Form 10-Q
period 2008-07-31
Rx Scripted, Inc.
filed 2008-09-26
CIK 1438901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-152444

RX SCRIPTED, INC.
(Name of registrant in its charter)

Nevada	7389	26-1580812
(State or jurisdiction	(Primary Standard	(IRS Employer
of incorporation or	Industrial	Identification
organization)	Classification	No.)
Code Number)

201 Creekvista Drive
Holly Springs, North Carolina 27540
(Address of principal executive offices)

(919) 552-3133
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ☒ No   ☐

The number of shares outstanding of each of the issuer’s classes of equity as of September 12, 2008 is 3,232,500 shares of common stock, par value $0.001, and no shares of preferred stock, par value $0.001.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RX Scripted, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	July 31, 2008	January 31, 2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,701	$1,959
Prepaid and other assets	27,500	33,611

TOTAL ASSETS	$42,201	$35,570

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,817	$-
Accrued interest - related party	2,249	897
Advances from related parties	2,950	2,950
Notes payable - related party	42,500	44,500

TOTAL LIABILITIES	51,516	48,347

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 no par value: 10,000,000 authorized, none issued	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 3,232,500 and 3,000,000 issued and outstanding, respectively	3,233	3,000
Additional paid in capital	23,017	-
Deficit accumulated during development stage	(35,565)	(15,777)

TOTAL STOCKHOLDERS' DEFICIT	(9,315)	(12,777)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$42,201	$35,570

See notes to these financial statements.

RX Scripted, Inc.
(A Development Stage Company)
Statements of Operations
For the Three and Six Months Ended July 31, 2008, and 2007,
and the Period From December 30, 2004 (Inception) to July 31, 2008
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,		Inception to July 31,
	2008	2007	2008	2007	2008

REVENUES
Services	$100	$-	$100	$-	$29,617
	100	-			29,617

EXPENSES
Selling, general and administrative	8,967	282	18,536	2,239	62,803
	8,967	282	18,536	2,239	62,803

LOSS FROM OPERATIONS	(8,867)	(282)	(18,436)	(2,239)	(33,186)

OTHER INCOME (EXPENSE)
Interest expense	(684)	-	(1,352)	-	(2,379)

NET LOSS	$(9,551)	$(282)	$(19,788)	$(2,239)	$(35,565)

NET LOSS PER SHARE – Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMER OF COMMON SHARES – Basic and diluted	3,130,880	1,500,000	3,066,159	1,500,000

See notes to these financial statements.

RX Scripted, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Six Months Ended July 31, 2008 and 2007
and For the Period From December 30, 2004 (Inception) to July 31, 2008
(Unaudited)

	Six Months Ended July 31,				Inception to July 31,
	2008		2007		2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(19,788)		$(2,239)	$(35,565)
Adjustments to reconcile net loss to net
cash from operating activities:
Share-based compensation		-		-	2,000
Changes in operating assets and liabilities:
Prepaid and other assets		6,111			(27,500)
Accounts payable and accrued expenses		5,169			6,066
NET CASH USED IN OPERATING ACTIVITIES		(8,508)		(2,239)	(54,999)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of member units		-		-	1,000
Proceeds from sale of common stock		23,250		-	23,250
Proceeds from note payable – related party		500		1,347	2,950
Proceeds (payments) of note payable - related party		(2,500)		-	42,500
NET CASH PROVIDED BY FINANCING ACTIVITIES		21,250		1,347	69,700

NET INCREASE (DECREASE) IN CASH		12,742		(892)	14,701
CASH AT BEGINNING OF PERIOD		1,959		1,113	-
CASH AT END OF PERIOD		$14,701		$221	$14,701

SUPPLEMENTAL DISCLOSURES
CASH PAID FOR:
Interest		$-		$-	$-
Income taxes		-		-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Recapitalization	$		$		$1,000

See notes to these financial statements.

RX Scripted, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

1.         Basis of Presentation

The accompanying unaudited interim financial statements of RX Scripted, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the registration statement on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in the registration statement on Form S-1 have been omitted.

Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. The actual results could differ from those estimates.

2.         Going-Concern

RX Scripted’s financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  RX Scripted has incurred cumulative operating losses through July 31, 2008 of $35,565 and has a working capital deficit at July 31, 2008 of $9,315.

Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern.  The potential proceeds from the sale of common stock and other contemplated debt and equity financing, and increases in operating revenues from new development and business acquisitions would enable RX Scripted to continue as a going concern.  There can be no assurance that RX Scripted can or will be able to complete any debt or equity financing.  RX Scripted’s financial statements do not include any adjustments that might result from the outcome of this uncertainty. These factors raise substantial doubt regarding RX Scripted’s ability to continue as a going concern.

3.         Note Payable – Related Parties

RX Scripted’s short-term debt of $42,500 at July 31, 2008, consisted of $15,000 from a relative of the sole director bearing interest at 4% per annum and with a maturity date of December 31, 2008, and a convertible promissory note of $27,500, bearing interest at 7% per annum with a maturity date of October 31, 2008.  Balances on these notes at January 31, 2008, were $14,500 and $30,000, respectively.

The convertible promissory note contains provisions to convert one share of common stock for $0.10 per share at the sole option of the Payee.

RX Scripted’s advances of $2,950 from a shareholder do not bear interest.

4.         Commitments and Contingencies

RX Scripted may from time to time be involved with various litigation and claims that arise in the normal course of business.  As of July 31, 2008, no such matters were outstanding.

5.         Equity

In May, 2008, RX Scripted offered through a Confidential Private Placement, 500,000 common shares at $0.10 per Share on a “best efforts, no minimum basis”.  The Offering was made in reliance upon an exemption from registration under the federal securities laws provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended.  The Offering was to terminate upon the earlier of (i) the sale of the 500,000 Shares or (ii) May 31, 2008, unless extended by RX Scripted for up to an additional thirty days.  The Company extended the offering to June 30, 2008.  As of July 31, 2008, RX Scripted has issued 232,500 shares and raised $23,250 from 34 investors.

6.         Subsequent Event

In August 2008, the Company entered into an agreement with a transfer agent to maintain the stock ownership and transfer records.  Terms of the agreement call for cash of $5,000 and 50,000 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF RX SCRIPTED, INC. ("THE COMPANY", "RX SCRIPTED", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO JULY 31, 2008.

DESCRIPTION OF BUSINESS

Overview

The Company was originally incorporated as a North Carolina limited liability corporation on December 30, 2004.  In December 2007, its managers decided it was in the best interests of the limited liability company to convert to a Nevada corporation, and as such, we filed Articles of Conversion on December 5, 2007 to reincorporate in Nevada.  Through the conversion, the sole interest holder of the limited liability company, MaryAnne McAdams, our sole officer and Director, exchanged 100% of the membership interests in the limited liability company for 1,500,000 shares of the Company’s common stock.  Other than the change from a North Carolina limited liability company to a Nevada corporation, the operations of the Company, debts, liabilities, employees and contracts all remained the same.  RX Scripted, Inc. was incorporated in Nevada on December 5, 2007 as a result of the filing of the Articles of Conversion.  Our mailing address is 201 Creekvista Drive, Holly Springs, North Carolina 27540, our telephone number is (919) 552-3133, and our fax number is 919-552-3133.

Business Operations

The Company is an event planning consulting company engaged in the planning and execution of medical meetings and educational programs for nurses, physicians, pharmacists and other healthcare professionals.  We plan to work with pharmaceutical companies and other healthcare education consulting groups to provide complete event planning services.  We plan to provide these services at a discounted rate, while maintaining the highest level of service available in the industry to our customers.  Our goal is to provide each customer with personalized service throughout the planning and event process by assigning each event an Executive Producer (“EP”).  The EP will assume all responsibilities for the event, including regular communication with the client.  While we currently have only one employee, our sole officer and Director, MaryAnne McAdams, in the event we obtain contracts and clients, and funding permitting, we plan to hire additional employees to serve as EP’s on a going forward basis. RX Scripted plans to offer a variety of event planning services, based on our customer’s individual program needs.  As of the date of this report, we have had limited to no operations for the past two fiscal years.  We did not generate any revenues during the past fiscal year and have generated nominal revenues to date.

Since the Company’s inception in 2004 until May 2006, the Company planned and executed over 50 medical meetings around the country.  In May 2006, the Company lost its largest client and as a result, revenues dropped sharply.  Subsequently in fiscal 2006, MaryAnne McAdams ceased performing services for the Company to go on personal leave, and in the interim, the Company ceased business operations.  In November 2007, Mrs. McAdams once again began performing services for the Company, and the Company is currently in the planning stage of its business development, with limited to no operations.

Over the past few years, the medical meeting planning industry has seen many changes.   The biggest change in the industry is that pharmaceutical and other healthcare agencies are trying to remove themselves from the planning and execution process, in order to comply with new Pharmaceutical Research and Manufacturers of America (“PhRMA”) Guidelines, which were enacted in 2005.  We believe that this provides the Company with a unique opportunity to “fill the gap” between the pharmaceutical/educational companies and their need to continue to provide educational and promotional events.

In order to provide its future clients with a single source solution to their event planning needs, the Company plans to offer a wide range of services that encompass the event planning process including general management, concept creation, and execution. The Company believes that its creative talent, personal service, leadership and its willingness to commit capital to provide an increase in personnel, and to develop or acquire new clients will provide it with a competitive edge.

In July 2008, the Company entered into a verbal agreement with EM Corporation (“EM”), pursuant to which the Company will handle all aspects of EM’s travel planning.  The Company also anticipates handling meeting logistics for EM in the near future.  There are no assurances however that this business relationship will ever become a major revenue source for the Company.  Eddie Morgan, a principal of EM, is the father of MaryAnne McAdams, our sole officer and Director.  During the three months ended July 31, 2008, we generated $100 from EM.

Industry and Market Overview

The Company believes that the events industry in the United States is highly fragmented with several local and regional vendors that provide a limited range of services in two main segments: 1) business communications and event management; and 2) meeting, conferences and trade shows. The industry also consists of specialized vendors such as production companies, meeting planning companies, and destination logistics companies that may offer their services outside of the events industry.

The market for pharmaceutical meeting planning services is robust.  According to a report published in April of 2007 by the Healthcare Exhibitors Association, attendance at healthcare meetings is up 13.8 percent since 2001.  We believe that given the recent changes in the regulatory climate in the healthcare industry, the majority of pharmaceutical companies are looking to outside vendors to manage the meetings function and keep them in compliance with regulations.

Principal Products and Services

Our current planned services (which are subject to change) may include:

•	venue prospecting and management,
•	contract negotiation,
•	menu planning,
•	audio/visual equipment rental arrangements,

•	car/limo arrangements for program speaker(s) or attendees (as appropriate),
•	travel/hotel accommodations (as appropriate),
•	attendee registration confirmation with name badges,
•	preparation of an event resume to outline all program details,

•	generation of an electronic flyer (e-flyer) to promote the event,
•	invoice reconciliation,
•	managing RSVP process (as requested):
•	coordination and delivery of relevant materials for program (as requested):

	*	communication with fulfillment house regarding specific materials to be delivered for program,
	*	coordination and delivery of educational “props” for each program, and

•	regular communication to assess and evaluate planning process and program execution.

Revenue Generation / Management Service Fees

For all events or programs the Meeting Planning and Management Fee will be based on completing all of the above listed activities (as requested) and the number of meeting participants as follows (which fees are subject to change):

<30 participants:	$35/person
31-74 participants:	$33/person
>75 participants:	$30/person

The Meeting Planning and Management Fee for client staff attendees at each program will be as follows (subject to change):

<5 Client attendees:	No Charge
>5 Client attendees:	$150 flat rate

For those meetings where the Company is not processing attendee registrations, there will be a meeting planning fee of 5% of the total meeting costs.

For meetings which are developed and accredited through the Company there is a fee of 15% of the total meeting costs.

We project that the Company will need an additional $250,000 of funding in order to complete its business plan, which amount includes approximately $75,000 which the Company will require for its ongoing operations for the next twelve months.  Some of this funding has already been provided in the form of a loan or line of credit from Kevin McAdams, Mrs. McAdams’ husband (as described below).  The Company also anticipates seeking to raise additional debt and/or equity financing to support its ongoing activities.

Intellectual Property

RX Scripted, Inc. owns the rights to the internet domain name, www.rxscripted.com; however, such website is not currently operational and the Company does not anticipate that such website will be operational until the Company can raise additional funds, if ever.  The Company does not own any patents or licenses related to its products or services nor any copyrights or trademarks.

Marketing and Growth Strategy

The major focus of our growth strategy over the next several years will be the development of new customers (pharmaceutical and medical educational companies) and partnerships (continuing education accreditation companies); design and enhancement of our website to enhance the ease of communication to our clients and their customers (meeting attendees), as well as the deployment of independent contractors to increase new business, funding permitting.

We have not entered into any preliminary negotiations or discussions with any new business acquisition targets, nor do we have any definitive agreements in place with any such businesses.  However, if we have adequate funding at some time in the future, of which there can be no assurance, we may take steps to acquire new business targets to expand and increase our operations.  Any such acquisition would require raising substantial additional capital, of which there can be no assurance.

We also plan to fuel our growth through a broader, carefully designed growth strategy that includes utilizing the various contacts that we have within the pharmaceutical industry, as well as building new client relationships, expanding our target list (by utilizing independent contractors) and developing new marketing, advertising and public relations materials, of which there can be no assurance.

EMPLOYEES

As of the date of this report, we have only one employee, MaryAnne McAdams, who is not paid any salary or accruing any salary.  Currently, Mrs. McAdams is the Company’s sole officer and Director. Mrs. McAdams has employment separate from the Company’s operations and therefore she is only able to spend a limited amount of time on the Company’s operations.  The Company does not have an employment agreement with Mrs. McAdams.

COMPETITION

Companies in the event planning industry compete based on service breadth and quality, creativity, responsiveness, geographic proximity to clients, and price. Most vendors of outsourced event services in the healthcare industry are large, international corporations which are unable to provide customized, personal service to their smaller clients. We will compete primarily with a large number of national and regional firms as well as specialized vendors such as production companies, meeting planning companies (such as Medpoint Communications and Cardinal Health Communications) and destination logistics companies. Most of these competitors and specialized vendors provide a much larger range of services relative to what we hope to be able to offer to clients in the future, funding permitting.  However, we view this as a competitive advantage.  We plan to specialize in working with smaller pharmaceutical and educational companies.  We believe that we will be able to provide them with a high level of customer service that the larger firms would be unwilling to provide, based on the client’s limited marketing and/or promotional budget.  The Company plans to offer a comprehensive solution to client organizations with the assurance of a high quality of service and the opportunity to form a long-term relationship.

DESCRIPTION OF PROPERTY

The Company’s sole officer and Director, MaryAnne McAdams currently supplies the Company the use of office space in her home free of charge.  The office space encompasses approximately 234 square feet.  Neither the Company nor Mrs. McAdams currently has any plans of seeking alternative arrangements for the Company’s office space and/or changing the terms of the Company’s use of such office space.

BLANK CHECK COMPANY ISSUES

Rule 419 of the Securities Act of 1933, as amended (the “Act”) governs offerings by “blank check companies.”  Rule 419 defines a “blank check company” as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and issuing “penny stock,” as defined in Rule 3a51-1 under the Securities Exchange Act of 1934.

Our management believes that the Company does not meet the definition of a “blank check company,” because, while we are in the development stage, we do have a specific business plan and purpose as described above, and our current purpose is not to engage in a merger or acquisition, and as such, we should not therefore be characterized as a “blank check company.”

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

We believe that we will be able to continue our business operations for the next six months with the current cash we have on hand, assuming that our expenses remain constant.  We anticipate the need for approximately $75,000 in the next twelve (12) months to continue our business operations and begin our growth strategy, including building new client relationships, expanding our target list through independent contractors and developing new marketing, advertising and public relations materials.  Further, we anticipate the need for approximately another $175,000 to expand our operations and complete our business plan.  We have limited operations and revenues to date, and can make no assurances that material sales of our services will develop in the future, if at all.  Moving forward, we hope to build awareness of our website, www.rxscripted.com and in turn create demand for our products and services, of which there can be no assurance.

COMPARISON OF OPERATING RESULTS

FOR THE THREE MONTHS ENDED JULY 31, 2008, COMPARED TO THE THREE MONTHS ENDED JULY 31, 2007

We had revenues of $100 for the three months ended July 31, 2008, compared to revenues of $0 for the three months ended July 31, 2007.  The $100 of revenues for the three months ended July 31, 2008 was attributable to services performed for EM, as described above.  We expect to have nominal to no revenues until such time as we are able to establish a larger client base.

We had selling, general and administrative expenses of $8,967 for the three months ended July 31, 2008, compared to selling, general and administrative expenses of $282 for the three months ended July 31, 2007, an increase in selling, general and administrative expenses of $8,685 from the prior period.  The increase in selling, general and administrative expenses was mainly due to increased legal and accounting expenses associated with our Private Placement Memorandum and Registration Statement, which expenses were not present during the prior period.

We had a loss from operations of $8,867 for the three months ended July 31, 2008, compared to a loss from operations of $282 for the three months ended July 31, 2007, an increase in loss from operations of $8,585 from the prior period. The increase in loss from operations was attributable to the $8,685 increase in selling, general and administrative expenses for the three months ended July 31, 2008 compared to the three months ended July 31, 2007.

We had net other expenses, consisting solely of interest expense, for the three months ended July 31, 2008 of $684, compared to no net other expenses for the three months ended July 31, 2007, an increase in net other expenses of $684 from the prior period. The increase in net other expenses is due to the Company obtaining an interest bearing line of credit and convertible promissory note during the second half of the year ended January 31, 2008 and accordingly incurring interest expense in connection with these notes.

We had a net loss of $9,551 for the three months ended July 31, 2008, compared to a net loss of $282 for the three months ended July 31, 2007, an increase in net loss of $9,269 from the prior period. The increase in net loss was mainly attributable to the increase in selling, general and administrative expenses and the increase in interest expense for the three months ended July 31, 2008, compared to the three months ended July 31, 2007.

FOR THE SIX MONTHS ENDED JULY 31, 2008, COMPARED TO THE SIX MONTHS ENDED JULY 31, 2007

We had revenues of $100 for the six months ended July 31, 2008, compared to revenues of $0 for the six months ended July 31, 2007.  The $100 of revenues for the six months ended July 31, 2008 is attributable to services performed for EM, as described above.  We expect to have nominal to no revenues until such time as we are able to establish a larger client base.

We had selling, general and administrative expenses of $18,536 for the six months ended July 31, 2008, compared to selling, general and administrative expenses of $2,239 for the six months ended July 31, 2007, an increase in selling, general and administrative expenses of $16,297 or 728% from the prior period.  The increase in selling, general and administrative expenses was mainly due to increased legal and accounting expenses associated with our Private Placement Memorandum and Registration Statement, which expenses were not present during the prior period.

We had a loss from operations of $18,436 for the six months ended July 31, 2008, compared to a loss from operations of $2,239 for the six months ended July 31, 2007, an increase in loss from operations of $16,197 from the prior period. The increase in loss from operations was attributable to the $16,297 increase in selling, general and administrative expenses for the six months ended July 31, 2008 compared to the six months ended July 31, 2007.

We had net other expenses, consisting solely of interest expense, for the six months ended July 31, 2008 of $1,352, compared to no net other expenses for the six months ended July 31, 2007, an increase in net other expenses of $1,352 from the prior period. The increase in net other expenses is due to the Company obtaining an interest bearing line of credit and convertible promissory note during the second half of the year ended January 31, 2008 and accordingly incurring interest expense in connection with these notes.

We had a net loss of $19,788 for the six months ended July 31, 2008, compared to a net loss of $2,239 for the six months ended July 31, 2007, an increase in net loss of $17,549 or 784 %from the prior period. The increase in net loss was mainly attributable to the increase in selling, general and administrative expenses and the increase in interest expense for the six months ended July 31, 2008, compared to the six months ended July 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets, consisting solely of current assets of $42,201 as of July 31, 2008, which included cash and cash equivalents of $14,701 and prepaid and other assets of $27,500, representing the prepaid legal fees note payable to our attorney, David M. Loev.

We had total liabilities consisting solely of current liabilities of $51,516 as of July 31, 2008, which included $3,817 of accounts payable and accrued expenses, $2,249 of accrued interest, related party, $2,950 of advances from related parties and $42,500 of notes payable to related parties in connection with the notes described below.

We had negative working capital of $9,315 and a total accumulated deficit of $35,565 as of July 31, 2008.

We had net cash used in operating activities of $8,508 for the six months ended July 31, 2008, which was due to $19,788 of net loss, partially offset by a $6,111 decrease in prepaid and other assets and a $5,169 increase in accounts payable and accrued expenses.

We had $21,250 of net cash provided by financing activities for the six months ended July 31, 2008, which was due to $23,250 of proceeds from sale of common stock and $500 of notes payable to related parties, offset by $2,500 of payments of notes payable to related parties.

On December 12, 2007, the Company entered into a Revolving Credit Promissory Note with Kevin McAdams, the husband of the Company’s Chief Executive Officer, MaryAnne McAdams (the “Note”).  The Note provides us with a $15,000 line of credit, of which $15,000 had been borrowed as of July 31, 2008.  The Note has an interest rate of 4% per annum and matures on December 31, 2008.

On March 11, 2008, with an effective date of September 18, 2007, the Company entered into a Convertible Promissory Note (the “Convertible Note”), with David M. Loev, the Company’s attorney and a significant shareholder of the Company.  The Convertible Note evidenced amounts owed to Mr. Loev pursuant to the engagement agreement entered into between the Company and Mr. Loev on September 18, 2007.  Pursuant to the engagement agreement, Mr. Loev received $5,000 upon the parties’ entry into the engagement agreement, and an aggregate of 1,500,000 shares of the Company’s common stock, which amount of cash and shares have been paid to date, and an additional $30,000 in the form of the Convertible Note.  The engagement agreement provides for Mr. Loev to perform various legal services on the Company’s behalf including the preparation of articles of incorporation, bylaws, organizational minutes, the Private Placement Memorandum and related documents, the Registration Statement to register the shares sold through the Private Placement Memorandum and amendments thereto, as well as various services in connection with responding to FINRA comments in connection with a 15c2-11 filing, as well as general corporate/securities matters requested by the Company.

The Convertible Note bears interest at the rate of seven percent (7%) per annum until paid in full and any past due amounts bear interest at the rate of fifteen percent (15%) per annum.  A total of $2,500 of the amount due under the $30,000 Convertible Note was due five days after the end of the Private Placement Memorandum offering, which amount has been paid to date, and the remaining amount of the Note is due on October 31, 2008.  If not paid in full on October 31, 2008, any accrued and unpaid principal then outstanding can be convertible into shares of the Company’s common stock at the rate of one share of common stock for each $0.10 owed under the Convertible Note.

From May 1, 2008 to July 15, 2008, the Company sold a total of 232,500 shares of common stock for an aggregate of $23,250, to certain investors through a Private Placement Memorandum offering.

The Company estimates the need for approximately $75,000 of additional funding during the next 12 months to continue our business operations and an additional $175,000 to expand our operations as planned.  If we are unable to raise adequate working capital for fiscal 2009, we will be restricted in the implementation of our business plan.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recently issued accounting pronouncements. The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4T. CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)           Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 1A. RISK FACTORS

An investment in our common stock is highly speculative, and should only be made by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this annual report before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

WE REQUIRE ADDITIONAL CAPITAL IN ORDER TO TAKE THE NECESSARY STEPS TO GROW OUR BUSINESS.

Currently, RX Scripted does not have available funds to develop the marketing and advertising materials or fund other operating and general and administrative expenses necessary to grow its business.  Further, the Company does not have the funds available to hire independent contractors.  The Company does have an outstanding Revolving Credit Promissory Note with Kevin McAdams, the husband of the Company’s Chief Executive Officer MaryAnne McAdams (the “Note”) in the amount of $15,000, however, all $15,000 available under the Note had been borrowed as of the date of this Report.  If we cannot secure additional financing, our growth and operations could be impaired by limitations on our access to capital. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to conduct our business operations and pursue our expansion strategy.  As of the date of this Report, we have only limited operations, did not generate any revenues during the year ended January 31, 2008 and generated nominal revenues during the three months ended July 31, 2008.  In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan, which could cause any securities in the Company to be worthless.

WE HAVE HISTORICALLY GENERATED LIMITED REVENUES AND PRIOR TO THIS QUARTER, DID NOT GENERATE ANY REVENUES FOR A PERIOD OF TWO YEARS

The Company did not generate any revenue for the year ended January 31, 2008 or the for the three months ended April 30, 2008, and did not generate revenues for the two fiscal years preceding the three months ended July 31, 2008.  For the three months ended July 31, 2008, the Company generated nominal revenues of $100.  This lack of revenues is largely due to the fact that we lost our largest client in mid-2006 and the president and Chief Executive Officer, MaryAnne McAdams, went on personal leave shortly thereafter.  Even during the fiscal year ended January 31, 2007, the last time that the Company had revenues prior to the three months ended July 31, 2008, the revenues totaling $5,705 were insufficient to support the Company’s expenses.  Furthermore, the Company anticipates its expenses increasing in the future.  Although, Mrs. McAdams is now involved in the day to day operations of the business, as well as the strategy for future growth, the Company does not currently generate significant revenues and has only limited operations.  We can make no assurances that we will be able to generate any revenues in the future, that we will have sufficient funding to support our operations and pay our expenses and/or that we will be able to gain clients in the future to build our business operations.  In the event we are unable to generate revenues and/or support our operations, we will be forced to curtail and/or abandon our current business plan and any investment in the Company could become worthless.

SHAREHOLDERS WHO HOLD UNREGISTERED SHARES OF OUR COMMON STOCK ARE SUBJECT TO RESALE RESTRICTIONS PURSUANT TO RULE 144, DUE TO OUR STATUS AS A “SHELL COMPANY.”

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for the prior one year period; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company.”  Because none of our securities can be sold pursuant to Rule 144, until at least a year after we cease to be a “shell company”, any securities you purchase in an offering or that we issue to consultants, employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission, an exemption for sales can be relied upon other than Rule 144 and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.  As a result, you may never be able to sell shares you purchase in the Company, and it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder or us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  Our status as a “shell company” could prevent us from raising additional funds, engaging consultants, using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.   Furthermore, as we may not ever cease to be a “shell company,” investors who purchase shares of our securities may be forced to hold such securities indefinitely.

THE SUCCESS OF THE COMPANY DEPENDS HEAVILY ON MARYANNE MCADAMS AND HER INDUSTRY CONTACTS.

The success of the Company will depend on the abilities of MaryAnne McAdams, the President and Chief Executive Officer of the Company, to generate business from her existing contacts and relationships within the pharmaceutical and healthcare industry.  The loss of Mrs. McAdams will have a material adverse effect on the business, results of operations (if any) and financial condition of the Company.  In addition, the loss of Mrs. McAdams may force the Company to seek a replacement who may have less experience, fewer contacts, or less understanding of the business.  Further, we can make no assurances that we will be able to find a suitable replacement for Mrs. McAdams, which could force the Company to curtail its operations and/or cause any investment in the Company to become worthless.  The Company does not have an employment agreement with Mrs. McAdams nor any key man insurance on Mrs. McAdams.

OUR “AFFILIATES” EXERCISE MAJORITY VOTING CONTROL OVER THE COMPANY AND CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.

MaryAnne McAdams, our sole Director and officer can vote an aggregate of 1,500,000 shares of our common stock, currently equal to 46.47% of our outstanding common stock, and David M. Loev, our attorney, can vote an aggregate of 1,500,000 shares of our common stock, currently equal to 46.47% of our outstanding common stock.  Therefore, Ms. McAdams and Mr. Loev, our “affiliates” can currently vote 92.94% of our outstanding shares of common stock and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election and removal of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mrs. McAdams as a Director of the Company, which will mean she will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's Common Stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

OUR SOLE OFFICER AND DIRECTOR HAS OTHER EMPLOYMENT OUTSIDE OF THE COMPANY, AND AS SUCH, MAY NOT BE ABLE TO DEVOTE SUFFICIENT TIME TO OUR OPERATIONS.

MaryAnne McAdams, our sole officer and Director, currently has employment outside of the Company.  As such, Mrs. McAdams only spends approximately 10 hours per week on Company matters and 15 hours per week working as an independent sales consultant to the Pharmaceutical Industry, and as such she may not be able to devote a sufficient amount of time to our operations.  This may be exacerbated by the fact that MaryAnne McAdams is currently our only officer and Director.  If Mrs. McAdams is not able to spend a sufficient amount of her available time on our operations, we may never gain any clients, may not ever generate any revenue and/or any investment in the Company could become worthless.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO FORECAST OUR FUTURE RESULTS, MAKING ANY INVESTMENT IN US HIGHLY SPECULATIVE.

We have a limited operating history, and our historical financial and operating information is of limited value in predicting our future operating results.  We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts.  Our current and future expense levels are based largely on our investment plans and estimates of future revenue.  As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which could then force us to curtail or cease our business operations.

OUR LOSSES RAISE DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We had cumulative operating losses through July 31, 2008 of $35,565 and had a working capital deficit at July 31, 2008 of $9,315.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or attain profitable operations. As such, there is substantial doubt as to our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

OUR INDUSTRY IS HIGHLY COMPETITIVE.

The medical meeting and event planning industry is highly competitive and fragmented. The Company expects competition to intensify in the future. The Company competes in its market with numerous national, regional and local event production companies, many of which have substantially greater financial, managerial and other resources than those presently available to the Company. Numerous well-established companies are focusing significant resources on providing event marketing, design and production services that currently compete and will compete with the Company's services in the future.  Although we believe that there is a need for a “niche” business, such as ours and that can provide logistical expertise at a reduced cost, the Company can make no assurance that it will be able to effectively compete with these other companies or that competitive pressures, including possible downward pressure on the prices we charge for our services, will not arise. In the event that the Company cannot effectively compete on a continuing basis or competitive pressures arise, such inability to compete or competitive pressures will have a material adverse effect on the companies business, results of operations and financial condition.

OUR GROWTH WILL PLACE SIGNIFICANT STRAINS ON OUR RESOURCES.

Since mid-2006, when Mrs. McAdams temporarily ceased performing services for the Company (although she remained as a manager of the Company’s predecessor entity, RX Scripted, LLC) to go on personal leave, the Company has had little to no operations.  In November 2007, Mrs. McAdams resumed performing services for the Company, as the Company’s President and Chief Executive Officer.  The Company is currently in the planning stage, with only limited operations, and is currently seeking out potential planning events and sources of revenue, although it has not generated any significant revenues since the year ended January 31, 2007, and such revenues were insufficient to support its ongoing expenses. The Company's growth, if any, is expected to place a significant strain on the Company's managerial, operational and financial resources as MaryAnne McAdams is our only officer and employee and the Company will likely continue to have limited employees in the future.  Furthermore, assuming the Company receives contracts, it will be required to manage multiple relationships with various customers and other third parties. These requirements will be exacerbated in the event of further growth of the Company or in the number of its contracts. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company will be able to achieve the rapid execution necessary to successfully offer its services and implement its business plan. The Company's future operating results, if any, will also depend on its ability to add additional personnel commensurate with the growth of its business, if any. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be adversely affected.

OUR ARTICLES OF INCORPORATION, AS AMENDED, AND BYLAWS LIMIT THE LIABILITY OF, AND PROVIDE INDEMNIFICATION FOR, OUR OFFICERS AND DIRECTORS.

Our Articles of Incorporation, generally limit our officers' and Directors' personal liability to the Company and its stockholders for breach of fiduciary duty as an officer or Director except for breach of the duty of loyalty or acts or omissions not made in good faith or which involve intentional misconduct or a knowing violation of law. Our Articles of Incorporation, as amended, and Bylaws provide indemnification for our officers and Directors to the fullest extent authorized by the Nevada Revised Statutes against all expense, liability, and loss, including attorney's fees, judgments, fines excise taxes or penalties and amounts to be paid in settlement reasonably incurred or suffered by an officer or Director in connection with any action, suit or proceeding, whether civil or criminal, administrative or investigative (hereinafter a "Proceeding") to which the officer or Director is made a party or is threatened to be made a party, or in which the officer or Director is involved by reason of the fact that he or she is or was an officer or Director of the Company, or is or was serving at the request of the Company as an officer or Director of another corporation or of a partnership, joint venture, trust or other enterprise whether the basis of the Proceeding is alleged action in an official capacity as an officer or Director, or in any other capacity while serving as an officer or Director. Thus, the Company may be prevented from recovering damages for certain alleged errors or omissions by the officers and Directors for liabilities incurred in connection with their good faith acts for the Company.  Such an indemnification payment might deplete the Company's assets. Stockholders who have questions respecting the fiduciary obligations of the officers and Directors of the Company should consult with independent legal counsel. It is the position of the Securities and Exchange Commission that exculpation from and indemnification for liabilities arising under the 1933 Act and the rules and regulations thereunder is against public policy and therefore unenforceable.

 IN THE FUTURE, WE WILL INCUR SIGNIFICANT INCREASED COSTS AS A RESULT OF OPERATING AS A FULLY REPORTING COMPANY IN CONNECTION WITH SECTION 404 OF THE SARBANES OXLEY ACT, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

 Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

WE DO NOT CURRENTLY HAVE A PUBLIC MARKET FOR OUR SECURITIES. IF THERE IS A MARKET FOR OUR SECURITIES IN THE FUTURE, SUCH MARKET MAY BE VOLATILE AND ILLIQUID.

There is currently no public market for our common stock. In the future, we hope to quote our securities on the Over-The-Counter Bulletin Board. However, we can make no assurances that there will be a public market for our common stock in the future. If there is a market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

(1) actual or anticipated variations in our results of operations;

(2) our ability or inability to generate new revenues;

(3) increased competition; and

(4) conditions and trends in the event planning business.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

Once our common stock is quoted on the OTC Bulletin Board, of which there can be no assurance, it will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2007, in connection with and pursuant to the plan of conversion whereby we converted from a North Carolina limited liability company to a Nevada corporation, we issued MaryAnne McAdams, our sole officer and Director, an aggregate of 1,500,000 shares of our restricted common stock.  We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.  No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions.

In December 2007, we issued an aggregate of 1,500,000 restricted shares of our common stock to David M. Loev, our legal counsel, in consideration for services rendered.  We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.  No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions.

From May 2008 to June 2008, the Company sold a total of 232,500 shares of common stock for an aggregate of $23,250 to thirty-four investors through a Private Placement Memorandum offering.  The Company claims an exemption from registration afforded by Rule 506 of Regulation D under the Securities Act of 1933, as amended for the above sales.

In or around August 2008, the Company entered into a Transfer Agent Agreement with Island Capital Management, LLC, doing business as Island Stock Transfer (“Island”). Island agreed to serve as the Company’s transfer agent for the term of one year in consideration for $5,000 and 50,000 restricted shares of common stock. Neither the cash consideration has been paid, nor the restricted shares have been issued to Island to date, and as such, the 50,000 shares payable to Island have not been included in the number of issued or outstanding shares disclosed throughout this Registration Statement. We plan to issue the shares to Island shortly after the filing of this report.  We will claim an exemption from registration afforded by Section 4(2) of the Act for the foregoing issuance, as the issuance will not involve a public offering, the recipient will take the shares for investment and not resale and we will take appropriate measures to restrict transfer.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(1)	Bylaws

Exhibit 10.1(1)	Revolving Credit Promissory Note with Kevin McAdams (December 12, 2007)

Exhibit 10.2(1)	Convertible Promissory Note with David M. Loev (March 11, 2008)
Exhibit 31* Exhibit 32*

Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Attached hereto.

(1)  Filed as Exhibits to the Company’s Registration Statement on Form S-1 filed with the Commission on July 22, 2008, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RX SCRIPTED, INC.

DATED: September 26, 2008	By: /s/ MaryAnne McAdams
MaryAnne McAdams
Chief Executive Officer (Principal Executive Officer)
And Principal Financial Officer