Form 10-Q
period 2008-10-31
Rx Scripted, Inc.
filed 2008-12-19
CIK 1438901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

The number of shares outstanding of each of the issuer’s classes of equity as of December 17, 2008 is 3,282,500 shares of common stock, par value $0.001, and no shares of preferred stock, par value $0.001.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RX Scripted, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	October 31, 2008	January 31, 2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,254	$1,959
Prepaid and other assets	27,500	33,611

TOTAL ASSETS	$29,754	$35,570

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,278	$-
Stock payable	5,000	-
Accrued interest - related party	2,902	897
Advances from related parties	2,950	2,950
Note payable - related party	47,500	44,500

TOTAL LIABILITIES	62,630	48,347

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value: 10,000,000 authorized, none outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 3,232,500 and 3,000,000 issued and outstanding, respectively	3,233	3,000
Additional paid-in capital	23,017	-
Deficit accumulated during development stage	(59,126)	(15,777)

TOTAL STOCKHOLDERS' DEFICIT	(32,876)	(12,777)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$29,754	$35,570

See notes to financial statements.

RX Scripted, Inc.
(A Development Stage Company)
Statements of Operations
For the Three and Nine Months Ended October 31, 2008, and 2007,
and December 30, 2004 (Inception) to October 31, 2008
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,		Inception to October 31,
	2008	2007	2008	2007	2008

REVENUES
Services	$-	$-	$100	$-	$29,617
	-	-			29,617

EXPENSES
Selling, general and administrative	22,909	3,563	41,444	5,802	85,711
	22,909	3,563	41,444	5,802	85,711

LOSS FROM OPERATIONS	(22,909)	(3,563)	(41,344)	(5,802)	(56,094)

OTHER EXPENSES
Interest expense	(652)	(7)	(2,005)	(7)	(3,032)

NET LOSS	$(23,561)	$(3,570)	$(43,349)	$(5,809)	$(59,126)

NET LOSS PER SHARE – Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMER OF COMMON SHARES – Basic and diluted	3,232,500	1,000,000	3,122,011	1,000,000

See notes to financial statements.

RX Scripted, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Nine Months Ended October 31, 2008 and 2007
and For the Period December 30, 2004 (Inception) through October 31, 2008
(Unaudited)

	Nine Months Ended October 31,		Inception through October 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,349)	$(5,809)	$(59,126)
Adjustments to reconcile net loss to net
cash from operating activities:
Share-based compensation	5,000	-	7,000
Changes in operating assets and liabilities:
Prepaid and other assets	6,111	(4,500)	2,500
Accounts payable and accrued expenses	4,278	7	4,278
Accounts payable and accrued expenses – related party	2,005	-	2,902
NET CASH USED IN OPERATING ACTIVITIES	(25,955)	(10,302)	(42,446)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of member units	-	-	1,000
Proceeds from sale of common stock	23,250	-	23,250
Proceeds of shareholder loans	-	2,950	2,950
Proceeds of note payable – related party	5,500	-	20,000
Payments of note payable - related party	(2,500)	-	(2,500)
NET CASH PROVIDED BY FINANCING ACTIVITIES	26,250	10,450	44,700

NET INCREASE IN CASH	295	148	2,254
CASH AT BEGINNING OF PERIOD	1,959	1,113	-
CASH AT END OF PERIOD	$2,254	$1,261	$2,254

SUPPLEMENTAL DISCLOSURES
CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	-	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Recapitalization	$-	$-	$1,000
Issuance of note payable to related party for prepaid legal fees	-	-	30,000

See notes to financial statements.

RX Scripted, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

1.	Organization and Significant Accounting Policies

Organization – RX Scripted, LLC (the “Company”) was formed on December 30, 2004 as a North Carolina limited liability company and converted to a Delaware C Corporation as RX Scripted, Inc. on December 5, 2007.  The Company is an event planning consulting company which plans and executes medical meetings and educational programs for nurses, physicians, pharmacists and other health care professionals.  RX Scripted offers a variety of event planning services based on its customers’ individual program needs.

Basis of Presentation – The accompanying unaudited interim financial statements of RX Scripted, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the registration statement on Form S-1 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended January 31, 2008, have been omitted.

Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. The actual results could differ from those estimates.

2.            Going Concern

RX Scripted’s financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  RX Scripted has incurred cumulative operating losses through October 31, 2008 of $59,126 and has a working capital deficit at October 31, 2008 of $32,876.

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

3.             Note Payable – Related Parties

RX Scripted’s short-term debt of $47,500 at October 31, 2008, consisted of $20,000 from a relative of the sole director bearing  interest at 4% per annum and with a maturity date of December 31, 2008, and a convertible promissory note of $27,500, bearing interest at 7% per annum.  Balances on these notes at January 31, 2008, were $14,500 and $30,000, respectively.

On November 19, 2008, RX Scripted amended the convertible promissory note with Mr. Loev to extend the maturity date to April 30, 2009.  If not paid by the maturity date, any accrued and unpaid principal then outstanding under the amended convertible note can be convertible into shares of RX Scripted’s common stock at the rate of $0.10 per share.

RX Scripted’s  advances of $2,950 from a shareholder do not bear interest.

4.             Equity

In August 2008, the Company entered into an agreement with a transfer agent to maintain the stock ownership and transfer records.  Terms of the agreement require a cash payment of $5,000 and 50,000 shares of common stock, which shares were issued in December 2008.

In May 2008, RX Scripted offered through a Confidential Private Placement, 500,000 common shares at $0.10 per Share on a “best efforts, no minimum basis”. The Offering was made in reliance upon an exemption from registration under the federal securities laws provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended. The Offering was to terminate upon the earlier of (i) the sale of the 500,000 Shares or (ii) May 31, 2008, unless extended by RX Scripted for up to an additional thirty days. The Company extended the offering to June 30, 2008. As of October 31, 2008, RX Scripted issued 232,500 shares and raised $23,250 from 34 investors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF RX SCRIPTED, INC. ("THE COMPANY", "RX SCRIPTED", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO OCTOBER 31, 2008.

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

In July 2008, the Company entered into a verbal agreement with EM Corporation (“EM”), pursuant to which the Company will handle all aspects of EM’s travel planning.  The Company also anticipates handling meeting logistics for EM in the near future.  There are no assurances however that this business relationship will ever become a major revenue source for the Company.  Eddie Morgan, a principal of EM, is the father of MaryAnne McAdams, our sole officer and Director.  During the three months ended July 31, 2008, we generated $100 from EM, but generated no revenues from EM during the three months ended October 31, 2008.

As of December 2008, the Company is currently in negotiations with Slate Pharmaceuticals, Inc. to provide meeting planning services to them for 2009.  There are no assurances, however, that a definitive agreement will be reached in the near future, if at all.

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

We project that the Company will need an additional $125,000 of funding in order to complete its business plan, which amount includes approximately $50,000 which the Company will require for its ongoing operations for the next twelve months.   The Company also anticipates seeking to raise additional debt and/or equity financing to support its ongoing activities.

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

We have not entered into any preliminary negotiations or discussions with any new business acquisition targets, nor do we have any definitive agreements in place with any such businesses, except for Slate Pharmaceuticals, Inc.  However, if we have adequate funding at some time in the future, of which there can be no assurance, we may take steps to acquire new business targets to expand and increase our operations.  Any such acquisition would require raising substantial additional capital, of which there can be no assurance.

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

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

We believe that we will be able to continue our business operations for the next three months with the current cash we have on hand, assuming that our expenses remain constant.  We anticipate the need for approximately $50,000 in the next twelve (12) months to continue our business operations and begin our growth strategy, including building new client relationships, expanding our target list through independent contractors and developing new marketing, advertising and public relations materials.  Further, we anticipate the need for approximately another $75,000 to expand our operations and complete our business plan.  We have limited operations and revenues to date, and can make no assurances that material sales of our services will develop in the future, if at all.  Moving forward, we hope to build awareness of our website, www.rxscripted.com and in turn create demand for our products and services, of which there can be no assurance.

COMPARISON OF OPERATING RESULTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2008, COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2007

We had revenues of $0 for the three months ended October 31, 2008, compared to revenues of $0 for the three months ended October 31, 2007.  We expect to have nominal to no revenues until such time as we are able to establish a larger client base.

We had selling, general and administrative expenses of $22,909 for the three months ended October 31, 2008, compared to selling, general and administrative expenses of $3,563 for the three months ended October 31, 2007, an increase in selling, general and administrative expenses of $19,346 or 543% from the prior period.  The increase in selling, general and administrative expenses was mainly due to increased legal and accounting expenses associated with our Private Placement Memorandum and Registration Statement, which expenses were not present during the prior period.

We had net other expenses, consisting solely of interest expense, for the three months ended October 31, 2008 of $652, compared to net other expenses for the three months ended October 31, 2007 of $7, an increase in net other expenses of $645 from the prior period. The increase in net other expenses is due to the Company obtaining an interest bearing line of credit and convertible promissory note during the second half of the year ended January 31, 2008 and accordingly incurring interest expense in connection with these notes.

We had a net loss of $23,561 for the three months ended October 31, 2008, compared to a net loss of $3,570 for the three months ended October 31, 2007, an increase in net loss of $19,991 or 560% from the prior period. The increase in net loss was attributable to the increase in selling, general and administrative expenses and the increase in interest expense for the three months ended October 31, 2008, compared to the three months ended October 31, 2007.

FOR THE NINE MONTHS ENDED OCTOBER 31, 2008, COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2007

We had revenues of $100 for the nine months ended October 31, 2008, compared to revenues of $0 for the nine months ended October 31, 2007.  The $100 of revenues for the nine months ended October 31, 2008 is attributable to services performed for EM, as described above.  We expect to have nominal to no revenues until such time as we are able to establish a larger client base.

We had selling, general and administrative expenses of $41,444 for the nine months ended October 31, 2008, compared to selling, general and administrative expenses of $5,802 for the nine months ended October 31, 2007, an increase in selling, general and administrative expenses of $35,642 or 614% from the prior period.  The increase in selling, general and administrative expenses was mainly due to increased legal and accounting expenses associated with our Private Placement Memorandum and Registration Statement, which expenses were not present during the prior period.

We had net other expenses, consisting solely of interest expense, for the nine months ended October 31, 2008 of $2,005, compared to net other expenses, consisting solely of interest expense, for the nine months ended October 31, 2007 of $7, an increase in net other expenses of $1,998 from the prior period. The increase in net other expenses is due to the Company obtaining an interest bearing line of credit and convertible promissory note during the second half of the year ended January 31, 2008 and accordingly incurring interest expense in connection with these notes.

We had a net loss of $43,349 for the nine months ended October 31, 2008, compared to a net loss of $5,809 for the nine months ended October 31, 2007, an increase in net loss of $37,540 or 646% from the prior period. The increase in net loss was mainly attributable to the increase in selling, general and administrative expenses and the increase in interest expense for the nine months ended October 31, 2008, compared to the nine months ended October 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets, consisting solely of current assets of $29,754 as of October 31, 2008, which included cash and cash equivalents of $2,254 and prepaid and other assets of $27,500, representing the prepaid legal fees note payable to our attorney, David M. Loev.

We had total liabilities consisting solely of current liabilities of $62,630 as of October 31, 2008, which included $4,278 of accounts payable and accrued expenses, $5,000 of stock payable, $2,902 of accrued interest, related party, $2,950 of advances from related parties and $47,500 of notes payable to related parties in connection with the notes described below.

We had negative working capital of $32,876 and a total accumulated deficit of $59,126 as of October 31, 2008.

We had net cash used in operating activities of $25,955 for the nine months ended October 31, 2008, which was due to $43,349 of net loss, partially offset by $5,000 of share-based compensation, relating to the shares which we agreed to issue to Island (defined below) in August 2008, which shares were not issued until December 2008, a $6,111 decrease in prepaid and other assets, a $4,278 increase in accounts payable and accrued expenses and a $2,005 increase in accounts payable and accrued expenses, related party.

We had $26,250 of net cash provided by financing activities for the nine months ended October 31, 2008, which was due to $23,250 of proceeds from sale of common stock and $5,500 of proceeds of note payable, related party, offset by $2,500 of payments of note payable, related party.

On December 12, 2007, the Company entered into a Revolving Credit Promissory Note with Kevin McAdams, the husband of the Company’s Chief Executive Officer, MaryAnne McAdams (the “Note”).  The Note provides us with a $15,000 line of credit, of which $15,000 had been borrowed as of October 31, 2008.  The Note has an interest rate of 4% per annum and matures on December 31, 2008.

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

The Convertible Note bears interest at the rate of seven percent (7%) per annum until paid in full and any past due amounts bear interest at the rate of fifteen percent (15%) per annum.  A total of $2,500 of the amount due under the $30,000 Convertible Note was due five days after the end of the Private Placement Memorandum offering, which amount has been paid to date, and the remaining amount of the Note was due on October 31, 2008. On November 19, 2008, the Company entered into an Amended and Restated Convertible Promissory Note with Mr. Loev that replaced and superseded the original Convertible Note.  The amended Convertible Note extended the date the note is due and payable to April 30, 2009.  Other than the extension of the due date, the terms and conditions of the amended Convertible Note are identical to the terms and conditions of the Convertible Note. If not paid by the maturity date, any accrued and unpaid principal then outstanding under the amended Convertible Note can be convertible into shares of the Company’s common stock at the rate of one share of common stock for each $0.10 owed under the Convertible Note.

From May 1, 2008 to July 15, 2008, the Company sold a total of 232,500 shares of common stock for an aggregate of $23,250, to certain investors through a Private Placement Memorandum offering.

The Company estimates the need for approximately $50,000 of additional funding during the next 12 months to continue our business operations and an additional $75,000 to expand our operations as planned.  If we are unable to raise adequate working capital for fiscal 2009, we will be restricted in the implementation of our business plan.

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

WE REQUIRE ADDITIONAL CAPITAL IN ORDER TO TAKE THE NECESSARY STEPS TO GROW OUR BUSINESS.

Currently, RX Scripted does not have available funds to develop the marketing and advertising materials or fund other operating and general and administrative expenses necessary to grow its business.  Further, the Company does not have the funds available to hire independent contractors.  The Company does have an outstanding Revolving Credit Promissory Note with Kevin McAdams, the husband of the Company’s Chief Executive Officer MaryAnne McAdams (the “Note”) in the amount of $15,000, however, all $15,000 available under the Note had been borrowed as of the date of this report.  If we cannot secure additional financing, our growth and operations could be impaired by limitations on our access to capital. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to conduct our business operations and pursue our expansion strategy.  As of the date of this report, we have only limited operations, did not generate any revenues during the year ended January 31, 2008 and generated no revenues during the three months ended October 31, 2008.  In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan, which could cause any securities in the Company to be worthless.

WE HAVE HISTORICALLY GENERATED LIMITED REVENUES AND HAVE GENERATED ONLY NOMINAL REVENUES FOR A PERIOD OF OVER TWO YEARS

The Company did not generate any revenue for the year ended January 31, 2008 or the for the three months ended April 30, 2008, and did not generate revenues for the two fiscal years preceding the three months ended July 31, 2008.  For the three months ended July 31, 2008, the Company generated nominal revenues of $100, and for the three months ended October 31, 2008, the Company generated no revenues.  This lack of revenues is largely due to the fact that we lost our largest client in mid-2006 and the president and Chief Executive Officer, MaryAnne McAdams, went on personal leave shortly thereafter.  Even during the fiscal year ended January 31, 2007, the last time that the Company had revenues prior to the three months ended July 31, 2008, the revenues totaling $5,705 were insufficient to support the Company’s expenses.  Furthermore, the Company anticipates its expenses increasing in the future.  Although, Mrs. McAdams is now involved in the day to day operations of the business, as well as the strategy for future growth, the Company does not currently generate significant revenues and has only limited operations.  We can make no assurances that we will be able to generate any revenues in the future, that we will have sufficient funding to support our operations and pay our expenses and/or that we will be able to gain clients in the future to build our business operations.  In the event we are unable to generate revenues and/or support our operations, we will be forced to curtail and/or abandon our current business plan and any investment in the Company could become worthless.

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

OUR “AFFILIATES” EXERCISE MAJORITY VOTING CONTROL OVER THE COMPANY AND CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.

MaryAnne McAdams, our sole Director and officer can vote an aggregate of 1,500,000 shares of our common stock, currently equal to 45.70% of our outstanding common stock, and David M. Loev, our attorney, can vote an aggregate of 1,500,000 shares of our common stock, currently equal to 45.70% of our outstanding common stock.  Therefore, Ms. McAdams and Mr. Loev, our “affiliates” can currently vote 91.39% of our outstanding shares of common stock and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election and removal of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mrs. McAdams as a Director of the Company, which will mean she will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's Common Stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

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

OUR LOSSES RAISE DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We had cumulative operating losses through October 31, 2008 of $56,094 and had a working capital deficit at October 31, 2008 of $32,876.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or attain profitable operations. As such, there is substantial doubt as to our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

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

In November 2008, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol RXSS.OB.  However, there is currently no public market for our common stock, and we can make no assurances that there will be a public market for our common stock in the future. If there is a market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

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

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

Once our common stock will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2007, in connection with and pursuant to the plan of conversion whereby we converted from a North Carolina limited liability company to a Nevada corporation, we issued MaryAnne McAdams, our sole officer and Director, an aggregate of 1,500,000 shares of our restricted common stock.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.  No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions.

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

In or around August 2008, the Company entered into a Transfer Agent Agreement with Island Capital Management, LLC, doing business as Island Stock Transfer (“Island”). Island agreed to serve as the Company’s transfer agent for the term of one year in consideration for $5,000 and 50,000 restricted shares of common stock. The restricted shares were issued to Island in December 2008.  We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.  No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(1)	Bylaws

Exhibit 10.1(1)	Revolving Credit Promissory Note with Kevin McAdams (December 12, 2007)
Exhibit 10.2(1) Exhibit 10.3*	Convertible Promissory Note with David M. Loev (March 11, 2008) Amended Convertible Promissory Note with David M. Loev
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

RX SCRIPTED, INC.

DATED: December 19, 2008	By: /s/ MaryAnne McAdams
MaryAnne McAdams
Chief Executive Officer (Principal Executive Officer)
And Principal Financial Officer