Form 10-K
period 2009-01-31
Rx Scripted, Inc.
filed 2009-05-11
CIK 1438901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number: 333-152444

RX SCRIPTED, INC.
(Name of registrant in its charter)

Nevada	7389	26-1580812
(State or jurisdiction	(Primary Standard	(IRS Employer
of incorporation or	Industrial	Identification
organization)	Classification	No.)
Code Number)

201 Creekvista Drive
Holly Springs, North Carolina 27540
(Address of principal executive offices)

(919) 552-3133
(Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF
THE EXCHANGE ACT:

None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF
THE EXCHANGE ACT:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X].

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [   ] No [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K  contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ].

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on the Over-The-Counter Bulletin Board as of July 31, 2008, the end of the issuer’s most recently completed second fiscal quarter, was $0 as there was no market for the issuer’s common equity as of July 31, 2008.

At April 28, 2009, there were 3,282,500 shares of the Issuer's common stock outstanding.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15. EXHIBITS	25

SIGNATURES	26

PART I

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO JANUARY 31, 2009. AS USED HEREIN, THE "COMPANY," “RX SCRIPTED,” "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO RX SCRIPTED, INC.

ITEM 1. BUSINESS

Overview

The Company was originally incorporated as a North Carolina limited liability corporation on December 30, 2004.  In December 2007, its manager decided it was in the best interests of the limited liability company to convert to a Nevada corporation, and as such, we filed Articles of Conversion on December 5, 2007 to reincorporate in Nevada.  Through the conversion, the sole interest holder of the limited liability company, MaryAnne McAdams, our sole officer and Director, exchanged 100% of the membership interests in the limited liability company for 1,500,000 shares of the Company’s common stock.  Other than the change from a North Carolina limited liability company to a Nevada corporation, the operations of the Company, debts, liabilities, employees and contracts all remained the same.  Our mailing address is 201 Creekvista Drive, Holly Springs, North Carolina 27540, our telephone number is (919) 552-3133, and our fax number is 919-552-3133.

Business Operations

The Company is an event planning consulting company engaged in the planning and execution of medical meetings and educational programs for nurses, physicians, pharmacists and other healthcare professionals.  We plan to work with pharmaceutical companies and other healthcare education consulting groups to provide complete event planning services.  We plan to provide these services at a discounted rate, while maintaining the highest level of service available in the industry to our customers.  Our goal is to provide each customer with personalized service throughout the planning and event process by assigning each event an Executive Producer (“EP”).  The EP will assume all responsibilities for the event, including regular communication with the client.  While we currently have only one employee, our sole officer and Director, MaryAnne McAdams, in the event we obtain contracts and clients, and funding permitting, we plan to hire additional employees to serve as EP’s on a going forward basis. RX Scripted plans to offer a variety of event planning services, based on our customer’s individual program needs.  As of the date of this report, we have had limited to no operations for the past two fiscal years.  We did not generate any significant revenues during the past fiscal year and have generated nominal revenues to date.

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

In July 2008, the Company entered into a verbal agreement with EM Corporation (“EM”), pursuant to which the Company will handle all aspects of EM’s travel planning.  The Company also anticipates handling meeting logistics for EM in the near future.  There are no assurances however that this business relationship will ever become a major revenue source for the Company.  Eddie Morgan, a principal of EM, is the father of MaryAnne McAdams, our sole officer and Director.  During the three months ended July 31, 2008, we generated $100 from EM, but generated no revenues from EM during the six months ended January 31, 2009.

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

ITEM 1A. RISK FACTORS.

WE REQUIRE ADDITIONAL CAPITAL IN ORDER TO TAKE THE NECESSARY STEPS TO GROW OUR BUSINESS.

Currently, RX Scripted does not have available funds to develop the marketing and advertising materials or fund other operating and general and administrative expenses necessary to grow its business.  Further, the Company does not have the funds available to hire independent contractors.  The Company does have an outstanding Revolving Credit Promissory Note with Kevin McAdams, the husband of the Company’s Chief Executive Officer MaryAnne McAdams (the “Note”) in the amount of $37,500; however, $35,900 available under the Note had been borrowed as of the date of this report.  If we cannot secure additional financing, our growth and operations could be impaired by limitations on our access to capital. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to conduct our business operations and pursue our expansion strategy.  As of the date of this report, we have only limited operations, and did not generate any significant revenues during the year ended January 31, 2008 or 2009.  In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan, which could cause any securities in the Company to be worthless.

WE HAVE HISTORICALLY GENERATED LIMITED REVENUES AND HAVE GENERATED ONLY NOMINAL REVENUES FOR A PERIOD OF OVER TWO YEARS

We did not generate any revenues for the year ended January 31, 2008.  For the year ended January 31, 2009, we generated nominal revenues of $100.  This lack of revenues is largely due to the fact that we lost our largest client in mid-2006 and the president and Chief Executive Officer, MaryAnne McAdams, went on personal leave shortly thereafter.  Even during the fiscal year ended January 31, 2007, the last time that we had revenues prior to the three months ended July 31, 2008, the revenues totaling $5,705 were insufficient to support our expenses.  Furthermore, we anticipate our expenses increasing in the future.  Although, Mrs. McAdams is now involved in the day to day operations of the business, as well as the strategy for future growth, we do not currently generate significant revenues and have only limited operations.  We can make no assurances that we will be able to generate any revenues in the future, that we will have sufficient funding to support our operations and pay our expenses and/or that we will be able to gain clients in the future to build our business operations.  In the event we are unable to generate revenues and/or support our operations, we will be forced to curtail and/or abandon our current business plan and any investment in the Company could become worthless.

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

OUR SOLE OFFICER AND DIRECTOR HAS OTHER EMPLOYMENT OUTSIDE OF THE COMPANY, AND AS SUCH, MAY NOT BE ABLE TO DEVOTE SUFFICIENT TIME TO OUR OPERATIONS.

MaryAnne McAdams, our sole officer and Director, currently has employment outside of the Company.  As such, Mrs. McAdams only spends approximately 6 hours per week on Company matters and 10 hours per week working as an independent sales consultant to the Pharmaceutical Industry, and as such she may not be able to devote a sufficient amount of time to our operations.  This may be exacerbated by the fact that MaryAnne McAdams is currently our only officer and Director.  If Mrs. McAdams is not able to spend a sufficient amount of her available time on our operations, we may never gain any clients, may not ever generate any revenue and/or any investment in the Company could become worthless.

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

OUR LOSSES RAISE DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We had cumulative operating losses through January 31, 2009 of $94,963 and had a working capital deficit at January 31, 2009 of $63,713.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or attain profitable operations. As such, there is substantial doubt as to our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

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

OUR ARTICLES OF INCORPORATION, AS AMENDED, AND BYLAWS LIMIT THE LIABILITY OF, AND PROVIDE INDEMNIFICATION FOR, OUR OFFICERS AND DIRECTORS.

Our Articles of Incorporation, generally limit our officers' and Directors' personal liability to the Company and its stockholders for breach of fiduciary duty as an officer or Director except for breach of the duty of loyalty or acts or omissions not made in good faith or which involve intentional misconduct or a knowing violation of law. Our Articles of Incorporation, as amended, and Bylaws provide indemnification for our officers and Directors to the fullest extent authorized by the Nevada Revised Statutes against all expense, liability, and loss, including attorney's fees, judgments, fines excise taxes or penalties and amounts to be paid in settlement reasonably incurred or suffered by an officer or Director in connection with any action, suit or proceeding, whether civil or criminal, administrative or investigative (hereinafter a "Proceeding") to which the officer or Director is made a party or is threatened to be made a party, or in which the officer or Director is involved by reason of the fact that he or she is or was an officer or Director of the Company, or is or was serving at the request of the Company as an officer or Director of another corporation or of a partnership, joint venture, trust or other enterprise whether the basis of the Proceeding is alleged action in an official capacity as an officer or Director, or in any other capacity while serving as an officer or Director. Thus, the Company may be prevented from recovering damages for certain alleged errors or omissions by the officers and Directors for liabilities incurred in connection with their good faith acts for the Company.  Such an indemnification payment might deplete the Company's assets. Stockholders who have questions respecting the fiduciary obligations of the officers and Directors of the Company should consult with independent legal counsel. It is the position of the Securities and Exchange Commission that exculpation from and indemnification for liabilities arising under the Securities Act of 1933, as amended and the rules and regulations thereunder is against public policy and therefore unenforceable.

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

(3) increased competition; and

(4) conditions and trends in the medical event planning industry.

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

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late in our filings three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

SHAREHOLDERS MAY BE DILUTED SIGNIFICANTLY THROUGH OUR EFFORTS TO OBTAIN FINANCING AND SATISFY OBLIGATIONS THROUGH THE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

STATE SECURITIES LAWS MAY LIMIT SECONDARY TRADING, WHICH MAY RESTRICT THE STATES IN WHICH AND CONDITIONS UNDER WHICH YOU CAN SELL SHARES.

Secondary trading in our common stock will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

BECAUSE WE ARE NOT SUBJECT TO COMPLIANCE WITH RULES REQUIRING THE ADOPTION OF CERTAIN CORPORATE GOVERNANCE MEASURES, OUR STOCKHOLDERS HAVE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our Directors are not independent directors, we do not currently have independent audit or compensation committees. As a result, our Directors have the ability to, among other things, determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain additional qualified officers, Directors and members of board committees required to provide for our effective management as a result of the Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of Directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

ITEM 2. PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal quarter ended January 31, 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In November 2008, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol RXSS.OB; however, no shares of our common stock have traded to date and there is currently no public market for our common stock.

The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act. The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules, the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

DESCRIPTION OF CAPITAL STOCK

We have authorized capital stock consisting of 100,000,000 shares of common stock, $0.001 par value per share (“Common Stock”) and 10,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”).  As of the filing of this report we have 3,282,500 shares of Common stock and no shares of Preferred Stock issued and outstanding.

Common Stock

The holders of outstanding shares of Common Stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends of such times and in such amounts as the board from time to time may determine.  Holders of Common Stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders.  There is no cumulative voting of the election of Directors then standing for election.  The Common Stock is not entitled to pre-emptive rights and is not subject to conversion or redemption.  Upon liquidation, dissolution or winding up of our company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the Common Stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors.  Each outstanding share of Common Stock is duly and validly issued, fully paid and non-assessable.

Preferred Stock

Shares of Preferred Stock may be issued from time to time in one or more series, each of which shall have such distinctive designation or title as shall be determined by our Board of Directors (“Board of Directors”) prior to the issuance of any shares thereof.  Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of Preferred Stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof.  The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of our capital stock entitled to vote generally in the election of the Directors, voting together as a single class, without a separate vote of the holders of the Preferred Stock, or any series thereof, unless a vote of any such holders is required pursuant to any Preferred Stock Designation.

Options, Warrants and Convertible Securities

We have no options or warrants outstanding.  We do have a Convertible Promissory Note outstanding, which is held by our significant shareholder and attorney, David M. Loev, which Convertible Note is described in greater detail above under “Certain Relationships and Related Transactions.”

ITEM 6. SELECTED FINANCIAL DATA

Not required pursuant to Item 301 of Regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements.

PLAN OF OPERATIONS

We believe that we will be able to continue our business operations for the next three months with the current cash we have on hand, assuming that our expenses remain constant.  We anticipate the need for approximately $50,000 in the next twelve (12) months to continue our business operations and begin our growth strategy, including building new client relationships, expanding our target list through independent contractors and developing new marketing, advertising and public relations materials.  Further, we anticipate the need for approximately another $50,000 to expand our operations and complete our business plan.  We have limited operations and revenues to date, and can make no assurances that material sales of our services will develop in the future, if at all.  Moving forward, we hope to build awareness of our website, www.rxscripted.com and in turn create demand for our products and services, of which there can be no assurance.

Critical Accounting Policies:

Our discussion and analysis of our financial condition and results of operations is based upon our audited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition – Revenue from contracts for consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned in accordance with the Securities Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104 “Revenue Recognition”. The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. For contracts with fixed fees, the Company recognizes revenues as amounts become billable in accordance with contract terms, provided the billable amounts are not contingent, are consistent with the services delivered, and are earned.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JANUARY 31, 2009 COMPARED TO THE YEAR ENDED JANUARY 31, 2008

We had revenues of $100 for the year ended January 31, 2009, compared to revenues of $0 for the year ended January 31, 2008.  The $100 of revenues for the year ended January 31, 2009, were attributable to services performed for EM, as defined above.  We expect to have nominal to no revenues until such time as we are able to establish a larger client base.

We had selling, general and administrative expenses of $76,563 for the year ended January 31, 2009, compared to $12,854 for the year ended January 31, 2008, an increase of $63,709 or 496% from the prior period.  The increase in selling, general and administrative expenses was mainly due to increased legal and accounting expenses associated with our Private Placement Memorandum and Registration Statement, as well as certain expenses associated with our operations as a public company, which expenses were not present during the prior period.

We had net other expenses, consisting solely of interest expense, for the year ended January 31, 2009 of $2,723, compared to $897 for the year ended January 31, 2008, an increase of $1,826 or 204% from the prior period. The increase is due to us obtaining an interest bearing line of credit and convertible promissory note during the second half of the year ended January 31, 2008 and incurring interest expense in connection with these notes during the year ended January 31, 2009.

We had a net loss of $79,186 for the year ended January 31, 2009, compared to a net loss of $13,751 for the year ended January 31, 2008, an increase in net loss of $65,435 or 476% from the prior period. The increase was mainly attributable to the increase in selling, general and administrative expenses and the increase in interest expense for the year ended January 31, 2009, compared to the year ended January 31, 2008, as described above.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets, consisting solely of current assets of cash and cash equivalents of $224 as of January 31, 2009.

We had total liabilities consisting solely of current liabilities of $63,937 as of January 31, 2009, which included $396 of accounts payable and accrued expenses, $7,591 of accounts payable and accrued expenses – related party, $2,950 of advances from related parties and $53,000 of notes payable to related parties in connection with the notes described below.

We had negative working capital of $63,713 and a total accumulated deficit of $94,963 as of January 31, 2009.

We had net cash used in operating activities of $33,485 for the year ended January 31, 2009, which was due to $79,186 of net loss, partially offset by $5,000 of share-based compensation, relating to the shares which we agreed to issue to Island Capital Management, LLC, doing business as Island Stock Transfer (“Island”) who agreed to serve as the Company’s transfer agent for the term of one year in consideration for $5,000 and 50,000 restricted shares of the Company’s common stock in August 2008, which shares were not issued until December 2008, a $33,611 decrease in prepaid and other assets, a $396 increase in accounts payable and accrued expenses and a $6,694 increase in accounts payable and accrued expenses - related party.

We had $31,750 of net cash provided by financing activities for the year ended January 31, 2009, which was due to $23,250 of proceeds from sale of common stock and $11,000 of proceeds of note payable - related party, offset by $2,500 of payments of note payable - related party.

On December 12, 2007, the Company entered into a Revolving Credit Promissory Note with Kevin McAdams, the husband of the Company’s Chief Executive Officer, MaryAnne McAdams (the “Note”).  The Note provided us with a $25,000 line of credit.  The Note was subsequently amended by an Amended Revolving Credit Promissory Note entered into on or around March 18, 2009, which increased the amount available under the Note to $37,500.  A total of $25,500 had been borrowed pursuant to the Note as of January 31, 2009 and a total of $35,900 had been borrowed as of the filing of this report.  The Note has an interest rate of 4% per annum.  The note originally had a due date of December 31, 2008, which date has since been extended until October 31, 2009 pursuant to the amendment.

On March 11, 2008, with an effective date of September 18, 2007, the Company entered into a Convertible Promissory Note (the “Convertible Note”), with David M. Loev, the Company’s attorney and a significant shareholder of the Company.  The Convertible Note evidenced amounts owed to Mr. Loev pursuant to the engagement agreement entered into between the Company and Mr. Loev on September 18, 2007.  Pursuant to the engagement agreement, Mr. Loev received $5,000 upon the parties’ entry into the engagement agreement, and an aggregate of 1,500,000 shares of the Company’s common stock, which amount of cash and shares have been paid to date, and an additional $30,000 in the form of the Convertible Note.  The engagement agreement provided for Mr. Loev to perform various legal services on the Company’s behalf including the preparation of articles of incorporation, bylaws, organizational minutes, the Private Placement Memorandum and related documents, the Registration Statement to register the shares sold through the Private Placement Memorandum and amendments thereto, as well as various services in connection with responding to FINRA comments in connection with a 15c2-11 filing, as well as general corporate/securities matters requested by the Company.

The Convertible Note bears interest at the rate of seven percent (7%) per annum until paid in full and any past due amounts bear interest at the rate of fifteen percent (15%) per annum.  A total of $2,500 of the amount due under the $30,000 Convertible Note was due five days after the end of the Private Placement Memorandum offering, which amount has been paid to date, and the remaining amount of the Note was due on October 31, 2008. On November 19, 2008, the Company entered into an Amended and Restated Convertible Promissory Note with Mr. Loev that replaced and superseded the original Convertible Note.  The amended Convertible Note extended the date the note is due and payable to April 30, 2009.   In April 2009, the Company entered into a Second Amended and Restated Convertible Promissory Note with Mr. Loev that replaced and superseded the Amended and Restated Convertible Note.  The Second Amended and Restated Convertible Note extended the date the note is due and payable to October 31, 2009.  Other than the extension of the due date, the terms and conditions of the Second Amended and Restated Convertible Note are identical to the terms and conditions of the Convertible Note. If not paid by the maturity date, any accrued and unpaid principal then outstanding under the amended Convertible Note can be convertible into shares of the Company’s common stock at the rate of one share of common stock for each $0.10 owed under the Convertible Note.

From May 1, 2008 to July 15, 2008, the Company sold a total of 232,500 shares of common stock for an aggregate of $23,250, to certain investors through a Private Placement Memorandum offering.

The Company estimates the need for approximately $50,000 of additional funding during the next 12 months to continue our business operations and an additional $50,000 to expand our operations as planned.  If we are unable to raise adequate working capital for fiscal 2010, we will be restricted in the implementation of our business plan.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
OF RX SCRIPTED, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
 RX Scripted, Inc.
(A Development Stage Company)
 Holly Springs, North Carolina

We have audited the accompanying balance sheets of RX Scripted, Inc. as of January 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit and cash flows for the years ended January 31, 2009 and 2008 and the period from December 30, 2004 (inception) to January 31, 2009.  These financial statements are the responsibility of RX Scripted’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RX Scripted, Inc. as of January 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended January 31, 2009 and 2008 and the period from December 30, 2004 (inception) to January 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that RX Scripted, Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements, RX Scripted, Inc. has incurred cumulative losses and has a working capital deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 2.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ GBH CPAs, PC
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

May 8, 2009

RX Scripted, Inc.
(A Development Stage Company)
Balance Sheets

	January 31, 2009	January 31, 2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$224	$1,959
Prepaid and other assets	-	33,611

TOTAL ASSETS	$224	$35,570

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$396	$-
Accounts payable and accrued expenses - related party	7,591	897
Advances from related parties	2,950	2,950
Note payable - related party	53,000	44,500

TOTAL LIABILITIES	63,937	48,347

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value: 10,000,000 authorized, none outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 3,282,500 and 3,000,000 issued and outstanding, respectively	3,283	3,000
Additional paid-in capital	27,967	-
Deficit accumulated during development stage	(94,963)	(15,777)

TOTAL STOCKHOLDERS' DEFICIT	(63,713)	(12,777)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$224	$35,570

See notes to financial statements.

RX Scripted, Inc.
(A Development Stage Company)
Statements of Operations
For the Years Ended January 31, 2009 and 2008,
and For the Period From December 30, 2004 (Inception) to January 31, 2009

	Years Ended January 31,		Inception to January 31,
	2009	2008	2009
REVENUES
Services	$100	$-	$29,617

EXPENSES
Selling, general and administrative	76,563	12,854	120,830

LOSS FROM OPERATIONS	(76,463)	(12,854)	(91,213)

OTHER EXPENSES
Interest expense	2,723	897	3,750

NET LOSS	$(79,186)	$(13,751)	$(94,963)

NET LOSS PER SHARE – Basic and diluted	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES – Basic and diluted	3,149,784	1,969,851

See notes to financial statements.

RX Scripted, Inc.
 (A Development Stage Company)
Statements of Stockholders’ Deficit
For the Period From December 30, 2004 (Inception) Through January 31, 2009

	Member’s	Common Stock		Additional Paid-in	Accumulated
	Equity	Shares	Amount	Capital	Deficit	Total

Member contribution	$500					$500
Net loss	(110)					(110)
Balance at January 31, 2005	390	–	$–	$–	$–	390

Member contribution	500					500
Net loss	(16)					(16)
Balance at January 31, 2006	874	–	–	–	–	874

Net loss	(1,900)					(1,900)
Balance at January 31, 2007	(1,026)	–	–	–	–	(1,026)

Recapitalization	1,026	1,500,000	1,500		(2,026)	500
Shares issued for services		1,500,000	1,500			1,500
Net loss					(13,751)	(13,751)
Balance at January 31, 2008	–	3,000,000	3,000	–	(15,777)	(12,777)

Shares issued for services		50,000	50	4,950		5,000
Shares issued for cash		232,500	233	23,017		23,250
Net loss					(79,186)	(79,186)
Balance at January 31, 2009	$–	3,282,500	$3,283	$27,967	$(94,963)	$(63,713)

See notes to financial statements.

RX Scripted, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended January 31, 2009 and 2008
and For the Period From December 30, 2004 (Inception) through January 31, 2009

	Years Ended January 31,		Inception through January 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(79,186)	$(13,751)	$(94,963)
Adjustments to reconcile net loss to net
cash from operating activities:
Share-based compensation	5,000	2,000	7,000
Changes in operating assets and liabilities:
Prepaid and other assets	33,611	(3,611)	30,000
Accounts payable and accrued expenses	396	(1,405)	1,293
Accounts payable and accrued expenses – related party	6,694	-	6,694
NET CASH USED IN OPERATING ACTIVITIES	(33,485)	(16,767)	(49,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of member units	-	-	1,000
Proceeds from sale of common stock	23,250	-	23,250
Proceeds of shareholder loans	-	2,950	2,950
Proceeds of notes payable – related party	11,000	14,500	25,500
Payments of notes payable – related party	(2,500)	-	(2,500)
NET CASH PROVIDED BY FINANCING ACTIVITIES	31,750	17,450	50,200

NET INCREASE (DECREASE) IN CASH	(1,735)	683	224
CASH AT BEGINNING OF PERIOD	1,959	1,276	-
CASH AT END OF PERIOD	$224	$1,959	$224

SUPPLEMENTAL DISCLOSURES
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	-	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Recapitalization	$-	$-	$1,000
Issuance of note payable to related party for prepaid legal fees	-	-	30,000

See notes to financial statements.

RX Scripted, Inc.
(A Development Stage Company)
Notes to Financial Statements

1.	Organization and Significant Accounting Policies

Organization – RX Scripted, LLC  was formed on December 30, 2004 as a North Carolina limited liability company and converted to a Delaware C Corporation as RX Scripted, Inc. (the “Company” or “RX Scripted”)on December 5, 2007.  The Company is an event planning consulting company which plans and executes medical meetings and educational programs for nurses, physicians, pharmacists and other health care professionals.  RX Scripted offers a variety of event planning services based on its customers’ individual program needs.

Basis of Presentation – The accompanying financial statements of RX Scripted have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.

Cash and Cash Equivalents – The Company considers all highly liquid investments with original maturities of three months or less from time of purchase to be cash equivalents.

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized when items of income and expense are recognized in the financial statements in different periods than when recognized in the tax return. Deferred tax assets arise when expenses are recognized in the financial statements before the tax returns or when income items are recognized in the tax return prior to the financial statements. Deferred tax assets also arise when operating losses or tax credits are available to offset tax payments due in future years. Deferred tax liabilities arise when income items are recognized in the financial statements before the tax returns or when expenses are recognized in the tax return prior to the financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Fair Value of Financial Instruments – The following methods and assumptions were used to estimate the fair values for each class of financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between two willing parties. The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable approximate fair value due to the short-term nature or maturity of the instruments

Earnings Per Share – Basic Earnings per share equals net earnings divided be weighted average shares outstanding during the year.  Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. As of January 31, 2009 RX Scripted did not have any outstanding contingently issuable shares.

Revenue Recognition – Revenue from contracts for consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned in accordance with the Securities Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104 “Revenue Recognition”. The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. For contracts with fixed fees, the Company recognizes revenues as amounts become billable in accordance with contract terms, provided the billable amounts are not contingent, are consistent with the services delivered, and are earned.

2.            Going Concern

RX Scripted’s financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  RX Scripted has incurred cumulative operating losses through January 31, 2009 of $94,963 and has a working capital deficit at January 31, 2009 of $63,713.

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

3.            Notes Payable – Related Parties

RX Scripted’s short-term debt of $53,000 at January 31, 2009, consisted of $25,500 drawn on a revolving line of credit from a relative of the sole director bearing interest at 4% per annum and with a maturity date of October 31, 2009, and a convertible promissory note of $27,500, bearing interest at 7% per annum.  Balances on these notes at January 31, 2008, were $14,500 and $30,000, respectively.

On December 12, 2007, RX Scripted entered into a Revolving Credit Promissory Note with Kevin McAdams, the husband of RX Scripted’s Chief Executive Officer.  The note provided us with a $25,000 line of credit.  The Note was subsequently amended on March 18, 2009 to increase the amount available under the note to $37,500.  A total of $25,500 had been borrowed pursuant to the Note as of January 31, 2009.  The Note has an interest rate of 4% per annum.  The note originally had a due date of December 31, 2008, which date has since been extended until October 31, 2009 pursuant to the amendment.

The convertible promissory note bears interest at the rate of 7% per annum until paid in full and any past due amounts bear interest at the rate of 15% per annum.  A total of $2,500 of the amount due under the $30,000 convertible note was due five days after the end of the Private Placement Memorandum offering, which amount has been paid to date, and the remaining amount of the note was due on October 31, 2008.  On November 19, 2008, RX Scripted amended the convertible note with Mr. Loev to extend the maturity date to April 30, 2009.  No other terms and conditions were changed.  If not paid by the maturity date, any accrued and unpaid principal then outstanding under the amended convertible note can be convertible into shares of RX Scripted’s common stock at the rate of one share of common stock for each $0.10 owed under the convertible note.

RX Scripted’s advances from a shareholder of $2,950 do not bear interest.

4.            Stockholders’ Equity

In August 2008, RX Scripted entered into an agreement with a transfer agent to maintain the stock ownership and transfer records.  Terms of the agreement require a cash payment of $5,000 and 50,000 shares of common stock, which shares were issued in December 2008.

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

5.           INCOME TAXES

RX Scripted has incurred losses since inception.  Therefore, RX Scripted has no tax liability.  Additionally, there are limitations imposed by certain transactions which are deemed to be ownership changes.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward is about $95,000 at January 31, 2009 and will expire in fiscal years 2025 through 2029.  At January 31, 2009, the deferred tax asset consisted of the following:

Deferred Tax Asset:
Net Operating Loss	$32,300
Less Valuation Allowance	(32,300)
Net Deferred Tax Asset	$-

6.           COMMITMENTS AND CONTINGENCIES

The Company may from time to time be involved with various litigation and claims that arise in the normal course of business. As of January 31, 2009, no such matters were outstanding.

7.           SUBSEQUENT EVENTS

From February 1, 2009 to May 5, 2009, RX Scripted borrowed an additional $3,700 on the revolving line of credit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-K (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The disclosure controls were not effective as our independent auditor had to make adjustments to the audit of our financial statements for the year ended January 31, 2009.  Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures are once again effective.  Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

(b)           This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c)           Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of our Director and executive officer.  Our sole officer and Director is as follows:

Name	Age	Position

MaryAnne McAdams	37	Chief Executive Officer, President, Secretary, Treasurer and Director

MaryAnne McAdams

MaryAnne McAdams served as the manager of our prior operations as a limited liability company, under the name RX Scripted, LLC, from December 2004 to December 2007, when we converted to a Nevada corporation, and has since December 2007, served as our President, Chief Executive Officer, Secretary, Treasurer and Director.  Since April 2008, Mrs. McAdams has served as an independent sales consultant in the pharmaceutical industry, pursuant to which Mrs. McAdams spends approximately 15 hours per week of time.  From August 2003 to November 2004, Mrs. McAdams worked as a sole proprietor in the event planning business.  From July 2002 to July 2003, Mrs. McAdams served as an Oncology Specialty Sales Consultant with Berlex Laboratories.  From September 1999 to July 2002, Mrs. McAdams served as an Oncology Specialty Sales Representative with Immunex Corporation in Seattle, Washington.  From May 1997 to September 1999, Mrs. McAdams served as an Infectious Disease Senior Sales Specialist with Pharmacia & Upjohn in Kalamazoo, Michigan.  From August 1995 to April 1997, Mrs. McAdams served as a Specialty Sales Representative for Dura Pharmaceuticals in San Diego, California.  Mrs. McAdams obtained a Bachelor of Science degree in Education from the University of Georgia in 1994.

Mrs. McAdams is our only employee.  We do not have an employment agreement with Mrs. McAdams. Mrs. McAdams has employment outside of the Company and spends only approximately 6 hours per week on Company matters.

Our Director and any additional Directors we may appoint in the future are elected annually and will hold office until our next annual meeting of the shareholders and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and Directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining Directors.

Control Persons:

David M. Loev is considered a control person of the Company due to the fact that he beneficially owns 45.70% of our common stock.  As such, Mr. Loev’s biographical information is provided below:

David M. Loev currently manages The Loev Law Firm, PC, which he founded as David M. Loev, Attorney at Law in January 2003, and which changed its name to The Loev Law Firm, PC in January 2007. Prior thereto, Mr. Loev served as a partner at Vanderkam & Sanders, a law firm specializing in corporate/securities matters. Prior thereto, Mr. Loev served as Chief Financial Officer, Treasurer, Secretary and General Counsel of PinkMonkey.com, Inc., an Internet publisher of educational study aids.  Mr. Loev received his law degree from Southern Methodist University in 1997 and received a B.B.A. in accounting from the University of Texas at Austin, Texas in 1992.  Mr. Loev was admitted to the State Bar of Texas in 1997.  Mr. Loev is also a Certified Public Accountant.

In 2005, Mr. Loev was a party to a civil lawsuit filed by the Securities and Exchange Commission (“Commission”) against a former client which he served as outside securities counsel to.   In connection with the lawsuit, the Commission alleged that Mr. Loev violated Sections 5(a) and 5(c) of the Securities Act of 1933, as amended (the “Securities Act”).  While Mr. Loev denied the Commission’s allegations, he chose to settle with the Commission in November 2005 (the “Settlement”), without admitting or denying the Commission’s claims against him, by consenting to the entry into an order enjoining him from violating the securities registration provisions of the Securities Act; ordering him to pay certain amounts in disgorgement and as a civil penalty; and prohibiting him from a) issuing Rule 504 opinions, which opinions provide for the issuance of shares of common stock free of restrictive legend; and b) accepting securities of any issuer whose securities are quoted on the Pink Sheets in consideration for legal or consulting services rendered.

As a result of the lawsuit filed by the Commission referenced above, the Texas State Board of Public Accountancy (the “Board”) filed a complaint against Mr. Loev alleging discreditable acts, violations of Professional Conduct, and conduct indicating a lack of fitness to serve the public as a professional accountant which resulted in an Agreed Consent Order.  In connection with the Agreed Consent Order, Mr. Loev was reprimanded and paid the Board an administrative penalty of $2,500 and $1,496 in administrative costs and agreed to complete four (4) hours of a Board approved ethics course, which has been completed to date.

We do not believe that Mr. Loev’s Settlement or the Agreed Consent Order will have any affect on the Company or on Mr. Loev’s ability to represent us as our securities counsel.

Involvement In Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any Director or executive officer, of Registrant during the past five years, other than as provided above.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Audit Committee

Due to the Company's size, the Board of Directors does not have an Audit Committee.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors has evaluated the business of the Company and the number of employees and determined that since the Company is operated by a relatively small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines.   In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table:

Name and principal position (a)	Year Ended January 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation* ($) (i)	Total ($)(1) (j)
MaryAnne McAdams	2009	-	-	-	-	-	-	-	-
CEO, President,	2008	-	-	-	-	-	-	-	-
Secretary, Treasurer	2007	-	-	-	-	-	-	$500(2)	$500
and Director

* Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. Other than the individual listed above, we had no executive employees or Directors during the years listed above.

(1) No Executive Officer received any bonus, restricted stock awards, options, non-equity incentive plan compensation, nonqualified deferred compensation earnings or any other material compensation since the Company was incorporated, and no salaries are being accrued.

(2) Represents amounts paid by RX Scripted, LLC, which was subsequently converted into RX Scripted, Inc., as discussed herein.

COMPENSATION DISCUSSION AND ANALYSIS

Director Compensation

Our Board of Directors, currently consisting solely of MaryAnne McAdams, does not currently receive any consideration for her services as a Director of the Company.  The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors, consisting solely of Mrs. McAdams, determines the compensation given to our executive officer, Mrs. McAdams, in her sole determination. As our executive officer currently draws no compensation from us, we do not currently have any executive compensation program in place. Although we have not to date, our Board of Directors also reserves the right to pay our executives a salary, and/or to issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award certain executives with long-term, stock-based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of April 28, 2009 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 3,282,500 shares outstanding as of April 28, 2009, (ii) each of our Directors, (iii) each named executive officer and (iv) all Directors and officers as a group.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned (1)
MaryAnne McAdams, CEO, President, Secretary, Treasurer and Director 201 Creekvista Dr. Holly Springs, NC 27540	1,500,000	45.7%
David M. Loev 6300 West Loop South Suite 280 Bellaire, TX 77401	1,500,000(2)	45.7%
All Officers and Directors as a Group (1 person)	1,500,000	45.7%

(1) The number of shares of common stock owned are those "beneficially owned" as determined in accordance with Rule 13d-3 of the Exchange Act of 1934, as amended, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within sixty (60) days through the exercise of any option, warrant or right.

(2) Does not include the 275,000 shares of common stock which are issuable to Mr. Loev in connection with the conversion of his $27,500 Convertible Note (as described below), as such Convertible Note is only convertible if in default, and the Convertible Note is not currently in default and is not due and payable until October 31, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 12, 2007, the Company entered into a Revolving Credit Promissory Note with Kevin McAdams, the husband of the Company’s Chief Executive Officer MaryAnne McAdams (the “Note”).  The Note provided us with a $25,000 line of credit.  The Note was subsequently amended by an Amended Revolving Credit Promissory Note entered into on or around March 18, 2009, which increased the amount available under the Note to $37,500.  A total of $30,700 had been borrowed pursuant to the Note as of January 31, 2009 and a total of $35,900 had been borrowed as of the filing of this report.  The Note has an interest rate of 4% per annum.  The note originally had a due date of December 31, 2008, which date has since been extended until October 31, 2009 pursuant to the amendment.

On March 11, 2008, with an effective date of September 18, 2007, the Company entered into a Convertible Promissory Note (the “Convertible Note”), with David M. Loev, the Company’s attorney and a significant shareholder and “control person” of the Company.  The Convertible Note evidenced amounts owed to Mr. Loev pursuant to the engagement agreement entered into between the Company and Mr. Loev on September 18, 2007.  Pursuant to the engagement agreement, Mr. Loev received $5,000 upon the parties’ entry into the engagement agreement, and an aggregate of 1,500,000 shares of the Company’s common stock, which amount of cash and shares have been paid to date, and an additional $30,000 in the form of the Convertible Note.  The engagement agreement provided for Mr. Loev to perform various legal services on the Company’s behalf including the preparation of articles of incorporation, bylaws, organizational minutes, the Private Placement Memorandum and related documents, a Registration Statement to register the shares sold through the Private Placement Memorandum and amendments thereto, and various services in connection with responding to NASD comments in connection with a proposed 15c2-11 filing, as well as corporate/securities matters requested by the Company.

The Convertible Note bears interest at the rate of seven percent (7%) per annum until paid in full and any past due amounts bear interest at the rate of fifteen percent (15%) per annum.  A total of $2,500 of the amount due under the $30,000 Convertible Note was due five days after the end of the Private Placement Memorandum offering, which amount has been paid to date, and the remaining amount of the Note was due on October 31, 2008. On November 19, 2008, the Company entered into an Amended and Restated Convertible Promissory Note with Mr. Loev that replaced and superseded the original Convertible Note.  The amended Convertible Note extended the date the note is due and payable to April 30, 2009.   In April 2009, the Company entered into a Second Amended and Restated Convertible Promissory Note with Mr. Loev that replaced and superseded the Amended and Restated Convertible Note.  The Second Amended and Restated Convertible Note extended the date the note is due and payable to October 31, 2009.  Other than the extension of the due date, the terms and conditions of the Second Amended and Restated Convertible Note are identical to the terms and conditions of the Convertible Note. If not paid by the maturity date, any accrued and unpaid principal then outstanding under the amended Convertible Note can be convertible into shares of the Company’s common stock at the rate of one share of common stock for each $0.10 owed under the Convertible Note.

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

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we had not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, Directors and significant stockholders.  However, all of the transactions described above were approved and ratified by our Board of Directors.  In connection with the approval of the transactions described above, the Board of Directors took into account several factors, including their fiduciary duties to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.   On a moving forward basis, the Board of Directors will continue to approve any related party transaction based on the criteria set forth above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the fiscal years ended January 31, 2009 and 2008, for professional services rendered by our independent principal accountants, GBH CPAs, PC, for the audit of our annual financial statements as included in our Annual Report on Form 10-K and Registration Statements on Form S-1, and the review of the financial statements included in our Registration Statement and Quarterly Reports on Form 10-Q, as well as services provided in connection with statutory and regulatory filings or engagements for those fiscal years were $17,920 and $6,000, respectively.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(1)	Bylaws

Exhibit 10.1(1)	Revolving Credit Promissory Note with Kevin McAdams (December 12, 2007)
Exhibit 10.2(1) Exhibit 10.3(2)	Convertible Promissory Note with David M. Loev (March 11, 2008) Amended Convertible Promissory Note with David M. Loev

Exhibit 10.4*	Amended Revolving Credit Promissory Note with Kevin McAdams

Exhibit 10.5*	Second Amended Convertible Promissory Note with David M. Loev
Exhibit 31* Exhibit 32*

Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Attached hereto.

(1)  Filed as Exhibits to the Company’s Registration Statement on Form S-1 filed with the Commission on July 22, 2008, and incorporated herein by reference.

(2) Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Commission on December 19, 2009, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RX SCRIPTED, INC.

DATED: May 8, 2009	By: /s/ MaryAnne McAdams
MaryAnne McAdams
Chief Executive Officer (Principal Executive Officer)
and Principal Accounting Officer