Form 10-Q
period 2009-04-30
Rx Scripted, Inc.
filed 2009-06-15
CIK 1438901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

(919) 552-3133
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ☒ No   ☐

At June 4, 2009, there were 3,282,500 shares of the Issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RX Scripted, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	April 30, 2009	January 31, 2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$228	$224
Accounts receivable	250	-

TOTAL ASSETS	$478	$224

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$191	$396
Accounts payable and accrued expenses - related party	10,846	7,591
Advances from related party	2,950	2,950
Notes payable - related parties	58,200	53,000

TOTAL LIABILITIES	72,187	63,937

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value: 10,000,000 authorized, none outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 3,282,500 and 3,282,500 issued and outstanding, respectively	3,283	3,283
Additional paid-in capital	27,967	27,967
Deficit accumulated during development stage	(102,959)	(94,963)

TOTAL STOCKHOLDERS' DEFICIT	(71,709)	(63,713)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$478	$224

See notes to financial statements

RX Scripted, Inc.
(A Development Stage Company)
Statements of Operations
For the Three Months Ended April 30, 2009, and 2008,
and December 30, 2004 (Inception) to April 30, 2009
(Unaudited)

	Three Months Ended April 30,		Inception to April 30,
	2009	2008	2009
REVENUES
Services	$250	$-	$29,867

EXPENSES
Selling, general and administrative	7,481	9,569	128,311
	7,481	9,569	128,311

LOSS FROM OPERATIONS	(7,231)	(9,569)	(98,444)

OTHER EXPENSES
Interest expense	765	668	4,515

NET LOSS	$(7,996)	$(10,237)	$(102,959)

NET LOSS PER SHARE – Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	3,282,500	3,000,000

See notes to financial statements

RX Scripted, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Three Months Ended April 30, 2009 and 2008
and For the Period December 30, 2004 (Inception) through April 30, 2009
(Unaudited)

	Three Months Ended April 30,		Inception through January 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,996)	$(10,237)	$(102,959)
Adjustments to reconcile net loss to net
cash from operating activities:
Share-based compensation	-	-	7,000
Changes in operating assets and liabilities:
Accounts receivable	(250)	-	(250)
Prepaid and other assets	-	3,611	30,000
Accounts payable and accrued expenses	(205)	4,130	1,088
Accounts payable and accrued expenses – related party	3,255	668	9,949
NET CASH USED IN OPERATING ACTIVITIES	(5,196)	(1,828)	(55,172)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of member units	-	-	1,000
Proceeds from sale of common stock	-	-	23,250
Proceeds of shareholder loans	-	-	2,950
Proceeds of note payable – related party	5,200	-	30,700
Payments of note payable - related party	-	-	(2,500)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,200	-	55,400

NET INCREASE (DECREASE) IN CASH	4	(1,828)	228
CASH AT BEGINNING OF PERIOD	224	1,959	-
CASH AT END OF PERIOD	$228	$131	$228

SUPPLEMENTAL DISCLOSURES
CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	-	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Recapitalization	$-	$-	$1,000
Issuance of note payable to related party for prepaid legal fees	-	-	30,000

See notes to financial statements

RX Scripted, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

1.	Organization and Significant Accounting Policies

Organization – RX Scripted, LLC (the “Company”) was formed on December 30, 2004 as a North Carolina limited liability company and converted to a Nevada C Corporation as RX Scripted, Inc. on December 5, 2007.  The Company is an event planning consulting company which plans and executes medical meetings and educational programs for nurses, physicians, pharmacists and other health care professionals.  RX Scripted offers a variety of event planning services based on its customers’ individual program needs.

Basis of Presentation – The accompanying unaudited interim financial statements of RX Scripted, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in RX Scripted’s Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K, have been omitted.

Reclassifications – Certain prior year amounts have been reclassified to conform with the current year presentation.

Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. The actual results could differ from those estimates.

2.	Going Concern

RX Scripted’s financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  RX Scripted has incurred cumulative operating losses through April 30, 2009 of $102,959 and has a working capital deficit at April 30, 2009 of $71,709.

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

RX Scripted’s short-term debt of $58,200 at April 30, 2009, consisted of $30,700 from a relative of the sole director bearing interest at 4% per annum and with a maturity date of October 31, 2009, and a convertible promissory note of $27,500, bearing interest at 7% per annum.  Balances on these notes at January 31, 2009, were $25,500 and $27,500, respectively.

On December 12, 2007, RX Scripted entered into a Revolving Credit Promissory Note with Kevin McAdams, the husband of RX Scripted’s Chief Executive Officer.  The note provided a $25,000 line of credit.  The note was subsequently amended on March 18, 2009 to increase the amount available under the note to $37,500.  A total of $30,700 had been borrowed pursuant to the Note as of April 30, 2009.  The note has an interest rate of 4% per annum.  The note originally had a due date of December 31, 2008, which date has since been extended until October 31, 2009 pursuant to the amendment.

The Convertible Note bears interest at the rate of seven percent (7%) per annum until paid in full and any past due amounts bear interest at the rate of fifteen percent (15%) per annum.  A total of $2,500 of the amount due under the $30,000 Convertible Note was due five days after the end of the Private Placement Memorandum offering, which amount has been paid to date, and the remaining amount of the Note was due on October 31, 2008. On November 19, 2008, the Company entered into an Amended and Restated Convertible Promissory Note with Mr. Loev that replaced and superseded the original Convertible Note.  The amended Convertible Note extended the date the note is due and payable to April 30, 2009.  On April 28, 2009, the Company entered into a Second Amended and Restated Convertible Promissory Note which further extended the due date to October 31, 2009.  Other than the extensions of the due dates, the terms and conditions of both amended Convertible Notes are identical to the terms and conditions of the Convertible Note. If not paid by the maturity date, any accrued and unpaid principal then outstanding under the Second Amended Convertible Note can be convertible into shares of the Company’s common stock at the rate of one share of common stock for each $0.10 owed under the Convertible Note.

RX Scripted’s advances of $2,950 from a shareholder do not bear interest.

4.	Equity

In August 2008, the Company entered into an agreement with a transfer agent to maintain the stock ownership and transfer records.  Terms of the agreement require a cash payment of $5,000 and 50,000 shares of common stock, which shares were issued in December 2008.

In May 2008, RX Scripted offered through a Confidential Private Placement, 500,000 common shares at $0.10 per Share on a “best efforts, no minimum basis”. The Offering was made in reliance upon an exemption from registration under the federal securities laws provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended. The Offering was to terminate upon the earlier of (i) the sale of the 500,000 Shares or (ii) May 31, 2008, unless extended by RX Scripted for up to an additional thirty days. The Company extended the Offering to June 30, 2008. RX Scripted sold 232,500 shares and raised $23,250 from 34 investors through the Offering.

5.	COMMITMENTS AND CONTINGENCIES

The Company may from time to time be involved with various litigation and claims that arise in the normal course of business. As of April 30, 2009, no such matters were outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF RX SCRIPTED, INC. ("THE COMPANY", "RX SCRIPTED", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO APRIL 30, 2009.

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

Since the Company’s inception in 2004 until May 2006, the Company planned and executed over 50 medical meetings around the country.  In May 2006, the Company lost its largest client and as a result, revenues dropped sharply.  Subsequently in fiscal 2006, MaryAnne McAdams ceased performing services for the Company to go on personal leave, and in the interim, the Company ceased business operations.  In November 2007, Mrs. McAdams once again began performing services for the Company, and the Company is currently in the planning stage of its business development, with limited operations.

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

In July 2008, the Company entered into a verbal agreement with EM Corporation (“EM”), pursuant to which the Company will handle all aspects of EM’s travel planning.  The Company also anticipates handling meeting logistics for EM in the near future.  There are no assurances however that this business relationship will ever become a major revenue source for the Company.  Eddie Morgan, a principal of EM, is the father of MaryAnne McAdams, our sole officer and Director.  During the three months ended July 31, 2008, we generated $100 from EM, but have not generated any other revenues through the agreement with EM to date.

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

Revenue Recognition – Revenue from contracts for consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned in accordance with the Securities Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104 “Revenue Recognition”. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. For contracts with fixed fees, we recognize revenues as amounts become billable in accordance with contract terms, provided the billable amounts are not contingent, are consistent with the services delivered, and are earned.

COMPARISON OF OPERATING RESULTS

FOR THE THREE MONTHS ENDED APRIL 30, 2009, COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2008

We had revenues of $250 for the three months ended April 30, 2009, compared to revenues of $0 for the three months ended April 30, 2008, an increase in revenues of $250 from the prior period, which increase was mainly due to a one-time event planned by us in Chicago, Illinois.   We expect to have nominal to no revenues until such time as we are able to establish a larger client base.

We had selling, general and administrative expenses of $7,481 for the three months ended April 30, 2009, compared to selling, general and administrative expenses of $9,569 for the three months ended April 30, 2008, a decrease in selling, general and administrative expenses of $2,088 or 21.8% from the prior period.  The decrease in selling, general and administrative expenses was mainly due to a decrease in accounting fees and a decrease in certain one-time office expenses, offset by an increase in legal fees related to our periodic filings for the three months ended April 30, 2009, compared to the three months ended April 30, 2008.

We had net other expenses, consisting solely of interest expense, for the three months ended April 30, 2009 of $765, compared to net other expenses for the three months ended April 30, 2008 of $668, an increase in net other expenses of $97 from the prior period. The increase in net other expenses is due to us obtaining an interest bearing line of credit and convertible promissory note during the second half of the year ended January 31, 2008 and accordingly incurring interest expense in connection with such notes.

We had a net loss of $7,996 for the three months ended April 30, 2009, compared to a net loss of $10,237 for the three months ended April 30, 2008, a decrease in net loss of $2,241 or 21.9% from the prior period. The decrease in net loss was attributable to the decrease in selling, general and administrative expenses and the increase in revenue, offset by the increase in interest expense for the three months ended April 30, 2009, compared to the three months ended April 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets, consisting solely of current assets of $478 as of April 30, 2009, which included cash and cash equivalents of $228 and accounts receivable of $250.

We had total liabilities consisting solely of current liabilities of $72,187 as of April 30, 2009, which included $191 of accounts payable and accrued expenses, $10,846 of accounts payable and accrued expenses-related party, $2,950 of advances from related parties and $58,200 of notes payable to related parties in connection with the notes described below.

We had negative working capital of $71,709 and a total accumulated deficit of $102,959 as of April 30, 2009.

We had net cash used in operating activities of $5,196 for the three months ended April 30, 2009, which was due to $7,996 of net loss, $250 of increase in accounts receivable and $205 of decrease in accounts payable and accrued expenses, offset by $3,255 of increase in accounts payable and accrued expenses-related party.

We had $5,200 of net cash provided by financing activities for the three months ended April 30, 2009, which was solely due to $5,200 of proceeds of note payable, related party.

On December 12, 2007, we entered into a Revolving Credit Promissory Note with Kevin McAdams, the husband of our Chief Executive Officer, MaryAnne McAdams (the “Note”).  The Note provided us with a $25,000 line of credit.  The Note was subsequently amended by an Amended Revolving Credit Promissory Note entered into on or around March 18, 2009, which increased the amount available under the Note to $37,500.  A total of $25,500 had been borrowed pursuant to the Note as of January 31, 2009 and a total of $30,700 had been borrowed as April 30, 2009.  The Note has an interest rate of 4% per annum.  The note originally had a due date of December 31, 2008, which date has since been extended until October 31, 2009 pursuant to the amendment.

On March 11, 2008, with an effective date of September 18, 2007, we entered into a Convertible Promissory Note (the “Convertible Note”), with David M. Loev, our attorney and a significant shareholder of the Company.  The Convertible Note evidenced amounts owed to Mr. Loev pursuant to the engagement agreement entered into between us and Mr. Loev on September 18, 2007.  Pursuant to the engagement agreement, Mr. Loev received $5,000 upon the parties’ entry into the engagement agreement, and an aggregate of 1,500,000 shares of our common stock, which amount of cash and shares have been paid to date, and an additional $30,000 in the form of the Convertible Note.  The engagement agreement provided for Mr. Loev to perform various legal services on our behalf including the preparation of articles of incorporation, bylaws, organizational minutes, the Private Placement Memorandum and related documents, the Registration Statement to register the shares sold through the Private Placement Memorandum and amendments thereto, as well as various services in connection with responding to FINRA comments in connection with a 15c2-11 filing, as well as general corporate/securities matters requested by us.

The Convertible Note bears interest at the rate of seven percent (7%) per annum until paid in full and any past due amounts bear interest at the rate of fifteen percent (15%) per annum.  A total of $2,500 of the amount due under the $30,000 Convertible Note was due five days after the end of the Private Placement Memorandum offering, which amount has been paid to date, and the remaining amount of the Note was due on October 31, 2008. On November 19, 2008, we entered into an Amended and Restated Convertible Promissory Note with Mr. Loev that replaced and superseded the original Convertible Note.  The amended Convertible Note extended the date the note was due and payable to April 30, 2009.   In April 2009, we entered into a Second Amended and Restated Convertible Promissory Note with Mr. Loev that replaced and superseded the Amended and Restated Convertible Note.  The Second Amended and Restated Convertible Note extended the date the note is due and payable to October 31, 2009.  Other than the extension of the due date, the terms and conditions of the Second Amended and Restated Convertible Note are identical to the terms and conditions of the Convertible Note. If not paid by the maturity date, any accrued and unpaid principal then outstanding under the amended Convertible Note can be convertible into shares of our common stock at the rate of one share of common stock for each $0.10 owed under the Convertible Note.

From May 1, 2008 to July 15, 2008, we sold a total of 232,500 shares of common stock for an aggregate of $23,250, to certain investors through a Private Placement Memorandum offering.

We estimate the need for approximately $50,000 of additional funding during the next 12 months to continue our business operations and an additional $50,000 to expand our operations as planned.  If we are unable to raise adequate working capital for fiscal 2010, we will be restricted in the implementation of our business plan and may be required to cease operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4T. CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The disclosure controls were not effective as our independent auditor had to make adjustments to the audit of our financial statements for the year ended January 31, 2009.  Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures are once again effective.  Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 and this Quarterly Report for the quarter ended April 30, 2009, fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

WE REQUIRE ADDITIONAL CAPITAL IN ORDER TO TAKE THE NECESSARY STEPS TO GROW OUR BUSINESS.

Currently, RX Scripted does not have available funds to develop the marketing and advertising materials or fund other operating and general and administrative expenses necessary to grow its business.  Further, the Company does not have the funds available to hire independent contractors.  The Company does have an outstanding Revolving Credit Promissory Note with Kevin McAdams, the husband of our Chief Executive Officer MaryAnne McAdams (the “Note”) in the amount of $37,500; however, $30,700 available under the Note had been borrowed as of April 30, 2009.  If we cannot secure additional financing, our growth and operations could be impaired by limitations on our access to capital. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to conduct our business operations and pursue our expansion strategy.  As of the date of this report, we have only limited operations, and did not generate any significant revenues during the year ended January 31, 2008 or 2009, or the three months ended April 30, 2009.  In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan, which could cause any securities in the Company to be worthless.

WE HAVE HISTORICALLY GENERATED LIMITED REVENUES AND HAVE GENERATED ONLY NOMINAL REVENUES FOR A PERIOD OF OVER TWO YEARS

We did not generate any revenues for the year ended January 31, 2008.  For the year ended January 31, 2009, we generated nominal revenues of $100 and for the three months ended April 30, 2009, we generated only nominal revenues of $250.  This lack of revenues is largely due to the fact that we lost our largest client in mid-2006 and the president and Chief Executive Officer, MaryAnne McAdams, went on personal leave shortly thereafter.  Even during the fiscal year ended January 31, 2007, the last time that we had revenues prior to the three months ended July 31, 2008; the revenues totaling $5,705 were insufficient to support our expenses.  Furthermore, we anticipate our expenses increasing in the future.  Although, Mrs. McAdams is now involved in the day to day operations of the business, as well as the strategy for future growth, we do not currently generate significant revenues and have only limited operations.  We can make no assurances that we will be able to generate any revenues in the future, that we will have sufficient funding to support our operations and pay our expenses and/or that we will be able to gain clients in the future to build our business operations.  In the event we are unable to generate revenues and/or support our operations, we will be forced to curtail and/or abandon our current business plan and any investment in the Company could become worthless.

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

OUR LOSSES RAISE DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We had cumulative operating losses through April 30, 2009 of $102,959 and had a working capital deficit at April 30, 2009 of $71,709.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or attain profitable operations. As such, there is substantial doubt as to our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(1)	Bylaws

Exhibit 10.1(1)	Revolving Credit Promissory Note with Kevin McAdams (December 12, 2007)
Exhibit 10.2(1) Exhibit 10.3(2)	Convertible Promissory Note with David M. Loev (March 11, 2008) Amended Convertible Promissory Note with David M. Loev

Exhibit 10.4(3)	Amended Revolving Credit Promissory Note with Kevin McAdams

Exhibit 10.5(3)	Second Amended Convertible Promissory Note with David M. Loev
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

(2) Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Commission on December 19, 2008, and incorporated herein by reference.

(3) Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed with the Commission on May 8, 2009, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RX SCRIPTED, INC.

DATED: June 15, 2009	By: /s/ MaryAnne McAdams
MaryAnne McAdams
Chief Executive Officer (Principal Executive Officer)
And Principal Financial Officer