Form 10-Q
period 2009-07-31
Rx Scripted, Inc.
filed 2009-09-14
CIK 1438901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-152444

RX SCRIPTED, INC.
(Name of registrant in its charter)

Nevada	7389	26-1580812
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

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

At September 10, 2009, there were 3,282,500 shares of the Issuer's common stock outstanding.

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RX Scripted, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	July 31, 2009	January 31, 2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$843	$224

TOTAL ASSETS	$843	$224

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,220	$396
Accounts payable and accrued liabilities - related party	15,509	7,591
Advances from related parties	2,950	2,950
Notes payable - related parties	61,200	53,000

TOTAL LIABILITIES	85,879	63,937

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value: 10,000,000 authorized, none outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 3,282,500 and 3,282,500 issued and outstanding, respectively	3,283	3,283
Additional paid-in capital	27,967	27,967
Deficit accumulated during development stage	(116,286)	(94,963)

TOTAL STOCKHOLDERS' DEFICIT	(85,036)	(63,713)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$843	$224

See notes to financial statements.

RX Scripted, Inc.
(A Development Stage Company)
Statements of Operations
For the Three and Six Months Ended July 31, 2009, and 2008,
and December 30, 2004 (Inception) to July 31, 2009
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,		Inception to July 31,
	2009	2008	2009	2008	2009
REVENUES
Services	$-	$100	$250	$100	$29,867

EXPENSES
Selling, general and administrative	12,363	8,967	19,844	18,536	140,674
	12,363	8,967	19,844	18,536	140,674

LOSS FROM OPERATIONS	(12,363)	(8,867)	(19,594)	(18,436)	(110,807)

OTHER EXPENSES
Interest expense	964	684	1,729	1,352	5,479

NET LOSS	$(13,327)	$(9,551)	$(21,323)	$(19,788)	$(116,286)

NET LOSS PER SHARE – Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES – Basic and diluted	3,282,500	3,130,880	3,282,500	3,066,159

See notes to financial statements.

RX Scripted, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Six Months Ended July 31, 2009 and 2008
and For the Period December 30, 2004 (Inception) through July 31, 2009
(Unaudited)

	Six Months Ended July 31,		Inception through July 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,323)	$(19,788)	$(116,286)
Adjustments to reconcile net loss to net
cash from operating activities:
Share-based compensation	-	-	7,000
Changes in operating assets and liabilities:
Prepaid and other assets	-	6,111	30,000
Accounts payable and accrued expenses	5,824	5,169	7,117
Accounts payable and accrued expenses – related party	7,918	-	14,612
NET CASH USED IN OPERATING ACTIVITIES	(7,581)	(8,508)	(57,557)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of member units	-	-	1,000
Proceeds from sale of common stock	-	23,250	23,250
Proceeds of shareholder loans	-	500	2,950
Proceeds of notes payable – related parties	8,200	-	33,700
Repayments of note payable - related parties	-	(2,500)	(2,500)
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,200	21,250	58,400

NET INCREASE IN CASH	619	12,742	843
CASH AT BEGINNING OF PERIOD	224	1,959	-
CASH AT END OF PERIOD	$843	$14,701	$843

SUPPLEMENTAL DISCLOSURES
CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	-	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Recapitalization	$-	$-	$1,000
Issuance of note payable to related party for prepaid legal fees	-	-	30,000

See notes to financial statements.

RX Scripted, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

1.	Organization and Significant Accounting Policies

Organization – RX Scripted, LLC (“RX Scripted”) was formed on December 30, 2004 as a North Carolina limited liability company and converted to a Delaware C Corporation as RX Scripted, Inc. on December 5, 2007.  The Company is an event planning consulting company which plans and executes medical meetings and educational programs for nurses, physicians, pharmacists and other health care professionals.  RX Scripted offers a variety of event planning services based on its customers’ individual program needs.

Basis of Presentation – The accompanying unaudited interim financial statements of RX Scripted, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in RX Scripted’s Annual Financial Statements filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Reclassifications – Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. The actual results could differ from those estimates.

2.            Going Concern

RX Scripted’s financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  RX Scripted has incurred cumulative operating losses through July 31, 2009 of $116,286 and has a working capital deficit at July 31, 2009 of $85,036.

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

3.            Notes Payable – Related Parties

RX Scripted’s short-term debt of $61,200 at July 31, 2009, consisted of $33,700 from a relative of the sole director bearing interest at 4% per annum and with a maturity date of October 31, 2009, and a convertible promissory note of $27,500, bearing interest at 7% per annum.  Balances on these notes at January 31, 2009, were $25,500 and $27,500, respectively.

On December 12, 2007, RX Scripted entered into a Revolving Credit Promissory Note with Kevin McAdams, the husband of RX Scripted’s Chief Executive Officer.  The note provided a $25,000 line of credit.  The note was subsequently amended on March 18, 2009 to increase the amount available under the note to $37,500.  A total of $33,700 had been borrowed pursuant to the note as of July 31, 2009.  The note has an interest rate of 4% per annum.  The note originally had a due date of December 31, 2008, which date has since been extended until October 31, 2009 pursuant to the amendment.

The Convertible Note bears interest at the rate of seven percent (7%) per annum until paid in full and any past due amounts bear interest at the rate of fifteen percent (15%) per annum.  A total of $2,500 of the amount due under the $30,000 Convertible Note was due five days after the end of the Private Placement Memorandum offering, which amount has been paid to date, and the remaining amount of the Note was due on October 31, 2008. On November 19, 2008, Rx Scripted entered into an Amended and Restated Convertible Promissory Note with Mr. Loev that replaced and superseded the original Convertible Note.  The amended Convertible Note extended the due date to April 30, 2009.  On April 28, 2009, RX Scripted entered into a Second Amended and Restated Convertible Promissory Note which further extended the due date to October 31, 2009.  Other than the extensions of the due dates, the terms and conditions of the both amended Convertible Notes are identical to the terms and conditions of the Convertible Note. If not paid by the maturity date, any accrued and unpaid principal then outstanding under the Second Amended Convertible Note can be convertible into shares of RX Scripted’s common stock at the rate of one share of common stock for each $0.10 owed under the Convertible Note.

RX Scripted’s advances of $2,950 from a shareholder do not bear interest.

4.            Equity

In May 2008, RX Scripted offered through a private placement, 500,000 common shares at $0.10 per share on a “best efforts, no minimum basis”. The Offering was made in reliance upon an exemption from registration under the federal securities laws provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended. The Offering was to terminate upon the earlier of (i) the sale of the 500,000 Shares or (ii) May 31, 2008, unless extended by RX Scripted for up to an additional thirty days. The Company extended the offering to June 30, 2008. As of October 31, 2008, RX Scripted issued 232,500 shares and raised $23,250 from 34 investors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF RX SCRIPTED, INC. ("THE COMPANY", "RX SCRIPTED", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO JULY 31, 2009.

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

Critical Accounting Policies:

Our discussion and analysis of our financial condition and results of operations is based upon our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

COMPARISON OF OPERATING RESULTS

FOR THE THREE MONTHS ENDED JULY 31, 2009, COMPARED TO THE THREE MONTHS ENDED JULY 31, 2008

We had no revenues for the three months ended July 31, 2009, compared to revenues of $100 for the three months ended July 31, 2008, a decrease in revenues of $100 from the prior period.   We expect to have nominal to no revenues until such time as we are able to establish a larger client base.

We had selling, general and administrative expenses of $12,363 for the three months ended July 31, 2009, compared to selling, general and administrative expenses of $8,967 for the three months ended July 31, 2008, an increase in selling, general and administrative expenses of $3,396 or 37.9% from the prior period.  The increase in selling, general and administrative expenses was mainly due to an increase in legal and accounting fees related to our periodic filings for the three months ended July 31, 2009, compared to the three months ended July 31, 2008, when we were not yet a reporting company.

We had other expenses, consisting solely of interest expense, for the three months ended July 31, 2009 of $964, compared to other expenses for the three months ended July 31, 2008 of $684, an increase in other expenses of $280 or 40.9% from the prior period. The increase in other expenses is due to additional interest expense incurred in connection with additional borrowings under the interest bearing line of credit during the year ended January 31, 2009 and the six months ended July 31, 2009.
We had a net loss of $13,327 for the three months ended July 31, 2009, compared to a net loss of $9,551 for the three months ended July 31, 2008, an increase in net loss of $3,776 or 39.5% from the prior period. The increase in net loss was mainly attributable to the increase in selling, general and administrative expenses and the decrease in revenue for the three months ended July 31, 2009, compared to the three months ended July 31, 2008.

FOR THE SIX MONTHS ENDED JULY 31, 2009, COMPARED TO THE SIX MONTHS ENDED JULY 31, 2008

We had revenues of $250 for the six months ended July 31, 2009, compared to revenues of $100 for the six months ended July 31, 2008, an increase in revenues of $150 from the prior period, which increase was mainly due to a one-time event planned by us in Chicago, Illinois.   We expect to have nominal to no revenues until such time as we are able to establish a larger client base.

We had selling, general and administrative expenses of $19,844 for the six months ended July 31, 2009, compared to selling, general and administrative expenses of $18,536 for the six months ended July 31, 2008, an increase in selling, general and administrative expenses of $1,308 or 7.1% from the prior period.  The increase in selling, general and administrative expenses was mainly due to an increase in legal and accounting fees related to our periodic filings for the six months ended July 31, 2009, compared to the six months ended July 31, 2008, when we were not yet a reporting company.

We had other expenses, consisting solely of interest expense, for the six months ended July 31, 2009 of $1,729, compared to other expenses for the six months ended July 31, 2008 of $1,352, an increase in other expenses of $377 or 27.9% from the prior period. The increase in other expenses is due to additional interest expense incurred in connection with additional borrowings under the interest bearing line of credit during the year ended January 31, 2009 and six months ended July 31, 2009.

We had a net loss of $21,323 for the six months ended July 31, 2009, compared to a net loss of $19,788 for the six months ended July 31, 2008, an increase in net loss of $1,535 or 7.8% from the prior period. The increase in net loss was attributable to the increase in selling, general and administrative expenses and the increase in interest expense, offset by the increase in revenue for the six months ended July 31, 2009, compared to the six months ended July 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets, consisting solely of current assets of $843 as of July 31, 2009, which consisted solely of cash and cash equivalents.

We had total liabilities consisting solely of current liabilities of $85,879 as of July 31, 2009, which included $6,220 of accounts payable and accrued expenses, $15,509 of accounts payable and accrued expenses-related party, $2,950 of advances from related parties and $61,200 of notes payable to related parties in connection with the notes described below.

We had negative working capital of $85,036 and a total accumulated deficit of $116,286 as of July 31, 2009.

We had net cash used in operating activities of $7,581 for the six months ended July 31, 2009, which was due to $21,323 of net loss, offset by $5,824 of increase in accounts payable and accrued expenses and $7,918 of increase in accounts payable and accrued expenses-related party.

We had $8,200 of net cash provided by financing activities for the six months ended July 31, 2009, which was solely due to $8,200 of proceeds of note payable, related party.

On December 12, 2007, we entered into a Revolving Credit Promissory Note with Kevin McAdams, the husband of our Chief Executive Officer, MaryAnne McAdams (the “Note”).  The Note provided us with a $25,000 line of credit.  The Note was subsequently amended by an Amended Revolving Credit Promissory Note entered into on or around March 18, 2009, which increased the amount available under the Note to $37,500.  A total of $25,500 had been borrowed pursuant to the Note as of January 31, 2009 and a total of $33,700 had been borrowed as July 31, 2009.  The Note has an interest rate of 4% per annum.  The note originally had a due date of December 31, 2008, which date has since been extended until October 31, 2009 pursuant to the amendment.

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

ITEM 4T. CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The disclosure controls were not effective as our independent auditor had to make adjustments to the audit of our financial statements for the year ended January 31, 2009.  Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures are once again effective.  Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, our Quarterly Report for the quarter ended April 30, 2009, and this Quarterly Report for the quarter ended July 31, 2009, fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

ITEM 1A. RISK FACTORS

An investment in our common stock is highly speculative, and should only be made by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this quarterly report before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

WE REQUIRE ADDITIONAL CAPITAL IN ORDER TO TAKE THE NECESSARY STEPS TO GROW OUR BUSINESS.

Currently, RX Scripted does not have available funds to develop the marketing and advertising materials or fund other operating and general and administrative expenses necessary to grow its business.  Further, the Company does not have the funds available to hire independent contractors.  The Company does have an outstanding Revolving Credit Promissory Note with Kevin McAdams, the husband of our Chief Executive Officer MaryAnne McAdams (the “Note”) in the amount of $37,500; however, a total of $33,700 available under the Note had been borrowed as of July 31, 2009.  If we cannot secure additional financing, our growth and operations could be impaired by limitations on our access to capital. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to conduct our business operations and pursue our expansion strategy.  As of the date of this report, we have only limited operations, and did not generate any significant revenues during the year ended January 31, 2008 or 2009, or the six months ended July 31, 2009.  In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan, which could cause any securities in the Company to be worthless.

WE HAVE HISTORICALLY GENERATED LIMITED REVENUES AND HAVE GENERATED ONLY NOMINAL REVENUES FOR A PERIOD OF OVER TWO YEARS

We did not generate any revenues for the year ended January 31, 2008.  For the year ended January 31, 2009, we generated nominal revenues of $100 and for the six months ended July 31, 2009, we generated only nominal revenues of $250.  This lack of revenues is largely due to the fact that we lost our largest client in mid-2006 and the president and Chief Executive Officer, MaryAnne McAdams, went on personal leave shortly thereafter.  Even during the fiscal year ended January 31, 2007, the last time that we had revenues prior to the three months ended July 31, 2008; the revenues totaling $5,705 were insufficient to support our expenses.  Furthermore, we anticipate our expenses increasing in the future.  Although, Mrs. McAdams is now involved in the day to day operations of the business, as well as the strategy for future growth, we do not currently generate significant revenues and have only limited operations.  We can make no assurances that we will be able to generate any revenues in the future, that we will have sufficient funding to support our operations and pay our expenses and/or that we will be able to gain clients in the future to build our business operations.  In the event we are unable to generate revenues and/or support our operations, we will be forced to curtail and/or abandon our current business plan and any investment in the Company could become worthless.

SHAREHOLDERS WHO HOLD UNREGISTERED SHARES OF OUR COMMON STOCK ARE SUBJECT TO RESALE RESTRICTIONS PURSUANT TO RULE 144, DUE TO OUR STATUS AS A “SHELL COMPANY.”

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for the prior one year period; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company.”  Because none of our securities can be sold pursuant to Rule 144, until at least a year after we cease to be a “shell company”, any securities you purchase in an offering or that we issue to consultants, employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission, an exemption for sales can be relied upon other than Rule 144 and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.  As a result, you may never be able to sell shares you purchase in the Company, and it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  Our status as a “shell company” could prevent us from raising additional funds, engaging consultants, using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.   Furthermore, as we may not ever cease to be a “shell company,” investors who purchase shares of our securities may be forced to hold such securities indefinitely.

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

OUR LOSSES RAISE DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We had cumulative operating losses through July 31, 2009 of $116,286 and had a working capital deficit at July 31, 2009 of $85,036.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or attain profitable operations. As such, there is substantial doubt as to our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

WE HAVE BEEN CONTACTED IN CONNECTION WITH VARIOUS MERGER AND ACQUISITION OPPORTUNITIES AND MAY CHOOSE TO ENTER INTO A MERGER AND/OR ACQUISITION TRANSACTION IN THE FUTURE.

We have been contacted by parties seeking to merge and/or acquire us. While we have not entered into any definitive agreements or understandings to merge with or acquire any entity, in the event that we do enter into a merger and/or acquisition with a separate company in the future, our majority shareholders will likely change and new shares of common stock could be issued resulting in substantial dilution to our then current shareholders. As a result, our new majority shareholders will likely change the composition of our Board of Directors and replace our current management. The new management will likely change our business focus and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into a merger or acquisition, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. We have not entered into any merger or acquisition agreements as of the date of this filing.

OUR INDUSTRY IS HIGHLY COMPETITIVE.

The medical meeting and event planning industry is highly competitive and fragmented. The Company expects competition to intensify in the future. The Company competes in its market with numerous national, regional and local event production companies, many of which have substantially greater financial, managerial and other resources than those presently available to the Company. Numerous well-established companies are focusing significant resources on providing event marketing, design and production services that currently compete and will compete with the Company's services in the future.  Although we believe that there is a need for a “niche” business, such as ours and that can provide logistical expertise at a reduced cost, the Company can make no assurance that it will be able to effectively compete with these other companies or that competitive pressures, including possible downward pressure on the prices we charge for our services, will not arise. In the event that the Company cannot effectively compete on a continuing basis or competitive pressures arise, such inability to compete or competitive pressures will have a material adverse effect on the Company’s business, results of operations and financial condition.

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

RX SCRIPTED, INC.

DATED: September 14, 2009	By: /s/ MaryAnne McAdams
MaryAnne McAdams
Chief Executive Officer (Principal Executive Officer)
And Principal Financial Officer