Form 10-Q
period 2009-10-31
Rx Scripted, Inc.
filed 2009-12-15
CIK 1438901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-152444

RX SCRIPTED, INC.
(Name of registrant in its charter)

Nevada	7389	26-1580812
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

1100 Hammond Drive Suite 410-A303
Atlanta, GA  30328
(Address of principal executive offices)

201 Creekvista Drive
Holly Springs, North Carolina 27540
(Address of former principal executive offices)

(888) 561-2780
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

At December 11, 2009, there were 3,282,500 shares of the Issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RX Scripted, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	October 31, 2009		January 31, 2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents		$543	$224
Accounts receivable		-	-

TOTAL ASSETS		$543	$224

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$		$396
Accounts payable and accrued liabilities - related party		3,651	7,591
Advances from related parties		-	2,950
Note payable - related parties		-	53,000

TOTAL LIABILITIES		3,651	63,937

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares outstanding		-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 3,282,500 shares issued and outstanding		3,283	3,283
Additional paid-in capital		126,632	27,967
Deficit accumulated during development stage		(133,023)	(94,963)

TOTAL STOCKHOLDERS' DEFICIT		(3,108)	(63,713)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$543	$224

See notes to financial statements.

RX Scripted, Inc.
(A Development Stage Company)
Statements of Operations
For the Three and Nine Months Ended October 31, 2009, and 2008,
and December 30, 2004 (Inception) to October 31, 2009
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,		Inception to October 31,
	2009	2008	2009	2008	2009
REVENUES
Services	$-	$-	$250	$100	$29,867

EXPENSES
Selling, general and administrative	16,064	22,909	35,908	41,444	156,738

LOSS FROM OPERATIONS	(16,064)	(22,909)	(35,908)	(41,344)	(126,871)

OTHER EXPENSES
Interest expense	673	652	2,402	2,005	6,152

NET LOSS	$(16,737)	$(23,561)	$(38,060)	$(43,349)	$(133,023)

NET LOSS PER SHARE – Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES – Basic and diluted	3,282,500	3,232,500	3,282,500	3,122,011

See notes to financial statements.

RX Scripted, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Nine Months Ended October 31, 2009 and 2008
and For the Period December 30, 2004 (Inception) through October 31, 2009
(Unaudited)

	Nine Months Ended October 31,		Inception through October 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,060)	$(43,349)	$(133,023)
Adjustments to reconcile net loss to net
cash from operating activities:
Share-based compensation	-	5,000	7,000
Changes in operating assets and liabilities:
Prepaid and other assets	-	6,111	30,000
Accounts payable and accrued expenses	(396)	4,278	897
Accounts payable and accrued expenses – related party	2,082	2,005	8,776
NET CASH USED IN OPERATING ACTIVITIES	(36,374)	(25,955)	(86,350)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of member units	-	-	1,000
Contribution of capital from shareholders	28,493	-	28,493
Proceeds from sale of common stock	-	23,250	23,250
Proceeds of shareholder loans	-	-	2,950
Proceeds of note payable – related party	8,200	5,500	33,700
Payments of note payable - related party		(2,500)	(2,500)
NET CASH PROVIDED BY FINANCING ACTIVITIES	36,693	26,250	86,893

NET INCREASE IN CASH	319	295	543
CASH AT BEGINNING OF PERIOD	224	1,959	-
CASH AT END OF PERIOD	$543	$2,254	$543

SUPPLEMENTAL DISCLOSURES
CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	-	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Extinguishment of related party debt	$72,172	-	$72,172
Recapitalization	-	-	1,000
Issuance of note payable to related party for prepaid legal fees	-	-	30,000

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

Basis of Presentation – The accompanying unaudited interim financial statements of RX Scripted, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in RX Scripted’s Annual Financial Statements filed on Form 10-K with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K, have been omitted.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with original maturities of three months or less from time of purchase to be cash equivalents. As of October 31, 2009, the Company had no cash equivalents.

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

RX Scripted’s financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  RX Scripted has incurred cumulative operating losses through October 31, 2009 of $133,023 and has a working capital deficit at October 31, 2009 of $3,108.

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

On October 2, 2009, the Company executed Debt Extinguishment Agreements with related parties.

RX Scripted’s short-term debt of $33,700 from a relative of the sole director bearing interest at 4% per annum with a maturity date of October 31, 2009, and the accrued interest of $1,909 were extinguished by the related party.  A convertible promissory note of $27,500, bearing interest at 7% per annum and the accrued interest of $4,113 were also extinguished.  Balances on these notes at January 31, 2009, were $25,500 and $27,500, respectively.

RX Scripted’s advances of $2,950 from a shareholder were also extinguished.

4.          Equity

On October 2, 2009, MaryAnne McAdams, the then sole officer and Director the Company, and David M. Loev, a majority shareholder, (collectively the “Shareholders”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Archetype Partners LLC, which is beneficially owned and controlled by Robert Bryan Crutchfield, who became the sole officer and Director of the Company pursuant to which the Shareholders sold Mr. Crutchfield an aggregate of 2,336,000 shares of the Company’s common stock (representing 71.2% of the Company’s outstanding shares of common stock)(the “Shares”). The purchase price paid by the Mr. Crutchfield for the Shares was $185,000, of which $100,000 was payable at the closing of the Purchase Agreement (the “Closing Payment”) and $85,000 was payable within 45 days of the Closing (which funds were paid). Additionally, the Purchase Agreement provides that in the event the Mr. Crutchfield or the Company effects a transaction including, but not limited to, a Share Exchange Agreement, Stock Purchase Agreement or similar agreement which results in a Change in Control (as defined in the Purchase Agreement) of the Company, the Company is required to issue additional shares of common stock of the Company to the Shareholders such that each Shareholder will own a minimum of 1% of the Company’s then outstanding shares of common stock following such transaction.

In addition to the Purchase Agreement, the Shareholders and Mr. Crutchfield also entered into a Voting Agreement on October 2, 2009, pursuant to which the Shareholders agree that for one year following the effective date of the Purchase Agreement, the Shareholders would vote any shares of common stock which they beneficially own and/or have voting control over (representing an aggregate of 664,000 shares of common stock as of the date of this filing) as requested by and/or pursuant to instructions provided by Mr. Crutchfield. The Voting Agreement also provides that if Mr. Crutchfield shall fail to pay the Additional Payment when due or shall otherwise breach the Purchase Agreement, subject to the required notice and cure provisions of the Voting Agreement, that the Voting agreement shall terminate and be of no force or effect.

A condition to the Purchase Agreement was the forgiveness by Kevin McAdams, the former sole officer and Director’s husband of the approximately $33,700 of principal and $1,910 of accrued interest which he was owed pursuant to a Revolving Credit Promissory Note (as amended from time to time the “Credit Agreement”); and the $27,500 of principal and $4,113 of accrued interest owed to The Loev Law Firm, PC, whose manager is David M. Loev, the Company’s legal counsel (the “Law Firm”) pursuant to a Promissory Note effective September 18, 2007, evidencing legal fees due (as amended from time to time, the “Note”) and certain other accrued and unpaid legal fees owing to the Law Firm as of the date of the Purchase Agreement (collectively the Credit Agreement, Note and accrued and unpaid legal fees, defined herein as the “Debts”).

Mr. McAdams and the Law Firm entered into separate Debt Extinguishment Agreements with the Company on October 2, 2009, whereby each agreed to forever forgive, release and extinguish any and all funds which they were due from the Company as a result of the Debts.

Finally, following the closing of the Purchase Agreement, approximately $28,500 of the Closing Payment was used by Ms. McAdams to satisfy certain outstanding liabilities of the Company relating to outstanding accountant’s fees and certain other liabilities of the Company. The Company recorded this amount as contributed capital from a shareholder.

In December 2009, Archetype Partners, LLC purchased 50,000 shares from our transfer agent.

As a result of the Purchase Agreement, the Voting Agreement and the purchase of shares from our transfer agent, Archetype Partners LLC, has beneficial ownership of 2,386,000 shares of the Company’s common stock (representing 72.6% of the Company’s outstanding shares of common stock) and voting control over an additional 664,000 shares of the Company’s common stock, giving Archetype Partners LLC rights to vote an aggregate of 3,050,000 shares of the Company’s common stock, representing an aggregate of 92.8% of the Company’s common stock based on the 3,282,500 shares of the Company’s common stock issued and outstanding as of the date of this report. As a result, Archetype Partners LLC has majority voting control over the Company and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election and removal of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control of the Company.

In August 2008, the Company entered into an agreement with a transfer agent to maintain the stock ownership and transfer records.  Terms of the agreement required a cash payment of $5,000 and 50,000 shares of common stock, which shares were issued in December 2008.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF RX SCRIPTED, INC. ("THE COMPANY", "RX SCRIPTED", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO OCTOBER 31, 2009.

DESCRIPTION OF BUSINESS

Overview

The Company was originally incorporated as a North Carolina limited liability corporation on December 30, 2004.  In December 2007, its manager decided it was in the best interests of the limited liability company to convert to a Nevada corporation, and as such, we filed Articles of Conversion on December 5, 2007 to reincorporate in Nevada.  Through the conversion, the sole interest holder of the limited liability company, MaryAnne McAdams, our former officer and Director, exchanged 100% of the membership interests in the limited liability company for 1,500,000 shares of the Company’s common stock.  Other than the change from a North Carolina limited liability company to a Nevada corporation, the operations of the Company, debts, liabilities, employees and contracts all remained the same.  Our mailing address is 1100 Hammond Drive, Suite 410-A303 Atlanta, Georgia 30328, our telephone number is (888)  561-2780, and our fax number is (770) 392-5269.

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

Since the Company’s inception in 2004 until May 2006, the Company planned and executed over 50 medical meetings around the country.  In May 2006, the Company lost its largest client and as a result, revenues dropped sharply.  Subsequently in fiscal 2006, MaryAnne McAdams, the Company’s former sole officer and Director, ceased performing services for the Company to go on personal leave, and in the interim, the Company ceased business operations.  In November 2007, Mrs. McAdams (who resigned in October 2009) once again began performing services for the Company, and the Company is currently in the planning stage of its business development, with limited operations.

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

In July 2008, the Company entered into a verbal agreement with EM Corporation (“EM”), pursuant to which the Company will handle all aspects of EM’s travel planning.  The Company also anticipates handling meeting logistics for EM in the near future.  There are no assurances however that this business relationship will ever become a major revenue source for the Company.  Eddie Morgan, a principal of EM, is the father of MaryAnne McAdams, our former sole officer and Director.  During the three months ended July 31, 2008, we generated $100 from EM, but have not generated any other revenues through the agreement with EM to date.

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

We project that the Company will need an additional $125,000 of funding in order to complete its current business plan, which amount includes approximately $50,000 which the Company will require for its ongoing operations for the next twelve months.  The Company also anticipates seeking to raise additional debt and/or equity financing to support its ongoing activities.

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

DESCRIPTION OF PROPERTY

The Company’s sole officer and Director, Robert Bryan Crutchfield currently supplies the Company the use of office space through his entity, Archetype Partners LLC, free of charge.  Neither the Company nor Mr. Crutchfield currently has any immediate plans of seeking alternative arrangements for the Company’s office space and/or changing the terms of the Company’s use of such office space.

RECENT EVENTS:

On or around October 2, 2009, MaryAnne McAdams, the then sole officer and Director of the Company and David M. Loev (collectively the “Shareholders”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Archetype Partners LLC, which is beneficially owned and controlled by Robert Bryan Crutchfield, who became the sole officer and Director of the Company due to the transactions described below (the “Purchaser”), pursuant to which the Shareholders sold the Purchaser an aggregate of 2,336,000 shares of the Company’s common stock (representing 71.2% of the Company’s outstanding shares of common stock)(the “Shares”).  The purchase price paid by the Purchaser for the Shares was $185,000, of which $100,000 was payable at the closing of the Purchase Agreement (the “Closing Payment”) and $85,000 which was payable within 45 days of the Closing (which amount has been paid to date).  Additionally, the Purchase Agreement provides that in the event the Purchaser or the Company affects a transaction including, but not limited to, a Share Exchange Agreement, Stock Purchase Agreement or similar agreement which results in a Change in Control (as defined in the Purchase Agreement) of the Company, the Purchaser is required to issue additional shares of common stock of the Company to the Shareholders such that each Shareholder will own a minimum of 1% of the Company’s then outstanding shares of common stock following such transaction.

In addition to the Purchase Agreement, the Shareholders and the Purchaser also entered into a Voting Agreement on or around October 2, 2009, pursuant to which the Shareholders agree that for one year following the effective date of the Purchase Agreement, the Shareholders would vote any shares of common stock which they beneficially own and/or have voting control over (representing an aggregate of 664,000 shares of common stock as of the date of this filing) as requested by and/or pursuant to instructions provided by Purchaser.  The Voting Agreement also provides that if the Purchase shall fail to pay the Additional Payment when due or shall otherwise breach the Purchase Agreement, subject to the required notice and cure provisions of the Voting Agreement, that the Voting Agreement shall terminate and be of no force or effect.

A condition to the Purchase Agreement was the forgiveness by Kevin McAdams, the former sole officer and Director’s husband of the approximately $33,700 of principal and $1,910 of accrued interest which he was owed pursuant to a Revolving Credit Promissory Note (as amended from time to time the “Credit Agreement”); and the $27,500 of principal and $4,113 of accrued interest owed to The Loev Law Firm, PC, whose manager is David M. Loev, the Company’s legal counsel (the “Law Firm”) pursuant to a Promissory Note effective September 18, 2007, evidencing legal fees due (as amended from time to time, the “Note”) and certain other accrued and unpaid legal fees owing to the Law Firm as of the date of the Purchase Agreement (collectively the Credit Agreement, Note and accrued and unpaid legal fees, defined herein as the “Debts”).

Mr. McAdams and the Law Firm entered into separate Debt Extinguishment Agreements with the Company on or around October 2, 2009, whereby each agreed to forever forgive, release and extinguish any and all funds which they were due from the Company as a result of the Debts for $10 and other good and valuable consideration.

Finally, following the closing of the Purchase Agreement, approximately $28,530 of the Closing Payment was used by Ms. McAdams to satisfy certain outstanding liabilities of the Company relating to outstanding accountant’s fees and certain other liabilities of the Company, the result of which is that as of the date of this filing the Company has no significant outstanding liabilities.

On or around December 4, 2009, Archetype Partners LLC purchased an additional 50,000 shares from our transfer agent.

CHANGES IN CONTROL OF REGISTRANT

As a result of the Purchase Agreement, the Voting Agreement, and the purchase of shares from our transfer agent, Archetype Partners LLC, has beneficial ownership of 2,386,000 shares of the Company’s common stock (representing 72.6% of the Company’s outstanding shares of common stock) and voting control over an additional 664,000 shares of the Company’s common stock, giving Archetype Partners LLC rights to vote an aggregate of 3,050,000 shares of the Company’s common stock, representing an aggregate of 92.8% of the Company’s common stock based on the 3,282,500 shares of the Company’s common stock issued and outstanding as of the date of this report.  As a result, Archetype Partners LLC has majority voting control over the Company and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election and removal of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control of the Company.

Effective October 2, 2009, MaryAnne McAdams, as the sole Director of the Company increased the number of Directors of the Company from one (1) to two (2) and appointed Robert Bryan Crutchfield as a Director of the Company to fill the vacancy left by the increase in Directors pursuant to the power given to the Board of Directors by the Company’s Bylaws.  Subsequent to that appointment, Ms. McAdams resigned as an officer and Director of the Company and Robert Bryan Crutchfield remained as the sole Director of the Company and appointed himself as Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer of the Company to fill the vacancy left by Ms. McAdams resignation.

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

COMPARISON OF OPERATING RESULTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2009, COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2008

We had no revenues for the three months ended October 31, 2009, compared to no revenues for the three months ended October 31, 2008.   We expect to have nominal to no revenues until such time as we are able to establish a larger client base.

We had selling, general and administrative expenses of $16,064 for the three months ended October 31, 2009, compared to selling, general and administrative expenses of $22,909 for the three months ended October 31, 2008, a decrease in selling, general and administrative expenses of $6,845 or 29.9% from the prior period.  The decrease in selling, general and administrative expenses was mainly due to a decrease in legal and accounting fees related to our periodic filings for the three months ended October 31, 2009, compared to the three months ended October 31, 2008.

We had other expenses, consisting solely of interest expense, for the three months ended October 31, 2009 of $673, compared to other expenses for the three months ended October 31, 2008 of $652, an increase in other expenses of $21 or 3.2% from the prior period. The increase in other expenses is due to additional interest expense incurred in connection with additional borrowings under the interest bearing line of credit during the quarter ended October 31, 2009 and the three months ended October 31, 2008.

We had a net loss of $16,737 for the three months ended October 31, 2009, compared to a net loss of $23,561 for the three months ended October 31, 2008, a decrease in net loss of $6,824 or 29.0% from the prior period. The decrease in net loss was mainly attributable to the decrease in selling, general and administrative expenses for the three months ended October 31, 2009, compared to the three months ended October 31, 2008.

FOR THE NINE MONTHS ENDED OCTOBER 31, 2009, COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2008

We had revenues of $250 for the nine months ended October 31, 2009, compared to revenues of $100 for the nine months ended October 31, 2008, an increase in revenues of $150 from the prior period, which increase was mainly due to a one-time event planned by us in Chicago, Illinois.   We expect to have nominal to no revenues until such time as we are able to establish a larger client base.

We had selling, general and administrative expenses of $35,908 for the nine months ended October 31, 2009, compared to selling, general and administrative expenses of $41,444 for the nine months ended October 31, 2008, a decrease in selling, general and administrative expenses of $5,536 or 13.4% from the prior period.  The decrease in selling, general and administrative expenses was mainly due to a decrease in legal and accounting fees related to our periodic filings for the nine months ended October 31, 2009, compared to the nine months ended October 31, 2008.

We had other expenses, consisting solely of interest expense, for the nine months ended October 31, 2009 of $2,402, compared to other expenses for the nine months ended October 31, 2008 of $2,005, an increase in other expenses of $397 or 19.8% from the prior period. The increase in other expenses is due to additional interest expense incurred in connection with additional borrowings under the interest bearing line of credit during the nine months ended October 31, 2009 compared to the nine months ended October 31, 2008.

We had a net loss of $38,060 for the nine months ended October 31, 2009, compared to a net loss of $43,349 for the nine months ended October 31, 2008, a decrease in net loss of $5,289 or 12.2% from the prior period. The decrease in net loss was attributable to the decrease in selling, general and administrative expenses and the increase in interest expense, offset by the increase in revenue for the nine months ended October 31, 2009, compared to the nine months ended October 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets, consisting solely of current assets of $543 as of October 31, 2009, which consisted solely of cash and cash equivalents.

We had total liabilities consisting solely of current liabilities of $3,651 as of October 31, 2009, related to accounts payable and accrued expenses-related party.

We had negative working capital of $3,108 and a total accumulated deficit of $133,023 as of October 31, 2009.

We had net cash used in operating activities of $36,374 for the nine months ended October 31, 2009, which was due to $38,060 of net loss and decrease in accounts payable and accrued expenses of $396, partially offset by $2,082 of increase in accounts payable and accrued expenses-related party.

We had $36,693 of net cash provided by financing activities for the nine months ended October 31, 2009, which was due to $28,493 of contribution of capital from shareholders and $8,200 of proceeds of note payable, related party.

On December 12, 2007, we entered into a Revolving Credit Promissory Note with Kevin McAdams, the husband of our former Chief Executive Officer, MaryAnne McAdams (the “Note”).  The Note provided us with a $25,000 line of credit.  The Note was subsequently amended by an Amended Revolving Credit Promissory Note, which accrued interest at the rate of 4% per annum, entered into on or around March 18, 2009, which increased the amount available under the Note to $37,500.  A total of $25,500 had been borrowed pursuant to the Note as of January 31, 2009 and a total of $33,700 had been borrowed as July 31, 2009.  On or around October 2, 2009, and in connection with the Purchase Agreement, described above, Mr. McAdams forgave the entire amount of the Note, which had a balance of $0 as of October 31, 2009.

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

The Convertible Note bears interest at the rate of seven percent (7%) per annum until paid in full and any past due amounts bear interest at the rate of fifteen percent (15%) per annum.  A total of $2,500 of the amount due under the $30,000 Convertible Note was due five days after the end of the Private Placement Memorandum offering, which amount has been paid to date, and the remaining amount of the Note was due on October 31, 2008. On November 19, 2008, we entered into an Amended and Restated Convertible Promissory Note with Mr. Loev that replaced and superseded the original Convertible Note.  The amended Convertible Note extended the date the note was due and payable to April 30, 2009.   In April 2009, we entered into a Second Amended and Restated Convertible Promissory Note with Mr. Loev that replaced and superseded the Amended and Restated Convertible Note.  The Second Amended and Restated Convertible Note extended the date the note was due and payable to October 31, 2009.  On or around October 2, 2009, and in connection with the Purchase Agreement, described above, Mr. Loev forgave the entire amount of the Convertible Note, which had a balance of $0 as of October 31, 2009.

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

ITEM 4T. CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The disclosure controls were not effective as our independent auditor had to make adjustments to the audit of our financial statements for the year ended January 31, 2009.  Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures are once again effective.  Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, our Quarterly Report for the quarter ended April 30, 2009, Quarterly Report for the quarter ended July 31, 2009, and this Quarterly Report for the quarter ended October 31, 2009, fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

WE REQUIRE ADDITIONAL CAPITAL IN ORDER TO TAKE THE NECESSARY STEPS TO GROW OUR BUSINESS.

Currently, RX Scripted does not have available funds to develop the marketing and advertising materials or fund other operating and general and administrative expenses necessary to grow its business.  Further, the Company does not have the funds available to hire independent contractors.  If we cannot secure additional financing, our growth and operations could be impaired by limitations on our access to capital. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to conduct our business operations and pursue our expansion strategy.  As of the date of this report, we have only limited operations, and did not generate any significant revenues during the year ended January 31, 2008 or 2009, or the nine months ended October 31, 2009.  In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan, which could cause any securities in the Company to be worthless.

WE HAVE HISTORICALLY GENERATED LIMITED REVENUES AND HAVE GENERATED ONLY NOMINAL REVENUES FOR A PERIOD OF OVER TWO YEARS

We did not generate any revenues for the year ended January 31, 2008.  For the year ended January 31, 2009, we generated nominal revenues of $100 and for the nine months ended October 31, 2009, we generated only nominal revenues of $250.  This lack of revenues is largely due to the fact that we lost our largest client in mid-2006 and the former President and Chief Executive Officer, MaryAnne McAdams, went on personal leave shortly thereafter.  Even during the fiscal year ended January 31, 2007, the last time that we had revenues prior to the three months ended July 31, 2008; the revenues totaling $5,705 were insufficient to support our expenses.  Furthermore, we anticipate our expenses increasing in the future.  We do not currently generate significant revenues and have only limited operations.  We can make no assurances that we will be able to generate any revenues in the future, that we will have sufficient funding to support our operations and pay our expenses and/or that we will be able to gain clients in the future to build our business operations.  In the event we are unable to generate revenues and/or support our operations, we will be forced to curtail and/or abandon our current business plan and any investment in the Company could become worthless.

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

THE SUCCESS OF THE COMPANY DEPENDS HEAVILY ON ROBERT BRYAN CRUTCHFIELD AND HIS INDUSTRY CONTACTS.

The success of the Company will depend on the abilities of Robert Bryan Crutchfield, the President and Chief Executive Officer of the Company.  The loss of Mr. Crutchfield will have a material adverse effect on the business, results of operations (if any) and financial condition of the Company.  In addition, the loss of Mr. Crutchfield may force the Company to seek a replacement who may have less experience, fewer contacts, or less understanding of the business.  Further, we can make no assurances that we will be able to find a suitable replacement for Mr. Crutchfield, which could force the Company to curtail its operations and/or cause any investment in the Company to become worthless.  The Company does not have an employment agreement with Mr. Crutchfield nor any key man insurance on Mr. Crutchfield.

ARCHETYPE PARTNERS LLC , WHICH IS BENEFICIALLY OWNED AND CONTROLLED BY ROBERT BRYAN CRUTCHFIELD, OUR SOLE OFFICER AND DIRECTOR EXERCISES MAJORITY VOTING CONTROL OVER THE COMPANY AND CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.

Archetype Partners LLC, which is beneficially owned and controlled by our sole Director and officer, Robert Bryan Crutchfield has beneficial ownership of 2,386,000 shares of the Company’s common stock (representing 72.6% of the Company’s outstanding shares of common stock) and voting control over an additional 664,000 shares of the Company’s common stock, giving Archetype Partners LLC rights to vote an aggregate of 3,050,000 shares of the Company’s common stock, representing an aggregate of 92.8% of the Company’s common stock based on the 3,282,500 shares of the Company’s common stock issued and outstanding as of the date of this report..  Therefore, Mr. Crutchfield can currently vote 92.8% of our outstanding shares of common stock and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election and removal of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Crutchfield as a Director of the Company, which will mean he will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's Common Stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

OUR SOLE OFFICER AND DIRECTOR HAS OTHER EMPLOYMENT OUTSIDE OF THE COMPANY, AND AS SUCH, MAY NOT BE ABLE TO DEVOTE SUFFICIENT TIME TO OUR OPERATIONS.

Robert Bryan Crutchfield, our sole officer and Director, currently has employment outside of the Company.  As such, Mr. Crutchfield only spends approximately 5-10 hours per week on Company matters, and as such he may not be able to devote a sufficient amount of time to our operations.  This may be exacerbated by the fact that Mr. Crutchfield is currently our only officer and Director.  If Mr. Crutchfield is not able to spend a sufficient amount of his available time on our operations, we may never gain any clients, may not ever generate any revenue and/or any investment in the Company could become worthless.

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

OUR LOSSES RAISE DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We had cumulative operating losses through October 31, 2009 of $43,349 and had a working capital deficit at October 31, 2009 of $3,108.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or attain profitable operations. As such, there is substantial doubt as to our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

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

OUR GROWTH WILL PLACE SIGNIFICANT STRAINS ON OUR RESOURCES.

The Company is currently in the planning stage, with only limited operations, and is currently seeking out potential planning events and sources of revenue, although it has not generated any significant revenues since the year ended January 31, 2007, and such revenues were insufficient to support its ongoing expenses. The Company's growth, if any, is expected to place a significant strain on the Company's managerial, operational and financial resources as the Company only has one officer and employee and the Company will likely continue to have limited employees in the future.  Furthermore, assuming the Company receives contracts, it will be required to manage multiple relationships with various customers and other third parties. These requirements will be exacerbated in the event of further growth of the Company or in the number of its contracts. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company will be able to achieve the rapid execution necessary to successfully offer its services and implement its business plan. The Company's future operating results, if any, will also depend on its ability to add additional personnel commensurate with the growth of its business, if any. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be adversely affected.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(1)	Bylaws

Exhibit 10.1(1)	Revolving Credit Promissory Note with Kevin McAdams (December 12, 2007)
Exhibit 10.2(1) Exhibit 10.3(2)	Convertible Promissory Note with David M. Loev (March 11, 2008) Amended Convertible Promissory Note with David M. Loev

Exhibit 10.4(3)	Amended Revolving Credit Promissory Note with Kevin McAdams

Exhibit 10.5(3)	Second Amended Convertible Promissory Note with David M. Loev

Exhibit 10.6(4)	Stock Purchase Agreement

Exhibit 10.7(4)	Voting Agreement

Exhibit 10.8(4)	Debt Extinguishment Agreement (Kevin McAdams)

Exhibit 10.9(4)	Debt Extinguishment Agreement (David M. Loev)

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

(4) Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on October 9, 2009, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RX SCRIPTED, INC.

DATED: December 15, 2009	By: /s/ Robert Bryan Crutchfield
Robert Bryan Crutchfield
Chief Executive Officer (Principal Executive Officer)
And Principal Financial Officer/Principal Accounting Officer