Form 10-K
period 2010-01-31
MEDCAREERS GROUP, Inc.
filed 2010-05-17
CIK 1438901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number: 333-152444

MEDCAREERS GROUP, INC.
(Name of registrant in its charter)

Nevada	7389	26-1580812
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

Five Concourse Parkway, Suite 2925
Atlanta, GA  30328
(Address of principal executive offices)

1100 Hammond Drive Suite 410-A303
Atlanta, GA  30328
(Address of former principal executive offices)

(866) 472-7781
(Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF
THE EXCHANGE ACT:

None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF
THE EXCHANGE ACT:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [   ] No [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [   ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K  contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ].

The issuer's revenues for the most recent fiscal year ended January 31, 2010 were $250.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on the Over-The-Counter Bulletin Board as of the most recent closing date prior to July 31, 2009, the end of the issuer’s most recently completed second fiscal quarter, was approximately $705,000.

At May 7, 2010, there were 32,825,000 shares of the Issuer's common stock outstanding, which number does not include 1,200,000 shares of common stock which the Issuer has agreed to issue, but which have not been physically issued to date (as described in greater detail below under “Recent Sales of Unregistered Securities”.)

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15. EXHIBITS	33

PART I

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO JANUARY 31, 2010. AS USED HEREIN, THE "COMPANY," “MEDCAREERS,” "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO MEDCAREERS GROUP, INC.

ITEM 1. BUSINESS

Overview

The Company was originally incorporated as a North Carolina limited liability corporation on December 30, 2004.  In December 2007, its manager decided it was in the best interests of the limited liability company to convert to a Nevada corporation, and as such, we filed Articles of Conversion on December 5, 2007 to reincorporate in Nevada.  Through the conversion, the sole interest holder of the limited liability company, MaryAnne McAdams, our former sole officer and Director, exchanged 100% of the membership interests in the limited liability company for 15,000,000 shares of the Company’s common stock.  Other than the change from a North Carolina limited liability company to a Nevada corporation, the operations of the Company, debts, liabilities, employees and contracts all remained the same.

On or around October 2, 2009, MaryAnne McAdams, the then sole officer and Director of the Company and David M. Loev (collectively the “Shareholders”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Archetype Partners LLC, which is beneficially owned and controlled by Robert Bryan Crutchfield, who became the Chief Executive Officer and Director of the Company due to the transactions described below (the “Purchaser”), pursuant to which the Shareholders sold the Purchaser an aggregate of 23,360,000 shares of the Company’s common stock (representing 71.2% of the Company’s then outstanding shares of common stock)(the “Shares”).  The purchase price paid by the Purchaser for the Shares was $185,000, of which $100,000 was payable at the closing of the Purchase Agreement (the “Closing Payment”) and $85,000 which was payable within 45 days of the Closing (which amount has been paid to date).  Additionally, the Purchase Agreement provides that in the event the Purchaser or the Company affects a transaction including, but not limited to, a Share Exchange Agreement, Stock Purchase Agreement or similar agreement which results in a Change in Control (as defined in the Purchase Agreement) of the Company, the Purchaser is required to issue additional shares of common stock of the Company to the Shareholders such that each Shareholder will own a minimum of 1% of the Company’s then outstanding shares of common stock following such transaction.

In addition to the Purchase Agreement, the Shareholders and the Purchaser also entered into a Voting Agreement on or around October 2, 2009, pursuant to which the Shareholders agreed that for one year following the effective date of the Purchase Agreement, the Shareholders would vote any shares of common stock which they beneficially own and/or have voting control over (representing an aggregate of 6,640,000 shares of common stock as of the date of this filing) as requested by and/or pursuant to instructions provided by Purchaser.  The Voting Agreement also provides that if the Purchaser shall fail to pay the Additional Payment when due or shall otherwise breach the Purchase Agreement, subject to the required notice and cure provisions of the Voting Agreement, that the Voting Agreement shall terminate and be of no force or effect.

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

On or around December 4, 2009, Archetype Partners LLC purchased an additional 500,000 shares of common stock (50,000 pre-Stock Split) from our transfer agent.

CHANGE IN CONTROL OF REGISTRANT

As a result of the Purchase Agreement, the Voting Agreement, and the purchase of shares from our transfer agent, Archetype Partners LLC, had beneficial ownership of 23,860,000 shares of the Company’s common stock (representing 72.6% of the Company’s outstanding shares of common stock) and voting control over an additional 6,640,000 shares of the Company’s common stock, giving Archetype Partners LLC rights to vote an aggregate of 30,500,000 shares of the Company’s common stock, representing an aggregate of 92.8% of the Company’s then outstanding shares of common stock based on the 32,825,000 shares of the Company’s common stock then issued and outstanding.

On or around December 4, 2009, Archetype Partners LLC purchased an additional 500,000 shares of common stock (50,000 pre-Stock Split) from our transfer agent.

In January 2010, Robert Bryan Crutchfield, the Chief Executive Officer and Director of the Company, and beneficial owner (through his control of Archetype) of the Company gifted an aggregate of 4,400,000 shares of the Company’s post-Stock Split (440,000 pre-Stock Split) shares of common stock which Archetype held to eleven individuals (including the gift of 200,000 shares to our current Chief Financial Officer, Vice President and Treasurer, Charles John Dean).

As a result of the transactions above, Archetype has majority voting control over the Company and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election and removal of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control of the Company.

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

On or around December 16, 2009, Robert Bryan Crutchfield, the sole Director of the Company and Mr. Crutchfield as the Chief Executive Officer and beneficial owner of Archetype, our majority shareholder (holding 23,860,000 shares of the Company’s common stock, representing 72.7% of the Company’s then outstanding voting shares as of December 16, 2009) approved via a consent to action without meeting of the sole Director and majority shareholders of the Company, the filing of a Certificate of Amendment to the Company’s Articles of Incorporation (the “Certificate”) to (a) authorize and approve a 10 for 1 forward stock split (the “Stock Split”) of the Company’s authorized and outstanding common stock and preferred stock, effective as of the close of business on January 15, 2010 (the “Effective Date”); (b) to change the Company’s name to “MedCareers Group, Inc.” (the “Name Change”); (c) to increase the Company’s total authorized shares of common stock, to 350,000,000 shares of $0.001 par value per share common stock following the Stock Split; and (d) to re-authorize 10,000,000 shares of “blank check”  preferred stock, $0.001 par value per share following the Stock Split (collectively with (c) the “Authorized Share Transactions”).

Subsequent to the filing of the Certificate with the Secretary of State of Nevada on December 16, 2009, Mr. Crutchfield, our sole Director and beneficial owner of a majority of our shares through his control of Archetype determined it was in the best interests of the Company to change the Effective Date of the Certificate to January 7, 2010, and as such the Company filed a Certificate of Correction with the Secretary of State of Nevada on January 4, 2010, to reflect such change in the Effective Date of the Certificate.

As a result of the Certificate (as corrected) and the Stock Split which became effective January 7, 2010, the Company had 32,825,000 shares of common stock issued and outstanding; as a result of the Authorized Share Transactions, the Company has 350,000,000 shares of common stock and 10,000,000 shares of preferred stock, $0.001 par value per share authorized; and as a result of the Name Change, the Company’s name was changed to MedCareers Group, Inc.

Unless otherwise stated or the context suggests otherwise, the number of shares disclosed throughout this report have been retroactively reflected for the Stock Split.

Additionally, as a result of the above, the Company’s symbol on the Over-The-Counter Bulletin Board changed to “MCGI”, effective January 7, 2010.

On January 13, 2010, the Board of Directors appointed Charles John Dean as the Vice President, Chief Financial Officer and Treasurer of the Company.

Medcareers.com Purchase

On or around February 26, 2010, the Company entered into an agreement to acquire the business www.medcareers.com (“Medcareers.com” and the “Purchase”).  The purchase price will be approximately $675,000, which is subject to adjustment based on the results of the audit which will be paid in cash with traditional debt financing and/or seller financing with no conversion features and no dilution to Company shareholders.

The Company expects to complete the transaction during the quarter ending July 31, 2010, funding permitting.

Medcareers.com is a job posting website for medical related jobs and formerly powered the job board for WebMD (NASDAQ:WBMD).

The Company plans to file the definitive documents and describe the Purchase and the operations of Medcareers.com in greater detail, including Form 10 type information regarding Medcareers.com, and audited financial statements associated therewith, assuming the consummation of the Purchase.

Workabroad.com Purchase

On or around March 2, 2010, the Company entered into an agreement to acquire the business www.workabroad.com (“Workabroad.com” and the “Workabroad Purchase”).  The purchase price of the Workabroad Purchase was $225,000.  On March 8, 2010, the Company paid the required 10% down payment (equal to $22,500) on the purchase price to Steve Ellsberg (the “Seller”).  The remaining balance due ($202,500) pursuant to the Workabroad Purchase will be payable at a rate of $2,248.17 per month, based on a 10 year amortizing loan with interest at 6% with a balloon payment of all unpaid principal and interest due 36 months after closing (the “Loan”).  The Company has made the first monthly payment subsequent to the initial $22,500.00 payment.  The Company borrowed $25,000 from a third party at six percent interest which is payable in four years, which was used to make the down payment.

Effective March 12, 2010, the Company will receive all of the revenue generated from Workabroad.com, and shall continue to receive all such revenue as long as timely payments are made pursuant to the Loan.

Workabroad.com is currently a portal for a variety of job related postings that focuses on international opportunities for job seekers who live outside of the United States.

The formal closing of the transaction will occur upon the completion of the audit and execution of definitive agreements.  The Company made this initial and subsequent payment so that it could assume operations of WorkAbroad.com immediately rather than waiting for the formal closing since WorkAbroad.com is expected to be an integral part of the Company’s online employment solution strategy.

StaffMD Purchase

On March 4, 2010, the Company entered into a letter of intent to acquire the business known as StaffMD which operates www.physicianwork.com (“Physicianwork.com” and the “Physicianwork Purchase”).  The purchase price will be approximately $4,000,000 and three million shares of restricted Company common stock, with $1,000,000 paid at closing and the balance payable out of the profits generated from the business with interest at 5%.

The Company expects to complete the transaction during the quarter ending July 31, 2010, funding permitting.  The transaction is subject to the completion of due diligence and execution of definitive legal documentation.

Physicianwork.com is an online job board servicing the physician community.  StaffMD has been in business for ten years and is a leading online job posting service in its niche.

The Company plans to file the definitive documents and describe the Physicianwork Purchase and Physicianwork.com in greater detail, including Form 10 type information regarding Physicianwork.com, and audited financial statements associated therewith, assuming the consummation of the Physicianwork Purchase.

Recent Events:

On May 6, 2010, we entered into a letter agreement with Premier Healthcare Professionals, Inc. (“PHP”), pursuant to which we and PHP agreed to form a strategic alliance (the “PHP Agreement”). Pursuant to the PHP Agreement, PHP agreed to assist the Company in locating potential acquisition targets and performing due diligence on such acquisition targets, and the Company agreed that in the event it closes any transaction with an acquisition target identified by PHP, PHP would manage the target for the Company pursuant to a management agreement, and the Company would pay PHP an agreed upon fee in shares of Company common stock. The Company also agreed to enter into a management agreement with PHP for a period of 12 months, which is renewable thereafter with the mutual consent of the parties, and which would also provide us the option to purchase PHP at any time for an amount equal to PHP’s then outstanding debt, provided that the Company also has the right of first refusal to match any third party purchase offer that PHP may receive and accept for any purchase price prior to the exercise of the option, subject to certain requirements described in greater detail in the PHP Agreement (the “Purchase Option”).

In connection with the PHP Agreement, the Company agreed to issue PHP 1,200,000 shares of the Company’s common stock (the “PHP Shares”), which are subject to a restriction on resale which is to be lifted upon any of the following events occurring, including in connection with 300,000 shares of common stock at such time as our staffing division generates revenues of $10 million in any one year, if ever; and lifted in connection with 300,000 shares of common stock at such time as our staffing division generates revenues of $15 million in any one year, if ever. The restriction on resale will also be lifted as to 600,000 shares of common stock when our EBITDA from the staffing division is at least $2 million in any twelve month period, if ever. Finally, the restriction on resale of 200,000 shares shall be lifted upon the closing of our first acquisition of an entity operating in the staffing industry.

In the event that we fail to close any acquisitions in connection with the PHP Agreement within 12 months from the date of the parties’ entry into the PHP Agreement, the PHP Agreement can be terminated by either party, upon which termination the Purchase Option and all of the PHP Shares will be cancelled.

The restriction on resale refers to an agreed to restriction between PHP and the Company. Restrictions imposed by the securities laws will override all contractual restrictions and the Company has not undertaken to file a registration statement for any of the shares issued to PHP regardless of when the restrictions imposed by the PHP Agreement are lifted.

Nurse Staffing Acquisition

On May 10, 2010, we entered into a letter of intent to acquire a nurse staffing company for an aggregate of $500,000, of which total cash required for closing would be $250,000, with the remaining payments due over the following 48 months.  The consideration due to the seller would also include quarterly bonuses based on the EBITDA of the acquired assets.

The formal closing of the transaction is anticipated to occur by May 31, 2010.  The Company expects to have debt financing available for the closing cash requirement and between the debt financing and the revenue generated from the acquired business, the Company believes that there will be sufficient cash available to make the required monthly payments.

Financing

On May 11, 2010, the Company secured a commitment for $300,000 of debt financing pursuant to Promissory Note.  The loan accrues interest at 10% per annum, payable quarterly starting August 1, 2010 and has a maturity date of May 31, 2011.  The Company has the right to extend the loan for six months by paying a $10,000 extension fee prior to its maturity.  A total of $50,000 of the financing is earmarked for working capital and was released to the Company on or around May 14, 2010, the remaining $250,000 is earmarked for acquisitions and will be released only in connection with an acquisition.

----------------------------

The Company expects to discontinue the original business operated by our former Chief Executive Officer MaryAnne McAdams.  That business has not generated significant revenues and the Company does not foresee this past and current course changing.  The Company’s change of business focus which is being directed by the acquisitions described above will be from event planning and consulting activities to healthcare job related websites and staffing services.  The Company may enter into other aspects of healthcare related businesses in the future, but does not anticipate continuing the event planning business in its current form.

Other than the financing commitment described above, we have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and loans from our shareholders.

In connection with our business plan, management will try to delay additional increases in operating expenses and capital expenditures. We will need to raise additional capital and revenues to meet both short-term and long-term operating requirements as the $50,000 available for working capital will not fund operations for a twelve month period.

We have undertaken certain actions and continue to implement changes designed to improve our financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies. For example, we do not have a seasoned staff of public company officers beyond the extent of experience and abilities of our Chief Executive Officer and Chief Financial Officer.

Our financial statements contain information expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we satisfy our liabilities and commitments in the ordinary course of business.

Business Operations

The Company has historically been an event planning consulting company engaged in the planning and execution of medical meetings and educational programs for nurses, physicians, pharmacists and other healthcare professionals.  Moving forward, we plan to discontinue the event planning and consulting operations and move to healthcare job related websites and staffing services.  The description of our event planning and consulting services below represents the activities that we conducted during the period of this report, the years ended January 31, 2010 and 2009.  Moving forward, we plan to focus substantially all of our resources on healthcare related job board websites and related staffing services, including the pending acquisitions of Medcareers.com, Workabroad.com and Physicianwork.com, as described above, and a nurse staffing business, also described above, assuming such pending acquisitions close, and plan to disclose such operations and the risks associated therewith in our next quarterly report on Form 10-Q for the period ending April 30, 2010, which will include results of operations from our Workabroad.com acquisition which we are operating during such period.  As such, investors should be aware that moving forward, our operations will likely consist of operations substantially different than those operations discussed below and will be subject to additional risks and uncertainties other than those described below, which represent our business operations and risks for the years ended January 31, 2010 and 2009.

Event Planning and Consulting Services:

Through the year ended January 31, 2010, we planned to work with pharmaceutical companies and other healthcare education consulting groups to provide complete event planning services.

Since the Company’s inception in 2004 until May 2006, the Company planned and executed over 50 medical meetings around the country.  In May 2006, the Company lost its largest client and as a result, revenues dropped sharply.  Subsequently in fiscal 2006, MaryAnne McAdams, our former officer and Director, ceased performing services for the Company to go on personal leave, and in the interim, the Company ceased business operations.  In November 2007, Mrs. McAdams once again began performing services for the Company, and continued to perform services for us until December 2009, when she resigned, however, to date, the Company has been in the planning stage of its business development, with limited to no operations.

Event Planning and Consulting Industry and Market Overview

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

Event Planning and Consulting Principal Products and Services

Our previously planned services (which are subject to change) may include:

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

Intellectual Property

We own the rights to the internet domain name, www.rxscripted.com; however, such website is not currently operational and the Company does not anticipate that such website will be operational in the future.  The Company does not own any patents or licenses related to its products or services nor any copyrights or trademarks.

Marketing and Growth Strategy

We anticipate that moving forward, we will scale down and cease our event planning and consulting services, and focus all of our available resources on the market for healthcare related Internet based job websites and related staffing services, which we plan to accomplish in part by the planned acquisitions of Medcareers.com, Workabroad.com and Physicianwork.com, as described above.

EMPLOYEES

As of the date of this report, we have only two employees, Robert Bryan Crutchfield, our Chief Executive Officer and Director, and Charles John Dean, our Vice President and Chief Financial Officer, neither of which is currently paid any salary or accruing any salary.   The Company does not have an employment agreement with Mr. Crutchfield or Mr. Dean.

COMPETITION

There are a number of competitors in the healthcare job posting industry and healthcare staffing industry.  The industry is typically described in segments such as physician staffing, nurse staffing (travel vs. per diem), pharmacists, dentists, and various healthcare technicians.  A sample listing of the numerous firms in these industries can be found by entering “nurse staffing” or “healthcare staffing” or any similar terms in an Internet search engine.  The Company believes that the domain names and businesses it has mentioned above as acquisition targets, which the Company expects to close subsequent to the date of this filing, funding permitting, have strong brand value and that the Company will be able to use search engine optimization skills through consultants to compete in the industries the Company enters.  This assumes that the acquisitions close and the Company has the necessary funds to operate and market such acquisitions.

 ITEM 1A. RISK FACTORS.

WE REQUIRE ADDITIONAL CAPITAL IN ORDER TO TAKE THE NECESSARY STEPS TO GROW OUR BUSINESS.

Currently, the Company does not have available funds to develop the marketing and advertising materials or fund other operating and general and administrative expenses necessary to grow its business, nor does the Company have available funding necessary to complete the acquisitions of Medcareers.com, Workabroad.com and Physicianwork.com, as described above.  Further, the Company does not have the funds available to hire independent contractors.  If we cannot secure additional financing, our growth and operations could be impaired by limitations on our access to capital. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to conduct our business operations and pursue our expansion strategy.  As of the date of this report, we have only limited operations, and did not generate any significant revenues during the years ended January 31, 2010 or 2009.  In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan, which could cause any securities in the Company to be worthless.

SHAREHOLDERS MAY BE DILUTED SIGNIFICANTLY THROUGH OUR EFFORTS TO OBTAIN FINANCING, SATISFY OBLIGATIONS AND/OR COMPLETE ACQUISITIONS THROUGH THE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK OR OTHER SECURITIES.

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or other securities. Additionally, moving forward, we may attempt to conduct acquisitions of other entities or assets using our common stock or other securities as payment for such acquisitions.  Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock and preferred stock with various preferences and other rights. These actions may result in substantial dilution of the ownership interests of existing shareholders, and dilute the book value of the Company’s common stock.

WE HAVE HISTORICALLY GENERATED LIMITED REVENUES AND HAVE GENERATED ONLY NOMINAL REVENUES FOR A PERIOD OF OVER TWO YEARS

We did not generate any revenues for the year ended January 31, 2008.  For the years ended January 31, 2010 and 2009, we generated only nominal revenues of $250 and $100, respectively.   Furthermore, we anticipate our expenses increasing in the future.  We do not currently generate significant revenues and have only limited operations.  We can make no assurances that we will be able to generate any revenues in the future, that we will have sufficient funding to support our operations and pay our expenses.  In the event we are unable to generate revenues and/or support our operations, we will be forced to curtail and/or abandon our current business plan and any investment in the Company could become worthless.

WE ARE CURRENTLY ACTIVELY PURSUING ACQUISITION AND/OR MERGER OPPORTUNITIES AND MAY CHOOSE TO ENTER INTO ADDITIONAL MERGER AND/OR ACQUISITION TRANSACTIONS IN THE FUTURE.

We have been actively looking for acquisition or merger opportunities that will enhance our value and growth prospects, and have entered into several pending acquisition transactions as of the date of this report, including the pending acquisitions of Medcareers.com, Workabroad.com and Physicianwork.com, as described above.  As a result, in the future, we may enter into additional merger and/or acquisitions with separate companies, which may result in our majority shareholders changing and new shares of common or preferred stock being issued, resulting in substantial dilution to our then current shareholders. As a result, if there were new majority shareholders, they will likely change the composition of our Board of Directors and replace our current management. The new management will likely change our business focus and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do consummate any of our pending acquisitions and/or enter into additional merger or acquisitions, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. We have not finalized any merger or acquisition agreements as of the date of this filing.

WE WILL FACE ADDITIONAL UNKNOWN RISKS AND UNCERTAINTIES IN THE EVENT WE CHOOSE TO EXPAND OR CHANGE OUR PRIMARY BUSINESS FOCUS TO HEALTHCARE INTERNET BASED JOB AND STAFFING SERVICES IN THE FUTURE.

In the event the Company chooses to expand or change its primary business focus away from event planning and consulting and instead focus on healthcare Internet based job and staffing services, as we currently anticipate, assuming we can consummate the acquisitions of Medcareers.com, Workabroad.com and Physicianwork.com, as described above, we will face numerous unknown and uncertain risks associated with our ability to compete in this new market, pricing for our products and/or services, our ability to raise capital, and potential other risks associated with our operations.  If any of these unknown and/or uncertain risks were to occur, it would likely have a materially adverse effect on our operations, could cause the value of our securities to decline in value and/or become worthless, and could force us to curtail or abandon our business activities.

SHAREHOLDERS WHO HOLD UNREGISTERED SHARES OF OUR COMMON STOCK ARE SUBJECT TO RESALE RESTRICTIONS PURSUANT TO RULE 144, DUE TO OUR STATUS AS A “SHELL COMPANY.”

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company”; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for the prior one year period; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company.”  Because none of our securities can be sold pursuant to Rule 144, until at least a year after we cease to be a “shell company”, any securities you purchase in an offering or that we issue to consultants, employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission, an exemption for sales can be relied upon other than Rule 144 and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.  As a result, you may never be able to sell shares you purchase in the Company, and it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  Our status as a “shell company” could prevent us from raising additional funds, engaging consultants, using our securities to pay for any acquisitions, which could cause the value of our securities, if any, to decline in value or become worthless.   Furthermore, as we may not ever cease to be a “shell company,” investors who purchase shares of our securities may be forced to hold such securities indefinitely.

THE SUCCESS OF THE COMPANY DEPENDS HEAVILY ON ROBERT BRYAN CRUTCHFIELD AND HIS FINANCING CONTACTS.

The success of the Company will depend on the abilities of Robert Bryan Crutchfield, the President, Chief Executive Officer and sole Director of the Company.  The loss of Mr. Crutchfield will have a material adverse effect on the business, results of operations (if any) and financial condition of the Company.  In addition, the loss of Mr. Crutchfield may force the Company to seek a replacement who may have less experience, fewer contacts, or less understanding of the Company’s business and financing prospects.  Further, we can make no assurances that we will be able to find a suitable replacement for Mr. Crutchfield, which could force the Company to curtail its operations and/or cause any investment in the Company to become worthless.  The Company does not have an employment agreement with Mr. Crutchfield nor any key man insurance on Mr. Crutchfield.

ARCHETYPE PARTNERS LLC , WHICH IS BENEFICIALLY OWNED AND CONTROLLED BY ROBERT BRYAN CRUTCHFIELD, OUR CHIEF EXECUTIVE OFFICER AND DIRECTOR EXERCISES MAJORITY VOTING CONTROL OVER THE COMPANY AND CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.

Archetype Partners LLC (“Archetype”), which is beneficially owned and controlled by our Chief Executive Officer and Director, Robert Bryan Crutchfield has voting control of 26,100,000 shares of the Company’s common stock (representing 79.5% of the Company’s outstanding shares of common stock), which includes 6,640,000 shares of the Company’s common stock which Archetype has voting control over.  Therefore, Mr. Crutchfield can currently exercise majority voting control in determining the outcome of all corporate transactions or other matters, including the election and removal of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Crutchfield as a Director of the Company, which will mean he will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

OUR CHIEF EXECUTIVE OFFICER AND DIRECTOR HAS OTHER EMPLOYMENT OUTSIDE OF THE COMPANY, AND AS SUCH, MAY NOT BE ABLE TO DEVOTE SUFFICIENT TIME TO OUR OPERATIONS.

Robert Bryan Crutchfield, our Chief Executive Officer and Director, currently has employment outside of the Company.  As such, Mr. Crutchfield only spends approximately 25-35 hours per week on Company matters, and as such he may not be able to devote a sufficient amount of time to our operations.  This may be exacerbated by the fact that Mr. Crutchfield is currently one of only two officers and our only Director.  If Mr. Crutchfield is not able to spend a sufficient amount of his available time on our operations, we may never gain any clients, may not ever generate any revenue and/or any investment in the Company could become worthless.

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

OUR LOSSES RAISE DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We had cumulative operating losses through January 31, 2010 of $144,363 and had a working capital deficit at January 31, 2010 of $14,448.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or obtain profitable operations. As such, there is substantial doubt as to our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

OUR INDUSTRY IS HIGHLY COMPETITIVE.

The Company’s industry is highly competitive and fragmented. The Company expects competition to intensify in the future. The Company competes in its market with numerous national, regional and local companies, many of which have substantially greater financial, managerial and other resources than those presently available to the Company. Numerous well-established companies are focusing significant resources on providing services that currently compete and will compete with the Company's services in the future.  Although we believe that there is a need for a “niche” business, such as ours and that can provide logistical expertise at a reduced cost, the Company can make no assurance that it will be able to effectively compete with these other companies or that competitive pressures, including possible downward pressure on the prices we charge for our products and/or services, will not arise. In the event that the Company cannot effectively compete on a continuing basis or competitive pressures arise, such inability to compete or competitive pressures will have a material adverse effect on the Company’s business, results of operations and financial condition.

OUR GROWTH WILL PLACE SIGNIFICANT STRAINS ON OUR RESOURCES.

The Company is currently in the planning stage, with only limited operations. The Company's growth, if any, is expected to place a significant strain on the Company's managerial, operational and financial resources as the Company only has two officers and employees and the Company will likely continue to have limited employees in the future.  Furthermore, assuming the Company receives clients, it will be required to manage multiple relationships with various clients and other third parties. These requirements will be exacerbated in the event of further growth of the Company or in the number of its clients. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company will be able to achieve the rapid execution necessary to successfully offer its services and implement its business plan. The Company's future operating results, if any, will also depend on its ability to add additional personnel commensurate with the growth of its business, if any. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be adversely affected.

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

WE CURRENTLY HAVE ONLY A LIMITED PUBLIC MARKET FOR OUR SECURITIES AND SUCH MARKET IS HIGHLY VOLATILE AND ILLIQUID.

In November 2008, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol RXSS.OB and on January 7, 2010, our symbol on the OTCBB changed to MCGI.OB in connection with our name change to MedCareers Group, Inc.  There is currently a limited market for our common stock on the OTCBB which is volatile, illiquid and sporadic and is subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;

(2)	our ability or inability to generate new revenues;

(3)	increased competition;

(4)	conditions and trends in our industry, and possible healthcare legislation; and

(5)	future acquisitions we may make.

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

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

Our common stock is subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

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

STATE SECURITIES LAWS MAY LIMIT SECONDARY TRADING, WHICH MAY RESTRICT THE STATES IN WHICH AND CONDITIONS UNDER WHICH YOU CAN SELL SHARES.

Secondary trading in our common stock may not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

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

ITEM 2. PROPERTIES

Prior to Mr. Crutchfield acquiring a controlling interest in the Company, the Company’s previous sole officer and Director, MaryAnne McAdams supplied the Company the use of office space in her home free of charge.  The office space encompassed approximately 234 square feet.  Mrs. McAdams currently still provides this office space for use as needed.  However, currently, the Company has access to two offices free of charge for use by Mr. Crutchfield and Mr. Dean at Five Concourse Parkway, Suite 2925, Atlanta, GA  30328.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In November 2008, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol RXSS.OB and on January 7, 2010, our symbol on the OTCBB changed to MCGI.OB in connection with our name change to MedCareers Group, Inc.; however, there is currently only a limited public market for our common stock.  As of May 7, 2010, there were 32,825,000 shares of common stock outstanding (which number does not include the 1,200,000 shares which we have agreed to issue to PHP as described below under “Recent Sales of Unregistered Securities”, which have not been physically issued to date), held by approximately 19 shareholders of record.  The following table sets forth the high and low sales prices relating to our common stock on a quarterly basis since March 2009, the date the Company’s stock first traded on the OTCBB.  These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.  Additionally, the high and low sales prices described below retroactively reflect the Company’s 10 for 1 forward stock split effective January 7, 2010.

Quarter Ended	High Sales Price	Low Sales Price

January 31, 2010	$0.95	$0.95
October 31, 2009*	$-	$-
July 31, 2009*	$-	$-
April 30, 2009	$0.25	$0.25

* No shares of the Company’s common stock traded on the OTCBB during the period.

The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act (the “Rules”). The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules, the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

DESCRIPTION OF CAPITAL STOCK

We have authorized capital stock consisting of 350,000,000 shares of common stock, $0.001 par value per share (“Common Stock”) and 10,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”).  As of the filing of this report we have 32,825,000 shares of Common stock (which number does not include the 1,200,000 shares which we have agreed to issue to PHP as described above, which have not been physically issued to date) and no shares of Preferred Stock issued and outstanding.

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

Options, Warrants and Convertible Securities

We have no options, warrants or convertible securities outstanding.

Recent Sales of Unregistered Securities

In January 2009, Robert Bryan Crutchfield, the sole Director and beneficial owner (through his control of Archetype) of the Company gifted an aggregate of 4,400,000 shares of the Company’s post-Stock Split (440,000 pre-Stock Split) shares of common stock which Archetype held to eleven individuals, including the gift of 200,000 shares (20,000 pre-Stock Split) of common stock to Charles John Dean, who subsequently became our Vice President, Chief Financial Officer and Treasurer, and which shares were not gifted to Mr. Dean in connection with his services to the Company.

In May 2010, in connection with our entry into the PHP Agreement, we agreed to issue PHP 1,200,000 shares of common stock with such resale restrictions as described in greater detail above. The shares of common stock have not been physically issued to date however and as such have not been included in the number of issued and outstanding shares disclosed throughout this report.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance will not involve a public offering, the recipient will take the shares for investment and not resale and we will take appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions.

ITEM 6. SELECTED FINANCIAL DATA

Not required pursuant to Item 301 of Regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements.

PLAN OF OPERATIONS

Our goal is to expand or build our business through a variety of efforts.  We are considering ongoing offerings of securities under private placements, acquisitions (similar to those described above), and joint ventures with other companies public and private and other activities to either build sales or generate much needed capital to grow and undertake our business plan (for example, obtain, if possible, loans).

Existing working capital, further loan advances and possible debt instruments, warrant exercises, further private placements, monetization of existing assets and anticipated cash flow are being considered.  On May 11, 2010, we secured a commitment for $300,000 of debt financing.  We have no other lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and loans from our shareholders.

In connection with our business plan, management will try to delay additional increases in operating expenses and capital expenditures. We will need to raise additional capital and revenues to meet both short term and long-term operating requirements.

We have undertaken certain actions and continue to implement changes designed to improve our financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies. For example, we do not have a seasoned staff of public company officers beyond the extent of experience and abilities of our Chief Executive Officer and Chief Financial Officer; so, for example, we have not engaged, thus avoided the expenses, of additional officers or employees.  Our financial statements contain information expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED JANUARY 31, 2010 COMPARED TO THE YEAR ENDED JANUARY 31, 2009

We had revenues of $250 for the year ended January 31, 2010, compared to revenues of $100 for the year ended January 31, 2009, an increase in revenues of $150 from the prior period, which increase was mainly due to a one-time event planned by us in Chicago, Illinois.  We expect to have nominal to no revenues until such time as we are able to establish a larger client base or close the transactions discussed above.

We had selling, general and administrative expenses of $47,248 for the year ended January 31, 2010, compared to $76,563 for the year ended January 31, 2009, a decrease of $29,315 or 38.3% from the prior period.  The decrease in selling, general and administrative expenses was mainly due to a decrease in legal and accounting fees related to our periodic filings for the year ended January 31, 2010, compared to the year ended January 31, 2009.

We had net other expenses, consisting solely of interest expense, for the year ended January 31, 2010 of $2,402, compared to $2,723 for the year ended January 31, 2009, a decrease of $321 or 11.8% from the prior period.   The decrease in interest expense was due to the forgiveness of the Note and Convertible Note in October 2009, as described below.

We had a net loss of $49,400 for the year ended January 31, 2010, compared to a net loss of $79,186 for the year ended January 31, 2009, a decrease in net loss of $29,786 or 37.6% from the prior period. The decrease was mainly attributable to the decrease in selling, general and administrative expenses and the decrease in interest expense for the year ended January 31, 2010, compared to the year ended January 31, 2009, as described above.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets, consisting solely of current assets of cash and cash equivalents of $627 as of January 31, 2010.

We had total liabilities consisting solely of current liabilities of $15,075 as of January 31, 2010, which included $5,830 of accounts payable and accrued expenses, $8,945 of accounts payable and accrued expenses – related party, and $300 of advances from related parties.

We had negative working capital of $14,448 and a total deficit accumulated during the development stage of $144,363 as of January 31, 2010.

We had net cash used in operating activities of $36,590 for the year ended January 31, 2010, which was due to $49,400 of net loss, partially offset by $5,434 of accounts payable and accrued expenses and $7,376 of accounts payable and accrued expenses – related party.

We had $36,993 of net cash provided by financing activities for the year ended January 31, 2010, which was due to $28,493 of contribution of capital from shareholders, $8,200 of proceeds of note payable - related party, and $300 of proceeds from shareholder loans and advances.

On December 12, 2007, we entered into a Revolving Credit Promissory Note with Kevin McAdams, the husband of our former Chief Executive Officer, MaryAnne McAdams (the “Note”).  The Note provided us with a $25,000 line of credit.  The Note was subsequently amended by an Amended Revolving Credit Promissory Note, which accrued interest at the rate of 4% per annum, entered into on or around March 18, 2009, which increased the amount available under the Note to $37,500.  A total of $25,500 had been borrowed pursuant to the Note as of January 31, 2009 and a total of $33,700 had been borrowed as July 31, 2009.  On or around October 2, 2009, and in connection with the Purchase Agreement, described above, Mr. McAdams forgave the entire amount of the Note, which had a balance of $0 as of January 31, 2010.

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

The Convertible Note accrued interest at the rate of seven percent (7%) per annum until paid in full and any past due amounts bear interest at the rate of fifteen percent (15%) per annum.  A total of $2,500 of the amount due under the $30,000 Convertible Note was due five days after the end of the Private Placement Memorandum offering, which amount has been paid to date, and the remaining amount of the Note was due on October 31, 2008. On November 19, 2008, we entered into an Amended and Restated Convertible Promissory Note with Mr. Loev that replaced and superseded the original Convertible Note.  The amended Convertible Note extended the date the note was due and payable to April 30, 2009.   In April 2009, we entered into a Second Amended and Restated Convertible Promissory Note with Mr. Loev that replaced and superseded the Amended and Restated Convertible Note.  The Second Amended and Restated Convertible Note extended the date the note was due and payable to October 31, 2009.  On or around October 2, 2009, and in connection with the Purchase Agreement, described above, Mr. Loev forgave the entire amount of the Convertible Note, which had a balance of $0 as of January 31, 2010.

On May 11, 2010, the Company secured a commitment for $300,000 of debt financing pursuant to a Promissory Note.  The loan accrues interest at 10% per annum, payable quarterly starting August 1, 2010 and has a maturity date of May 31, 2011.  The Company has the right to extend the loan for six months by paying a $10,000 extension fee prior to its maturity.  A total of $50,000 of the financing is earmarked for working capital and was released to the Company on or around May 14, 2010, the remaining $250,000 is earmarked for acquisitions and will be released only in connection with an acquisition.

We do not currently have any formal commitments or identified sources of additional capital from third parties or from our officers, Director or majority shareholders. We can provide no assurance that additional financing will be available on favorable terms, if at all. If we are not able to raise the capital necessary to continue our business operations, we may be forced to abandon or curtail our business plan and/or suspend our exploration activities.

In the future, we may be required to seek additional capital by selling additional debt or equity securities, selling assets, if any, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
OF MEDCAREERS GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
MedCareers Group, Inc.
(Formerly RX Scripted, Inc.)
(A Development Stage Company)
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of MedCareers Group, Inc. as of January 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended January 31, 2010 and 2009 and the period from December 30, 2004 (inception) to January 31, 2010.  These financial statements are the responsibility of MedCareers Group’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedCareers Group, Inc. as of January 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended January 31, 2010 and 2009 and the period from December 30, 2004 (inception) to January 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that MedCareers Group, Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements, MedCareers Group has a negative margin from its operating revenues which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 2.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ GBH CPAs, PC
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

May 14, 2010

MedCareers Group, Inc.
(Formerly RX Scripted, Inc.)
(A Development Stage Company)
Balance Sheets
As of January 31, 2010 and 2009

	January 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$627	$224

TOTAL ASSETS	$627	$224

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,830	$396
Accounts payable and accrued liabilities – related party	9,245	7,591
Advances from related parties	300	2,950
Notes payable – related parties	–	53,000

TOTAL LIABILITIES	15,075	63,937

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value: 10,000,000 shares authorized, none outstanding	–	–
Common stock, $0.001 par value, 350,000,000 and 100,000,000 shares authorized, 32,825,000 and 30,000,000 shares issued and outstanding, respectively	32,825	32,825
Additional paid-in capital	97,090	(1,575)
Deficit accumulated during development stage	(144,363)	(94,963)

TOTAL STOCKHOLDERS' DEFICIT	(14,448)	(63,713)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$627	$224

See notes to financial statements.

MedCareers Group, Inc.
(Formerly RX Scripted, Inc.)
(A Development Stage Company)
Statements of Operations
For the Years Ended January 31, 2010 and 2009,
and for the Period from December 30, 2004 (Inception) to January 31, 2010

			Inception to
	Year Ended January 31,		January 31,
	2010	2009	2010
REVENUES
Services	$250	$100	$29,867

EXPENSES
Selling, general and administrative	47,248	76,563	168,078
	47,248	76,563	168,078

LOSS FROM OPERATIONS	(46,998)	(76,463)	(138,211)

OTHER EXPENSES
Interest expense	2,402	2,723	6,152

NET LOSS	$(49,400)	$(79,186)	$(144,363)

NET LOSS PER SHARE – Basic and diluted	$(0.001)	$(0.003)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES – Basic and diluted	32,825,000	31,497,840

See notes to financial statements.

MedCareers Group, Inc.
(Formerly RX Scripted, Inc.)
(A Development Stage Company)
Statements of Stockholders' Deficit
For the Period from December 30, 2004 (Inception) Through January 31, 2010

				Additional
	Member's	Common Stock		Paid-in	Accumulated
	Equity	Shares	Amount	Capital	Deficit	Total

Member contribution	$500					$500
Net loss	(110)					(110)
Balance at January 31, 2005	390	–	$–	$–	$–	390
Member contribution	500					500
Net loss	(16)					(16)
Balance at January 31, 2006	874	–	–	–	–	874
Net loss	(1,900)	–	–	–	–	(1,900)
Balance at January 31, 2007	(1,026)	–	–	–	–	(1,026)
Recapitalization	1,026	15,000,000	15,000	(13,500)	(2,026)	500
Shares issued for services		15,000,000	15,000	(13,500)		1,500
Net loss					(13,751)	(13,751)
Balance at January 31, 2008	–	30,000,000	30,000	(27,000)	(15,777)	(12,777)
Shares issued for services		500,000	500	4,500		5,000
Shares issued for cash		2,325,000	2,325	20,925		23,250
Net loss					(79,186)	(79,186)
Balance at January 31, 2009	–	32,825,000	32,825	(1,575)	(94,963)	(63,713)
Extinguishment of related party debt				70,172		70,172
Contribution of capital from shareholders				28,493		28,493
Net loss					(49,400)	(49,400)
Balance at January 31, 2010	$–	32,825,000	$32,825	$97,090	$(144,363)	$(14,448)

See notes to financial statements.

MedCareers Group, Inc.
(Formerly RX Scripted, Inc.)
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended January 31, 2010 and 2009
and for the Period December 30, 2004 (Inception) through January 31, 2010

	Year Ended January 31,		Inception through January 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(49,400)	$(79,186)	$(144,363)
Adjustments to reconcile net loss to net
cash from operating activities:
Share-based compensation	–	5,000	7,000
Changes in operating assets and liabilities:
Prepaid and other assets	–	33,611	30,000
Accounts payable and accrued expenses	5,434	396	6,727
Accounts payable and accrued expenses – related parties	7,376	6,694	14,070
NET CASH USED IN OPERATING ACTIVITIES	(36,590)	(33,485)	(86,566)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of member units	–	–	1,000
Contribution of capital from shareholders	28,493	–	28,493
Proceeds from sale of common stock	–	23,250	23,250
Proceeds of shareholder loans and advances	300	–	3,250
Proceeds of note payable – related party	8,200	11,000	33,700
Payments of note payable – related party	–	(2,500)	(2,500)
NET CASH PROVIDED BY FINANCING ACTIVITIES	36,993	31,750	87,193

NET INCREASE (DECREASE) IN CASH	403	(1,735)	627
CASH AT BEGINNING OF PERIOD	224	1,959	–
CASH AT END OF PERIOD	$627	$224	$627

SUPPLEMENTAL DISCLOSURES
Interest paid to related parties	$6,022	$–	$6,022
Income taxes paid	–	–	–

NONCASH INVESTING AND FINANCING ACTIVITIES:
Extinguishment of related party debt	$70,172	$–	$70,172
Recapitalization	–	–	1,000
Issuance of note payable to related party for prepaid legal fees	–	–	30,000

See notes to financial statements.

MedCareers Group, Inc.
(Formerly RX Scripted, Inc.)
(A Development Stage Company)
Notes to Financial Statements

1.	Organization and Significant Accounting Policies

Organization – RX Scripted, LLC was formed on December 30, 2004 as a North Carolina limited liability company and converted to a Delaware C Corporation as RX Scripted, Inc. on December 5, 2007.  On December 16, 2009, an amendment was filed with the State of Nevada to change the name to “MedCareers Group, Inc.” (the “Company” or “MedCareers”).  The Company was formed as an event planning consulting company to plan and execute medical meetings and educational programs for nurses, physicians, pharmacists and other health care professionals.

Basis of Presentation – The accompanying financial statements of MedCareers Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Reclassifications – Certain prior year amounts have been reclassified to conform with the current year presentation.  Specifically, additional paid-in capital has been reclassified to show the effect of a forward 10 for 1 stock split effective January 7, 2010.

Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.

Cash and Cash Equivalents – The Company considers all highly liquid investments with original maturities of three months or less from time of purchase to be cash equivalents. As of January 31, 2010, the Company had no cash equivalents.

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

Development Stage Company – The Company complies with Accounting Codification Standard 915-10 for its characterization of the Company as development stage.

Fair Value of Financial Instruments – Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of January 31, 2010.  The Company’s financial instruments consist of cash, accounts payable, advances and notes payable.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Net Loss Per Share – Basic earnings (loss) per share equals net income (loss) divided by weighted average shares outstanding during the year.  Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  As of January 31, 2010 and 2009, MedCareers did not have any outstanding contingently issuable shares.

Revenue Recognition – Revenue from contracts for consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned.  The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured.  For contracts with fixed fees, the Company recognizes revenues as amounts become billable in accordance with contract terms, provided the billable amounts are not contingent, are consistent with the services delivered, and are earned.

Recent Accounting Pronouncements – In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168” or ASC 105).  ASC 105 has become the single source authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  ASC 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  The Company adopted ASC 105 on July 1, 2009.  The adoption of ASC 105 did not have an impact on the Company’s financial position or results of operations.

On April 1, 2009, the Company adopted ASC 855, Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition.

2.	Going Concern

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through January 31, 2010 of $144,363 and has a working capital deficit at January 31, 2010 of $14,448.

Historically, revenues have not been sufficient to cover operating costs that would permit the Company to continue as a going concern.  The potential proceeds from the sale of common stock and other contemplated debt and equity financing, and increases in operating revenues from new development and business acquisitions might enable MedCareers to continue as a going concern.  There can be no assurance that the Company can or will be able to complete any debt or equity financing, or develop or acquire one or more business interests on terms favorable to it.  MedCareers’ financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Notes Payable – Related Parties

On October 2, 2009, the Company executed debt extinguishment agreements with related parties.  MedCareers’ short-term debt of $33,700 from a relative of the former sole director bearing interest at 4% per annum with a maturity date of January 31, 2010, and the accrued interest of $1,909 were extinguished by the related party.  A convertible promissory note of $27,500, bearing interest at 7% per annum and the accrued interest of $4,113 were also extinguished.

Advances of $2,950 from a shareholder were also extinguished on October 2, 2009.

Accordingly, the extinguishments were recorded as contributed capital.

4.	Equity

On October 2, 2009, MaryAnne McAdams, the then sole officer and Director of the Company, and David M. Loev, a majority shareholder, (collectively the “Shareholders”) entered into a stock purchase agreement with Archetype Partners, LLC, which is beneficially owned and controlled by Robert Bryan Crutchfield, who became the sole officer and Director of the Company pursuant to which the Shareholders sold Mr. Crutchfield an aggregate of 2,336,000 shares (23,360,000 shares post split)  of the Company’s common stock (representing 71.2% of the Company’s outstanding shares of common stock) (the “Shares”).  The purchase price paid by Mr. Crutchfield for the Shares was $185,000.  From the purchase price, cash of $28,493 was contributed to the Company by the Shareholders in order to pay outstanding liabilities.  Additionally, the purchase agreement provides that in the event Mr. Crutchfield or the Company effects a transaction which results in a change in control (as defined in the purchase agreement) of the Company, the Company is required to issue additional shares of common stock of the Company to the Shareholders such that each Shareholder will own a minimum of 1% of the Company’s then outstanding shares of common stock following such a transaction.

In addition to the purchase agreement, the Shareholders and Mr. Crutchfield also entered into a voting agreement on October 2, 2009, pursuant to which the Shareholders agree that for one year following the effective date of the purchase agreement, the Shareholders would vote any shares of common stock which they beneficially own and/or have voting control over (representing an aggregate of 6,640,000 shares of common stock as of the date of this filing) as requested by and/or pursuant to instructions provided by Mr. Crutchfield.

A condition to the purchase agreement was the forgiveness of $33,700 of principal and $1,909 of accrued interest owed under a revolving credit promissory note by Kevin McAdams, husband of the Company’s former sole officer and Director; and $27,500 of principal and $4,113 of accrued interest owed to the Loev Law Firm, PC, whose manager is David M. Loev, the Company’s legal counsel pursuant to a promissory note effective September 18, 2007, evidencing legal fees due and certain other accrued and unpaid legal fees of $2,950 owed to the law firm as of the date of the purchase agreement.

On December 16, 2009, the Company filed an Amendment with the State of Nevada to increase the Company’s total authorized shares of common stock to 350,000,000 shares of $0.001 par value per share.  Preferred stock authorized remains at 10,000,000 shares of $0.001 par value per share.

On January 4, 2010, MedCareers approved a 10 for 1 forward stock split on its issued and outstanding shares of common stock to the holders of record as of January 7, 2010.  As a result of the split, each holder of record automatically received nine additional shares of MedCareers’ common stock.  After the split, the number of shares of common stock issued and outstanding were 32,825,000 and 30,000,000 as of January 31, 2010 and 2009, respectively.  The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split retroactively.

In August 2008, MedCareers entered into an agreement with a transfer agent to maintain the stock ownership and transfer records.  Terms of the agreement require a cash payment of $5,000 and 50,000 shares of common stock, which shares were issued in December 2008.

In May 2008, MedCareers offered through a Confidential Private Placement, 500,000 common shares at $0.10 per Share on a “best efforts, no minimum basis”.  The Company issued 2,325,000 shares and raised $23,250 from 34 investors.

5.	INCOME TAXES

MedCareers Group, Inc. has incurred losses since inception.  Therefore, MedCareers has no federal tax liability.  Additionally there are limitations imposed by certain transactions which are deemed to be ownership changes.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward is about $130,000 at January 31, 2010 and will expire in fiscal years 2025 through 2030.  At January 31, 2010 and 2009, the deferred tax asset consisted of the following:

	2010	2009
Deferred tax asset:
Net operating loss	$44,200	$32,300
Less valuation allowance	(44,200)	(32,300)
Net deferred tax asset	$–	$–

6.	COMMITMENTS AND CONTINGENCIES

The Company may from time to time be involved with various litigation and claims that arise in the normal course of business.  As of January 31, 2010, no such matters were outstanding.

7.	SUBSEQUENT EVENTS

On February 26, 2010, MedCareers entered into an agreement to acquire the business www.medcareers.com (“Medcareers.com”).  Medcareers.com is a job posting website for medical related jobs and formerly powered the job board for WebMD (NASDAQ:WBMD).  The purchase price will be approximately $675,000 which is subject to adjustment based on the results of an audit.  The purchase will be paid in cash with traditional debt and/or seller financing with no conversion features and no dilution to Company shareholders.  The Company expects to complete the transaction during the quarter ending July 31, 2010.

On March 2, 2010, the Company entered into an agreement to acquire the business www.workabroad.com (“Workabroad.com”).  Workabroad.com is a portal for a variety of job related postings and focuses on international opportunities for job seekers who live outside of the United States.  The purchase price is $225,000; on March 8, 2010, the Company paid the required 10% down payment of $22,500.  The remaining balance of $202,500 will be payable in monthly installments of $2,248 at an interest rate of 6% per annum.  The balance of all unpaid principal and interest will be due 36 months after closing of the transaction which will occur upon the completion of the audit and execution of definitive agreements.  Effective March 12, 2010, the Company will receive all of the revenue generated from Workabroad.com and shall continue to receive all such revenue as long as timely payments are made pursuant to the agreement.

On March 4, 2010, MedCareers entered into a letter of intent to acquire the business known as StaffMD which operates www.physicianwork.com (“Physicianwork.com”).  The purchase price will be approximately $4,000,000 and three million shares of restricted Company stock, with $1,000,000 paid at closing and the balance payable from the profits generated by the business with interest at 5%.  The Company expects to complete the transaction to acquire Physicianwork.com during the quarter ending July 31, 2010.  The Company expects to have debt financing available for the closing cash requirement.  Physicianwork.com is an online job board servicing the physician community and has been in business for ten years.

On May 10, 2010, the Company entered into a letter of intent to acquire a nurse staffing company for an aggregate of $500,000, of which total cash required for closing would be $250,000, with the remaining payments due over the following 48 months.  The consideration due to the seller would also include quarterly bonuses based on the performance of the acquired assets.  The formal closing of the transaction is anticipated to occur by May 31, 2010.  The Company expects to have debt financing available for the closing cash requirement and between the debt financing and the revenue generated from the acquired business, the Company believes that there will be sufficient cash available to make the required monthly payments.

On May 11, 2010, the Company secured a commitment for $300,000 of debt financing pursuant to a Promissory Note.  The loan accrues interest at 10% per annum, payable quarterly starting August 1, 2010 and has a maturity date of May 31, 2011.  The Company has the right to extend the loan for six months by paying a $10,000 extension fee prior to its maturity.  A total of $50,000 of the financing is earmarked for working capital and was released to the Company on or around May 14, 2010, the remaining $250,000 is earmarked for acquisitions and will be released only in connection with an acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s evaluation of disclosure controls and procedures

An evaluation was conducted under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of year end. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the year ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "evaluation"), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and were operating at the reasonable assurance level.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rules 13a-15(f) promulgated under the Exchange Act.  The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of year-end, our internal control over financial reporting is not effective due to lack of segregation of duties.

This Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this report.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of our Director and executive officers.

Name	Age	Position
Robert Bryan Crutchfield	42	Chief Executive Officer, President, Secretary and Director
Charles John Dean	46	Vice President, Chief Financial Officer and Treasurer

Robert Bryan Crutchfield

Mr. Crutchfield has served as the Company’s Chief Executive Officer, President, Secretary and Director since October 2009.  Mr. Crutchfield has served as the founder and Principal of Archetype Partners LLC, a Georgia limited liability company, since January 2009, which provides advisory services to middle-market and emerging growth companies in accessing private capital markets for equity and debt-related financing.  From October 2007 to December 2008, Mr. Crutchfield served as Vice President of Knight Equity Markets-Direct Trading Institutional, where he was responsible for electronic trading execution products.  From August 2005 to September 2007, Mr. Crutchfield served as Senior Vice President of Emerging Growth Equities, where he distributed research as an institutional sales person.  From July 2003 to July 2004, Mr. Crutchfield was a Sales Trader with Pan American Financial-Halpern Capital, where he managed trading and execution strategies for various hedge funds.  From November 2001 to October 2002, Mr. Crutchfield was employed by The Griswold Company-Pulse Trading as an Execution Trader, where he managed teams of direct access traders on the floor of the NYSE and through over-the-counter execution.  From July 2001 to October 2001, Mr. Crutchfield served as a Sales Trader with H.C. Wainright-Kevin Dann & Partners.  From March 1999 to March 2000, Mr. Crutchfield was employed as a Proprietary Trader with First New York Securities/Electronic Trading Group.  From January 1996 to February 1997, Mr. Crutchfield served as a Sales Trader with Southcoast Capital Corp/Johnson Rice LLC.  Mr. Crutchfield has also served in various other sales and/or trading capacities with various other firms during the past 15 years.

Mr. Crutchfield obtained his Bachelors Degree in Communications in 1990 from the University of Georgia.  He also has his Series 7, 63 and 55 certifications with the Financial Industry Regulatory Authority (FINRA).

Charles John Dean

Since January 2010, Mr. Dean has served as our Chief Financial Officer and Treasurer. Mr. Dean has been self employed as an independent accounting contractor since November 2008.  On August 12, 2009, Mr. Dean was appointed as Chief Restructuring Officer of Travelworm, Inc., which filed for Chapter 11 Bankruptcy on August 13, 2009, and which proceeding is ongoing.  From July 2008 to November 2008, Mr. Dean was employed as an accountant with nPorta, Inc., a travel services company.  From August 2006 to June 2008, Mr. Dean served as controller of One Travel Holdings/Travelogix, a travel services company.  From July 2006 to May 2007, Mr. Dean served as the co-founder and president of Primer Health, LLC, a physician staffing business.  From January 2001 to April 2006, Mr. Dean served as controller and vice president of finance of JC Nationwide, Inc.  From March 2000 to January 2001, Mr. Dean served as controller to Medcareers, Inc., a company not affiliated with the Company.  From October 1995 to March 2000, Mr. Dean served as Director of Financial Reporting for HealthPrime, Inc., a skilled nursing facility owner / operator.

Mr. Dean received his bachelor’s degree from the University of South Carolina in Accounting in 1986, and his master’s degree in accounting in 1987 from the University of North Carolina.  Mr. Dean is a certified public accountant licensed in Georgia, and is a member of the American Institute of Certified Public Accountants.

---------------------

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

Involvement In Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any Director or executive officer, of the Company during the past five years, other than as provided above.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table:

Name and principal position (a)	Year Ended January 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation* ($) (i)	Total ($)(1) (j)

Robert Bryan Crutchfield	2010	-	-	-	-	-	-	-	-
CEO, President, Secretary and Director (2)

MaryAnne McAdams	2010	-	-	-	-	-	-	-	-
Former CEO, President,	2009	-	-	-	-	-	-	-	-
Secretary, Treasurer
and Director (2)

Charles John Dean Chief Financial Officer and Treasurer (2)	2010	-	-	-	-	-	-	-	-

* Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. Other than the individuals listed above, we had no executive employees or Directors during the years listed above.

(1) No Executive Officer received any bonus, restricted stock awards, options, non-equity incentive plan compensation, nonqualified deferred compensation earnings or any other material compensation since the Company was incorporated, and no salaries are being accrued.

(2) Ms. McAdams resigned as the Company’s Chief Executive Officer, President, Secretary, Treasurer and Director on October 2, 2009, and Robert Bryan Crutchfield was appointed as the sole Director, Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer of the Company on that same date.  On January 13, 2010, Charles John Dean was appointed as the Vice President, Chief Financial Officer and Treasurer of the Company.

COMPENSATION DISCUSSION AND ANALYSIS

Director Compensation

Our Board of Directors, currently consisting solely of Robert Bryan Crutchfield, does not currently receive any consideration for his services as a Director of the Company.  The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors, consisting solely of Mr. Crutchfield, determines the compensation given to our executive officer, Mr. Crutchfield, in his sole determination. As our executive officer currently draws no compensation from us, we do not currently have any executive compensation program in place. Although we have not to date, our Board of Directors also reserves the right to pay our executives a salary, and/or to issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of May 1, 2010 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 32,825,000 shares outstanding as of May 1, 2010 (which number does not include the 1,200,000 shares which we have agreed to issue to PHP as described above, which have not been physically issued to date), (ii) each of our Directors, (iii) each named executive officer and (iv) all Directors and officers as a group.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned (1)
Robert Bryan Crutchfield, CEO, President, Secretary and Director Five Concourse Parkway Suite 2925 Atlanta, GA 30328 (2)(3)	26,100,000	79.5%
Charles John Dean Vice President, Chief Financial Officer and Treasurer Five Concourse Parkway Suite 2925 Atlanta, GA 30328	200,000	0.6%
MaryAnne McAdams 201 Creekvista Dr. Holly Springs, NC 27540 (3)	3,320,000	10.1%
David M. Loev 6300 West Loop South, Suite 280, Bellaire, Texas 77401 (3)	3,320,000	10.1%
All Officers and Directors as a Group (2 persons)	26,300,000	80.1%

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

(2) Robert Bryan Crutchfield’s shares include 19,460,000 shares of common stock held by Archetype Partners, LLC (“Archetype”) which is controlled by Mr. Crutchfield, the Company’s President and Director, who is deemed to beneficially own the shares held by Archetype.

(3) Mr. Crutchfield’s ownership includes 6,640,000 shares of the Company’s common stock which Archetype is able to vote as a result of a Voting Agreement entered into on or around October 2, 2009, by and between Archetype, the Company’s former sole officer and Director, MaryAnne McAdams and David M. Loev (the “Shareholders”), pursuant to which the Shareholders agreed that for one year following the effective date of the Purchase Agreement (described above under “Item 1. Business”), the Shareholders would vote any shares of common stock which they beneficially own and/or have voting control over (representing an aggregate of 6,640,000 shares of common stock, 3,320,000 shares of common stock each) as requested by and/or pursuant to instructions provided by Archetype.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 12, 2007, the Company entered into a Revolving Credit Promissory Note with Kevin McAdams, the husband of the Company’s former Chief Executive Officer MaryAnne McAdams (the “Note”).  The Note provided us with a $25,000 line of credit.  The Note was subsequently amended by an Amended Revolving Credit Promissory Note entered into on or around March 18, 2009, which increased the amount available under the Note to $37,500.   The Note has an interest rate of 4% per annum.

On March 11, 2008, with an effective date of September 18, 2007, the Company entered into a Convertible Promissory Note (the “Convertible Note”), with David M. Loev, the Company’s attorney and a former significant shareholder and “control person” of the Company.  The Convertible Note evidenced amounts owed to Mr. Loev pursuant to the engagement agreement entered into between the Company and Mr. Loev on September 18, 2007.  Pursuant to the engagement agreement, Mr. Loev received $5,000 upon the parties’ entry into the engagement agreement, and an aggregate of 15,000,000 shares of the Company’s common stock, which amount of cash and shares have been paid to date, and an additional $30,000 in the form of the Convertible Note.  The engagement agreement provided for Mr. Loev to perform various legal services on the Company’s behalf including the preparation of articles of incorporation, bylaws, organizational minutes, the Private Placement Memorandum and related documents, a Registration Statement to register the shares sold through the Private Placement Memorandum and amendments thereto, and various services in connection with responding to NASD comments in connection with a proposed 15c2-11 filing, as well as corporate/securities matters requested by the Company.

The Convertible Note accrued interest at the rate of seven percent (7%) per annum until paid in full and any past due amounts accrued interest at the rate of fifteen percent (15%) per annum.  A total of $2,500 of the amount due under the $30,000 Convertible Note was due five days after the end of the Private Placement Memorandum offering, which was paid previously, and the remaining amount of the Note was due on October 31, 2008. On November 19, 2008, the Company entered into an Amended and Restated Convertible Promissory Note with Mr. Loev that replaced and superseded the original Convertible Note.  The amended Convertible Note extended the date the note was due and payable to April 30, 2009.   In April 2009, the Company entered into a Second Amended and Restated Convertible Promissory Note with Mr. Loev that replaced and superseded the Amended and Restated Convertible Note.  The Second Amended and Restated Convertible Note extended the date the note was due and payable to October 31, 2009.   If not paid by the maturity date, any accrued and unpaid principal then outstanding under the amended Convertible Note could be converted into shares of the Company’s common stock at the rate of one share of common stock for each $0.10 owed under the Convertible Note.

In July 2008, the Company entered into a verbal agreement with EM Corporation (“EM”), pursuant to which the Company agreed to handle all aspects of EM’s travel planning.   Eddie Morgan, a principal of EM, is the father of MaryAnne McAdams, our former sole officer and Director.

On or around October 2, 2009, MaryAnne McAdams, the then sole officer and Director of the Company and David M. Loev (collectively the “Shareholders”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Archetype Partners LLC, which is beneficially owned and controlled by Robert Bryan Crutchfield, who became the Chief Executive Officer and Director of the Company due to the transactions described below (the “Purchaser”), pursuant to which the Shareholders sold the Purchaser an aggregate of 23,360,000 shares of the Company’s common stock (representing 71.2% of the Company’s then outstanding shares of common stock)(the “Shares”).  The purchase price paid by the Purchaser for the Shares was $185,000, of which $100,000 was payable at the closing of the Purchase Agreement (the “Closing Payment”) and $85,000 which was payable within 45 days of the Closing (which amount has been paid to date).  Additionally, the Purchase Agreement provides that in the event the Purchaser or the Company affects a transaction including, but not limited to, a Share Exchange Agreement, Stock Purchase Agreement or similar agreement which results in a Change in Control (as defined in the Purchase Agreement) of the Company, the Purchaser is required to issue additional shares of common stock of the Company to the Shareholders such that each Shareholder will own a minimum of 1% of the Company’s then outstanding shares of common stock following such transaction.

In addition to the Purchase Agreement, the Shareholders and the Purchaser also entered into a Voting Agreement on or around October 2, 2009, pursuant to which the Shareholders agreed that for one year following the effective date of the Purchase Agreement, the Shareholders would vote any shares of common stock which they beneficially own and/or have voting control over (representing an aggregate of 6,640,000 shares of common stock as of the date of this filing) as requested by and/or pursuant to instructions provided by Purchaser.  The Voting Agreement also provides that if the Purchase shall fail to pay the Additional Payment when due or shall otherwise breach the Purchase Agreement, subject to the required notice and cure provisions of the Voting Agreement, that the Voting Agreement shall terminate and be of no force or effect.

A condition to the Purchase Agreement was the forgiveness by Kevin McAdams, the former sole officer and Director’s husband of the approximately $33,700 of principal and $1,910 of accrued interest which he was owed pursuant to the Note (as amended from time to time the “Credit Agreement”); and the $27,500 of principal and $4,113 of accrued interest owed to The Loev Law Firm, PC, whose manager is David M. Loev, the Company’s legal counsel (the “Law Firm”) pursuant to the Convertible Note and certain other accrued and unpaid legal fees owing to the Law Firm as of the date of the Purchase Agreement (collectively the Credit Agreement, Convertible Note and accrued and unpaid legal fees, defined herein as the “Debts”).

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

On or around December 4, 2009, Archetype Partners LLC (“Archetype”), which is our largest shareholder and is controlled by Robert Bryan Crutchfield, our Chief Executive Officer and Director, purchased 500,000 shares of common stock (50,000 pre-Stock Split) from our transfer agent.

In January 2009, Robert Bryan Crutchfield, the sole Director and beneficial owner (through his control of Archetype) of the Company gifted an aggregate of 4,400,000 shares of the Company’s post-Stock Split (440,000 pre-Stock Split) shares of common stock which Archetype held to eleven individuals, including the gift of 200,000 shares (20,000 pre-Stock Split) of common stock to Charles John Dean, who subsequently became our Vice President, Chief Financial Officer and Treasurer, and which shares were not gifted to Mr. Dean in connection with his services to the Company.

On January 13, 2010, the Board of Directors appointed Charles John Dean as the Vice President, Chief Financial Officer and Treasurer of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the fiscal years ended January 31, 2010 and 2009, for professional services rendered by our independent principal accountants, GBH CPAs, PC, for the audit of our annual financial statements as included in our Annual Report on Form 10-K and Registration Statements on Form S-1, and the review of the financial statements included in our Registration Statement and Quarterly Reports on Form 10-Q, as well as services provided in connection with statutory and regulatory filings or engagements for those fiscal years were $21,200 and $17,920, respectively.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(5)	Certificate of Amendment to Articles of Incorporation

Exhibit 3.3(5)	Certificate of Correction to Certificate of Amendment to Articles of Incorporation

Exhibit 3.2(1)	Bylaws

Exhibit 10.1(1)	Revolving Credit Promissory Note with Kevin McAdams (December 12, 2007)
Exhibit 10.2(1) Exhibit 10.3(2)	Convertible Promissory Note with David M. Loev (March 11, 2008) Amended Convertible Promissory Note with David M. Loev

Exhibit 10.4(3)	Amended Revolving Credit Promissory Note with Kevin McAdams

Exhibit 10.5(3)	Second Amended Convertible Promissory Note with David M. Loev

Exhibit 10.6(4)	Stock Purchase Agreement

Exhibit 10.7(4)	Voting Agreement

Exhibit 10.8(4)	Debt Extinguishment Agreement (Kevin McAdams)

Exhibit 10.9(4)	Debt Extinguishment Agreement (David M. Loev)

Exhibit 10.10(6)	Agreement with Premier Healthcare Professionals, Inc.

Exhibit 10.11*	Promissory Note

Exhibit 31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certificate of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5) Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2010, and incorporated herein by reference.

(6) Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on May 7, 2010, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 14, 2010	By: /s/ Robert Bryan Crutchfield
Robert Bryan Crutchfield
Chief Executive Officer (Principal Executive Officer), President, Secretary and Director

DATED: May 14, 2010	By: /s/ Charles John Dean
Charles John Dean
Vice President, Chief Financial Officer (Principal Financial Officer/Principal Accounting Officer) and Treasurer