Form 10-Q
period 2010-04-30
MEDCAREERS GROUP, Inc.
filed 2010-06-21
CIK 1438901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

At June 18, 2010, there were 32,825,000 shares of the Issuer's common stock outstanding, which number does not include 1,200,000 shares of common stock which the Issuer has agreed to issue, but which have not been physically issued to date (as described in greater detail below under “Recent Sales of Unregistered Securities”.)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MedCareers Group, Inc. (Formerly RX Scripted, Inc.)
(A Development Stage Company)
Balance Sheets
(Unaudited)

	April 30, 2010	January 31, 2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$580	$627
Prepaid expenses	25,000	-

TOTAL ASSETS	$25,580	$627

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$13,465	$5,830
Accounts payable and accrued expenses - related party	6,144	8,945
Advances from related parties	51,606	300
Total Current Liabilities	71,215	15,075

Note payable	25,000	-

TOTAL LIABILITIES	96,215	15,075

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value: 10,000,000 authorized, none outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 32,825,000 and 32,825,000 issued and outstanding, respectively	32,825	32,825
Additional paid-in capital	97,089	97,089
Deficit accumulated during development stage	(200,550)	(144,362)

TOTAL STOCKHOLDERS' DEFICIT	(70,635)	(14,448)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25,580	$627

See notes to financial statements.

MedCareers Group, Inc. (Formerly RX Scripted, Inc.)
(A Development Stage Company)
Statements of Operations
For the Three Months Ended April 30, 2010, and 2009,
and December 30, 2004 (Inception) to April 30, 20010
(Unaudited)

	Three Months Ended April 30,		Inception to April 30,
	2010	2009	2010
REVENUES
Services	$-	$250	$29,867

EXPENSES
Selling, general and administrative	55,860	7,481	223,938
	55,860	7,481	223,938

LOSS FROM OPERATIONS	(55,860)	(7,231)	(194,071)

OTHER EXPENSES
Interest expense	327	765	6,479

NET LOSS	$(56,187)	$(7,996)	$(200,550)

NET LOSS PER SHARE – Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	32,825,000	32,825,000

See notes to financial statements.

MedCareers Group, Inc. (Formerly RX Scripted, Inc.)
(A Development Stage Company)
Statements of Cash Flows
For the Three Months Ended April 30, 20010 and 2009
and For the Period December 30, 2004 (Inception) through April 30, 20010
(Unaudited)

	Three Months Ended April 30,		Inception through April 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(56,187)	$(7,996)	$(200,550)
Adjustments to reconcile net loss to net
cash from operating activities:
Share-based compensation	-	-	7,000
Changes in operating assets and liabilities:
Accounts receivable	-	(250)	( )
Prepaid and other assets	-	-	30,000
Accounts payable and accrued expenses	7,635	(205)	14,362
Accounts payable and accrued expenses – related party	(2,801)	3,255	11,269
NET CASH USED IN OPERATING ACTIVITIES	(51,353)	(5,196)	(137,919)

CASH FLOWS FROM INVESTING ACTIVITIES
Down payment on acquisition	(25,000)	-	(25,000)
CASH USED IN INVESTING ACTIVITIES	(25,000)	-	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of member units	-	-	1,000
Proceeds from sale of common stock	-	-	23,250
Contributions of capital from shareholders	-	-	28,493
Proceeds from shareholder loans and advances	51,306	-	54,556
Proceeds from note payable – related party	-	5,200	33,700
Procceds from note payable	25,000	-	25,000
Payments of note payable - related party	-	-	(2,500)
NET CASH PROVIDED BY FINANCING ACTIVITIES	76,306	5,200	163,499

NET INCREASE (DECREASE) IN CASH	(47)	(4)	580
CASH AT BEGINNING OF PERIOD	627	224	-
CASH AT END OF PERIOD	$580	$228	$580

SUPPLEMENTAL DISCLOSURES
CASH PAID FOR:
Interest	$-	$-	$110
Income taxes	-	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Recapitalization	$-	$-	$1,000
Extinguishment of related party debt	-	-	70,172
Issuance of note payable to related party for prepaid legal fees	-	-	30,000

See notes to financial statements.

MedCareers Group, Inc.
(Formerly RX Scripted, Inc.)
 (A Development Stage Company)
Notes to Financial Statements

1.	Organization and Significant Accounting Policies

Organization – MedCareers Group, Inc. (formerly RX Scripted, Inc) was formed on December 30, 2004 as a North Carolina limited liability company and converted to a Delaware C Corporation as RX Scripted, Inc. on December 5, 2007.  On December 16, 2009, an amendment was filed with the State of Nevada to change the name to “MedCareers Group, Inc.” (the “Company” or “MedCareers”).  The Company was formed as an event planning consulting company to plan and execute medical meetings and educational programs for nurses, physicians, pharmacists and other health care professionals.  Moving forward, we plan to discontinue the event planning and consulting operations and move to healthcare job related websites and staffing services.

Basis of Presentation – The accompanying unaudited interim financial statements of MedCareers Group, Inc.. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in MedCareers Group, Inc.’s  Annual Financial Statements filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with original maturities of three months or less from time of purchase to be cash equivalents. As of April 30, 2010, the Company had no cash equivalents.

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

The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable approximate fair value due to the short-term nature or maturity of the instruments.

Net Loss Per Share – Basic earnings (loss) per share equals net income (loss) divided by weighted average shares outstanding during the year.  Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  As of April 30, 2010 and 2009, MedCareers did not have any outstanding contingently issuable shares.

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

Recent Accounting Pronouncements - Recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material effect on our financial position or results from operations.

2.             Going Concern

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through April 30, 2010 of $200,550 and has a working capital deficit at April 30, 2010 of $45,635.

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

3.            Advances From – Related Parties

MedCareers Group, Inc. has advances from its President and primary shareholder of $51,606 and $300 at April 30, 2010 and January 31, 2010, respectively.  These advances are due on demand and bear interest at the rate of 2% per annum.  The Company accrued $109 in interest expense for the three month period ended April 30, 2010.

4.            Note Payable

On March 8, 2010, MedCareers Group, Inc. received financing of $25,000 for the down payment on a pending acquisition described below.  This third-party note accrues interest at 6% per annum and is payable on March 8, 2014.  The Cmpany accrued $218 in interest expense for the three month period ended April 30, 2010.

5.            COMITTMENTS AND CONTINGENCIES

On February 26, 2010, MedCareers entered into an agreement to acquire the business www.medcareers.com (“Medcareers.com”).  Medcareers.com is a job posting website for medical related jobs and formerly powered the job board for WebMD (NASDAQ:WBMD).  The purchase price will be approximately $675,000 which is subject to adjustment based on the results of an audit.  The purchase is expected to be paid in cash with traditional debt and/or seller financing with no conversion features and no dilution to Company shareholders.  The Company expects to complete the transaction during the quarter ending July 31, 2010.

On March 2, 2010, the Company entered into an agreement to acquire the business www.workabroad.com (“Workabroad.com”).  Workabroad.com is a portal for a variety of job related postings and focuses on international opportunities for job seekers who live outside of the United States.  The purchase price is $225,000; on March 8, 2010, the Company paid the required 10% down payment of $22,500.  The remaining balance of $202,500 will be payable in monthly installments of $2,248 at an interest rate of 6% per annum beginning after closing the acquisition.  The balance of all unpaid principal and interest will be due 36 months after closing of the transaction which will occur upon the completion of the audit and execution of definitive agreements.  Effective March 12, 2010, the Company will receive all of the revenue generated from Workabroad.com and shall continue to receive all such revenue as long as timely payments are made pursuant to the agreement.  The Company expects to close this transaction during the quarter ending July 31, 2010.

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

6.            SUBSEQUENT EVENTS

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

In connection with the PHP Agreement, the Company agreed to issue PHP 1,200,000 shares of the Company’s common stock (the “PHP Shares”), which are subject to a restriction on resale which is to be lifted upon any of the following events occurring, including in connection with 300,000 shares of common stock at such time as our staffing division generates revenues of $10 million in any one year, if ever; and lifted in connection with 300,000 shares of common stock at such time as our staffing division generates revenues of $15 million in any one year, if ever. The restriction on resale will also be lifted as to 600,000 shares of common stock when our earnings before interest, taxes, depreciation and amortization (“EBITDA”) from the staffing division is at least $2 million in any twelve month period, if ever. Finally, the restriction on resale of 200,000 shares shall be lifted upon the closing of our first acquisition of an entity operating in the staffing industry.

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

On May 11, 2010, the Company secured a commitment for $300,000 of debt financing pursuant to a promissory note.  The loan accrues interest at 10% per annum, payable quarterly starting August 1, 2010 and has a maturity date of May 31, 2011.  The Company has the right to extend the loan for six months by paying a $10,000 extension fee prior to its maturity.  A total of $50,000 of the financing is earmarked for working capital and was released to the Company in May 2010, the remaining $250,000 is earmarked for acquisitions and will be released only in connection with an acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO APRIL 30, 2010. AS USED HEREIN, THE "COMPANY," “MEDCAREERS,” "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO MEDCAREERS GROUP, INC.

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

On January 13, 2010, the Board of Directors appointed Charles John Dean as the Vice President, Chief Financial Officer and Treasurer of the Company.

Medcareers.com Purchase

On or around February 26, 2010, the Company entered into an agreement to acquire the business www.medcareers.com (“Medcareers.com” and the “Purchase”).  The purchase price will be approximately $675,000, which is subject to adjustment based on the results of the audit which is expected to be paid in cash with traditional debt financing and/or seller financing with no conversion features and no dilution to Company shareholders.

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

Workabroad.com Purchase

On or around March 2, 2010, the Company entered into an agreement to acquire the business www.workabroad.com (“Workabroad.com” and the “Workabroad Purchase”).  The purchase price of the Workabroad Purchase was $225,000.  On March 8, 2010, the Company paid the required 10% down payment (equal to $22,500) on the purchase price to Steve Ellsberg (the “Seller”).  The remaining balance due ($202,500) pursuant to the Workabroad Purchase will be payable at a rate of $2,248 per month, based on a 10 year amortizing loan with interest at 6% with a balloon payment of all unpaid principal and interest due 36 months after closing (the “Loan”).  The Company has made the first monthly payment subsequent to the initial $22,500.00 payment.  The Company borrowed $25,000 from a third party at six percent interest which is payable in four years, which was used to make the down payment.

As the transaction with Workabroad.com has not closed, the Company has shown the down payment to the Seller as a pre-paid item and not recorded revenue from its operations in the attached financial statements.

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

In connection with the PHP Agreement, the Company agreed to issue PHP 1,200,000 shares of the Company’s common stock (the “PHP Shares”), which are subject to a restriction on resale which is to be lifted upon any of the following events occurring, including in connection with 300,000 shares of common stock at such time as our staffing division generates revenues of $10 million in any one year, if ever; and lifted in connection with 300,000 shares of common stock at such time as our staffing division generates revenues of $15 million in any one year, if ever. The restriction on resale will also be lifted as to 600,000 shares of common stock when our earnings before interest, taxes, depreciation and amortization (“EBITDA”) from the staffing division is at least $2 million in any twelve month period, if ever. Finally, the restriction on resale of 200,000 shares shall be lifted upon the closing of our first acquisition of an entity operating in the staffing industry.

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

The formal closing of the transaction is anticipated to occur by July 31, 2010.  The Company expects to have debt financing available for the closing cash requirement and between the debt financing and the revenue generated from the acquired business, the Company believes that there will be sufficient cash available to make the required monthly payments.

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

During the period covered by this Report and prior to receipt of the aforementioned $50,000 of financing, the Company’s current President and Chief Executive Officer extended advances on behalf of the Company in payment of certain expenses.  These advances are repayable upon demand and accrue interest at the rate of 2% per annum.  As of April 30, 2010, the amount outstanding under these advances was $51,606 and interest expense recorded for the quarter was $108.
----------------------------

The Company expects to discontinue the original business operated by our former Chief Executive Officer MaryAnne McAdams.  That business has not generated significant revenues and the Company does not anticipate this past and current course changing.  The Company’s change of business focus which is being directed by the acquisitions described above will be from event planning and consulting activities to healthcare job related websites and staffing services.  The Company may enter into other aspects of healthcare related businesses in the future, but does not anticipate continuing the event planning business.

Other than the financing commitment described above, we have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and loans from our shareholders.

In connection with our business plan, management will try to delay additional increases in operating expenses and capital expenditures. We will need to raise additional capital and revenues to meet both short-term and long-term operating requirements as the $50,000 available for working capital will not fund ongoing operations.

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

Business Operations

The Company had historically been an event planning consulting company engaged in the planning and execution of medical meetings and educational programs for nurses, physicians, pharmacists and other healthcare professionals.  Moving forward, we plan to discontinue the event planning and consulting operations and move to healthcare job related websites and staffing services.  The description of our event planning and consulting services below represents the activities that we conducted during the quarter ended April 30, 2009 and the years prior to January 31, 2010.  Moving forward, we plan to focus substantially all of our resources on healthcare related job board websites and related staffing services, including the pending acquisitions of Medcareers.com, Workabroad.com and Physicianwork.com, as described above, and a nurse staffing business, also described above, assuming such pending acquisitions close, and plan to disclose such operations and the risks associated therewith in our next quarterly report on Form 10-Q for the period ending July 31, 2010, which will include results of operations from our Workabroad.com acquisition which we are operating during such period.

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

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

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

Existing working capital, further loan advances and possible debt instruments, warrant exercises, further private placements, and anticipated cash flow are being considered.  On May 11, 2010, we secured a commitment for $300,000 of debt financing.  We have no other formal lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and loans from our shareholders.

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

Critical Accounting Policies:

Our discussion and analysis of our financial condition and results of operations is based upon our audited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

COMPARISON OF OPERATING RESULTS

FOR THE THREE MONTHS ENDED APRIL 30, 2010, COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2009

We had no revenues for the three months ended April 30, 2010, compared to $250 for the three months ended April 30, 2009.   We expect to have nominal to no operating revenues until such time as we are able to close one or more of the aforementioned transactions.

We had selling, general and administrative expenses of $55,860 for the three months ended April 30, 2010, compared to selling, general and administrative expenses of $7,481 for the three months ended April 30, 2009, an increase in selling, general and administrative expenses of $48,379 or 647% from the prior period.  The increase in selling, general and administrative expenses was mainly due to an increase in legal, accounting  and public relation related fees and expenses relating to the disclosure of the pending acquisition transactions described above during the three months ended April 30, 2010, which expenses were not represented during the three months ended April 30, 2009.

We had other expenses, consisting solely of interest expense, for the three months ended April 30, 2010 of $327, compared to other expenses for the three months ended April 30, 2009 of $765, a decrease in other expenses of $438 or 57% from the prior period. The decrease in other expenses is due to the payoff of prior advances in connection with the change in control that occurred in October 2009 net of additional interest expense incurred from new advances from stockholders and the borrowing associated with the Workabroad.com down payment, described above, during the three months ended April 30, 2010.

We had a net loss of $56,187 for the three months ended April 30, 2010, compared to a net loss of $7,996 for the three months ended April 30, 2009, an increase in net loss of $48,191 or 603% from the prior period. The increase in net loss was mainly attributable to the increase in selling, general and administrative expenses for the three months ended April 30, 2010, compared to the three months ended April 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $25,580 as of April 30, 2010, which included current assets of cash and cash equivalents of $580 and $25,000 of pre-paid expenses related to the purchase of Workabroad.com (as described above).

We had total liabilities of $96,215 as of April 30, 2010, which consisted of current liabilities of $71,215, which included $13,465 of accounts payable and accrued expenses, $6,144 of accounts payable and accrued expenses – related party, and $51,606 of advances from related parties, and long-term liabilities of $25,000 related to our note payable in connection with the May 11, 2010 funding described below.

We had negative working capital of $45,635 and a total deficit accumulated during the development stage of $200,550 as of April 30, 2010.

We had net cash used in operating activities of $51,353 for the three months ended April 30, 2010, which was due to $56,187 of net loss and $2,801 of accounts payable and accrued expenses – related party, partially offset by $7,635 of accounts payable and accrued expenses.

We had $25,000 of net cash used in investing activities, representing the down payment on the Workabroad.com acquisition which was paid during the three months ended April 30, 2010.

We had $76,306 of net cash provided by financing activities for the three months ended April 30, 2010, which was due to $51,306 of shareholder advances and $25,000 in proceeds related to borrowings provided in connection with the pending Workabroad.com acquisition as described below.

On December 12, 2007, we entered into a Revolving Credit Promissory Note with Kevin McAdams, the husband of our former Chief Executive Officer, MaryAnne McAdams (the “Note”).  The Note provided us with a $25,000 line of credit.  The Note was subsequently amended by an Amended Revolving Credit Promissory Note, which accrued interest at the rate of 4% per annum, entered into on or around March 18, 2009, which increased the amount available under the Note to $37,500.  A total of $25,500 had been borrowed pursuant to the Note as of January 31, 2009 and a total of $33,700 had been borrowed as July 31, 2009.  On or around October 2, 2009, and in connection with the Purchase Agreement, described above, Mr. McAdams forgave the entire amount of the Note.

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

The Convertible Note accrued interest at the rate of seven percent (7%) per annum until paid in full and any past due amounts bear interest at the rate of fifteen percent (15%) per annum.  A total of $2,500 of the amount due under the $30,000 Convertible Note was due five days after the end of the Private Placement Memorandum offering, which amount has been paid to date, and the remaining amount of the Note was due on October 31, 2008. On November 19, 2008, we entered into an Amended and Restated Convertible Promissory Note with Mr. Loev that replaced and superseded the original Convertible Note.  The amended Convertible Note extended the date the note was due and payable to April 30, 2009.   In April 2009, we entered into a Second Amended and Restated Convertible Promissory Note with Mr. Loev that replaced and superseded the Amended and Restated Convertible Note.  The Second Amended and Restated Convertible Note extended the date the note was due and payable to October 31, 2009.  On or around October 2, 2009, and in connection with the Purchase Agreement, described above, Mr. Loev forgave the entire amount of the Convertible Note.

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

We do not currently have any additional formal commitments or identified sources of additional capital from third parties or from our officers, Director or majority shareholders. We can provide no assurance that additional financing will be available on favorable terms, if at all. If we are not able to raise the capital necessary to continue our business operations, we may be forced to abandon or curtail our business plan and/or suspend our exploration activities.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures are once again effective.  Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal years ended January 31, 2010 and 2009, our Quarterly Report for the quarter ended April 30, 2009, Quarterly Report for the quarter ended July 31, 2009, Quarterly Report for the quarter ended October 31, 2009, and this Quarterly Report for the quarter ended April 30, 2010, fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

WE REQUIRE ADDITIONAL CAPITAL IN ORDER TO TAKE THE NECESSARY STEPS TO GROW OUR BUSINESS.

Currently, the Company does not have available funds to develop the marketing and advertising materials or fund other operating and general and administrative expenses necessary to grow its business, nor does the Company have available funding necessary to complete the acquisitions of Medcareers.com, Workabroad.com and Physicianwork.com, as described above.  Further, the Company does not have the funds available to hire independent contractors.  If we cannot secure additional financing, our growth and operations could be impaired by limitations on our access to capital. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to conduct our business operations and pursue our expansion strategy.  As of the date of this report, we have only limited operations, and did not generate any significant revenues during the years ended January 31, 2010 or 2009.  For the quarter ended April 30, 2010, we did not generate any revenue. In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan, which could cause any securities in the Company to be worthless.

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

WE HAVE HISTORICALLY GENERATED LIMITED REVENUES AND HAVE GENERATED ONLY NOMINAL REVENUES FOR A PERIOD OF OVER TWO YEARS

We did not generate any revenues for the year ended January 31, 2008.  For the years ended January 31, 2010 and 2009, we generated only nominal revenues of $250 and $100, respectively.   For the quarter ended April 30, 2010, we did not generate any revenue.  Furthermore, we anticipate our expenses increasing in the future.  We do not currently generate significant revenues and have only limited operations.  We can make no assurances that we will be able to generate any revenues in the future, that we will have sufficient funding to support our operations and pay our expenses.  In the event we are unable to generate revenues and/or support our operations, we will be forced to curtail and/or abandon our current business plan and any investment in the Company could become worthless.

WE ARE CURRENTLY ACTIVELY PURSUING ACQUISITION AND/OR MERGER OPPORTUNITIES AND MAY CHOOSE TO ENTER INTO ADDITIONAL MERGER AND/OR ACQUISITION TRANSACTIONS IN THE FUTURE.

We have been actively looking for acquisition or merger opportunities that will enhance our value and growth prospects, and have entered into several pending acquisition transactions as of the date of this report, including the pending acquisitions of Medcareers.com, Workabroad.com and Physicianwork.com, as described above.  As a result, in the future, we may enter into additional merger and/or acquisitions with separate companies, which may result in our majority shareholders changing and new shares of common or preferred stock being issued, resulting in substantial dilution to our then current shareholders. As a result, if there were new majority shareholders, they will likely change the composition of our Board of Directors and replace our current management. The new management will likely change our business focus and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do consummate any of our pending acquisitions and/or enter into additional merger or acquisitions, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. We have not completed any mergers or acquisitions as of the date of this filing.

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

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company”; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for the prior one year period; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company.”  Because none of our securities can be sold pursuant to Rule 144, until at least a year after we cease to be a “shell company”, any securities you purchase in an offering or that we issue to consultants, employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission, an exemption for sales can be relied upon other than Rule 144 and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.  As a result, you may never be able to sell shares you purchase in the Company, and it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  Our status as a “shell company” could prevent us from raising additional funds, engaging consultants, using our securities to pay for any acquisitions, which could cause the value of our securities, if any, to decline in value or become worthless.   Furthermore, as we may not ever cease to be a “shell company,” investors who purchase restricted shares may be forced to hold such securities indefinitely.

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

Archetype Partners LLC (“Archetype”), which is beneficially owned and controlled by our Chief Executive Officer and Director, Robert Bryan Crutchfield has voting control of 26,100,000 shares of the Company’s common stock (representing approximately 79.5% of the Company’s outstanding shares of common stock), which includes 6,640,000 shares of the Company’s common stock which Archetype has voting control over.  Therefore, Mr. Crutchfield can currently exercise majority voting control in determining the outcome of all corporate transactions or other matters, including the election and removal of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Crutchfield as a Director of the Company, which will mean he will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

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

OUR LOSSES RAISE DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We had cumulative operating losses through April 30, 2010 of $200,550 and had a working capital deficit at April 30, 2010 of $45,635.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or obtain profitable operations. As such, there is substantial doubt as to our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

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

Because our Directors are not independent directors, we do not currently have independent audit or compensation committees. As a result, our Directors have the ability to, among other things; determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(5)	Certificate of Amendment to Articles of Incorporation

Exhibit 3.3(5)	Certificate of Correction to Certificate of Amendment to Articles of Incorporation

Exhibit 3.2(1)	Bylaws

Exhibit 10.1(1)	Revolving Credit Promissory Note with Kevin McAdams (December 12, 2007)
Exhibit 10.2(1) Exhibit 10.3(2)	Convertible Promissory Note with David M. Loev (March 11, 2008) Amended Convertible Promissory Note with David M. Loev

Exhibit 10.4(3)	Amended Revolving Credit Promissory Note with Kevin McAdams

Exhibit 10.5(3)	Second Amended Convertible Promissory Note with David M. Loev

Exhibit 10.6(4)	Stock Purchase Agreement

Exhibit 10.7(4)	Voting Agreement

Exhibit 10.8(4)	Debt Extinguishment Agreement (Kevin McAdams)

Exhibit 10.9(4)	Debt Extinguishment Agreement (David M. Loev)

Exhibit 10.10(6)	Agreement with Premier Healthcare Professionals, Inc.

Exhibit 10.11(7)	Promissory Note

Exhibit 31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certificate of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(7) Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 14, 2010, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: June 21, 2010	By: /s/ Robert Bryan Crutchfield
Robert Bryan Crutchfield
Chief Executive Officer (Principal Executive Officer), President, Secretary and Director

DATED: June 21, 2010	By: /s/ Charles John Dean
Charles John Dean
Vice President, Chief Financial Officer
(Principal Financial Officer/Principal Accounting Officer) and Treasurer