Form 10-Q
period 2010-07-31
MEDCAREERS GROUP, Inc.
filed 2011-03-11
CIK 1438901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-152444

MEDCAREERS GROUP, INC.
(Name of registrant in its charter)

Nevada	7389	26-1580812
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

180 Allen Road, Suite 105N
Atlanta, GA  30328
(Address of principal executive offices)

Five Concourse Parkway, Suite 2925
Atlanta, GA  30328
(Former address of principal executive offices)

(770) 450-0006
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  [  ] No   ☒

At February 17, 2011 there were 51,885,000 shares of the Issuer's common stock outstanding, which includes 11,185,000 shares which have been agreed to be cancelled, but which are still outstanding as of the date of this report.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MedCareers Group, Inc.
(Formerly RX Scripted, Inc.)
(A Development Stage Company)
Balance Sheets
(Unaudited)

	July 31, 2010	January 31, 2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,462	$627
Prepaid expenses	36,491	-

TOTAL ASSETS	$37,953	$627

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$18,056	$5,830
Accounts payable and accrued liabilities - related party	12,281	8,945
Advances from related parties	46,430	300
Short-term debt	50,000	-
Total current Liabilities	126,767	15,075

Long-term debt	25,000	-

TOTAL LIABILITIES	151,767	15,075

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares outstanding	-	-
Common stock, $0.001 par value, 350,000,000 shares authorized, 32,825,000 shares issued and outstanding	32,825	32,825
Additional paid-in capital	97,090	97,090
Deficit accumulated during development stage	(243,729)	(144,363)

TOTAL STOCKHOLDERS' DEFICIT	(113,814)	(14,448)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$37,953	$627

See notes to financial statements.

MedCareers Group, Inc.
(Formerly RX Scripted, Inc.)
(A Development Stage Company)
Statements of Operations
For the Three and Six Months Ended July 31, 2010, and 2009,
and December 30, 2004 (Inception) to July 31, 2010
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,		Inception to July 31,
	2010	2009	2010	2009	2010
REVENUES
Services	$-	$-	$-	$250	$29,867

EXPENSES
Selling, general and administrative	41,887	12,363	97,747	19,844	265,825

LOSS FROM OPERATIONS	(41,887)	(12,363)	(97,747)	(19,594)	(235,958)

OTHER EXPENSES
Interest expense	1,292	964	1,619	1,729	7,771

NET LOSS	$(43,179)	$(13,327)	$(99,366)	$(21,323)	$(243,729)

NET LOSS PER SHARE – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES – Basic and diluted	32,825,000	32,825,000	32,825,000	32,825,000

See notes to financial statements.

MedCareers Group, Inc.
(Formerly RX Scripted, Inc.)
(A Development Stage Company)
Statements of Cash Flows
For the Six Months Ended July 31, 2010 and 2009
and For the Period December 30, 2004 (Inception) through July 31, 2010
(Unaudited)

	Six Months Ended July 31,		Inception through July 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(99,366)	$(21,323)	$(243,729)
Adjustments to reconcile net loss to net
cash from operating activities:
Share-based compensation	-	-	7,000
Changes in operating assets and liabilities:
Prepaid and other assets	(13,991)	-	18,509
Accounts payable and accrued expenses	12,226	5,824	18,953
Accounts payable and accrued expenses – related party	3,669	7,918	17,739
NET CASH USED IN OPERATING ACTIVITIES	(97,462)	(7,581)	(181,528)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid on website acquisition	(22,500)	-	(25,000)
CASH USED IN INVESTING ACTIVITIES	(22,500)		(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of member units	-	-	1,000
Contribution of capital from shareholders	-	-	28,493
Proceeds from sale of common stock	-	-	23,250
Proceeds from shareholder loans and advances	45,797	-	49,047
Proceeds from notes payable	75,000	-	75,000
Proceeds from note payable – related party		8,200	33,700
Payments from note payable - related party		-	(2,500)
NET CASH PROVIDED BY FINANCING ACTIVITIES	120,797	8,200	207,990

NET INCREASE IN CASH	835	619	1,462
CASH AT BEGINNING OF PERIOD	627	224	-
CASH AT END OF PERIOD	$1,462	$843	$1,462

SUPPLEMENTAL DISCLOSURES
CASH PAID FOR:
Interest – related parties	$-	$-	$6,022
Income taxes	-	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Extinguishment of related party debt	$72,172	$-	$72,172
Recapitalization	-	-	1,000
Issuance of note payable to related party for prepaid legal fees	-	-	30,000

See notes to financial statements.

MedCareers Group, Inc.
(Formerly RX Scripted, Inc.)
 (A Development Stage Company)
Notes to Financial Statements

1.	Organization and Significant Accounting Policies

Organization – MedCareers Group, Inc. (formerly RX Scripted, Inc) was formed on December 30, 2004 as a North Carolina limited liability company and converted to a Delaware C Corporation as RX Scripted, Inc. on December 5, 2007.  On December 16, 2009, an amendment was filed with the State of Nevada to change the name to “MedCareers Group, Inc.” (the “Company” or “MedCareers”).  The Company was formed as an event planning consulting company to plan and execute medical meetings and educational programs for nurses, physicians, pharmacists and other health care professionals.  Moving forward, we plan to discontinue the event planning and consulting operations and move to healthcare job related websites and staffing services. On August 10, 2010, MedCareers acquired the workabroad.com website.

Basis of Presentation – The accompanying unaudited interim financial statements of MedCareers Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in MedCareers Group, Inc.’s  Annual Financial Statements filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Stock Split - On January 4, 2010, MedCareers approved a 10 for 1 forward stock split on its issued and outstanding shares of common stock to the holders of record as of January 7, 2010. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split retroactively.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with original maturities of three months or less from time of purchase to be cash equivalents. As of July 31, 2010, the Company had $1,462 cash and cash equivalents.

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

The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable approximate fair value due to the short-term nature or maturity of the instruments

Net Loss Per Share – Basic earnings (loss) per share equals net income (loss) divided by weighted average shares outstanding during the year.  Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  As of July 31, 2010 and 2009, MedCareers did not have any outstanding contingently issuable shares.

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

2.            Going Concern

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through July 31, 2010 of $243,729 and has a working capital deficit at July 31, 2010 of $88,814.

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

3.            Advances From – Related Parties

MedCareers Group, Inc. has advances from its former sole Director and primary shareholder of $46,430 and $300 at July 31, 2010 and January 31, 2010, respectively.  These advances are due on demand and bear interest at the rate of 2% per annum.  The Company accrued $244 in interest expense for the three month period ended July 31, 2010.

4.            Note Payable

On March 8, 2010, MedCareers Group, Inc. received financing of $25,000 for the down payment on a pending acquisition described below.  This third-party note accrues interest at 6% per annum and is payable on March 8, 2014.  The Company accrued $378 in interest expense for the three month period ended July 31, 2010.  The Company also received $50,000 pursuant to a note payable from a third party with interest accruing at 10% per annum.  This note payable is classified as a current liability due to the May 31, 2011 maturity date.

5.            COMITTMENTS AND CONTINGENCIES

On February 26, 2010, MedCareers entered into an agreement to acquire the business www.medcareers.com (“Medcareers.com”).  Medcareers.com is a job posting website for medical related jobs and formerly powered the job board for WebMD (NASDAQ:WBMD).  The purchase price was to be approximately $675,000 which was subject to adjustment based on the results of an audit. The purchase was to be paid in cash with traditional debt and/or seller financing with no conversion features and no dilution to Company shareholders.  The Company acquired the Nurses Lounge business in November 2010.  In connection with that acquisition, the President of Nurses Lounge became the Company’s controlling shareholder.  Because of the current decision of the new controlling shareholder to focus on developing the Nurses Lounge business (as described in note 7, below), the Company will no longer be pursuing the MedCareers.com acquisition.

On March 2, 2010, the Company entered into an agreement to acquire the business www.workabroad.com (“Workabroad.com”).  Workabroad.com is a portal for a variety of job related postings and focuses on international opportunities for job seekers who live outside of the United States.  On March 8, 2010, the Company paid the required 10% down payment of $22,500. Effective March 12, 2010, the Company will receive all of the revenue generated from Workabroad.com and shall continue to receive all such revenue as long as timely payments are made pursuant to the agreement.  The Company closed on the purchase of this acquisition on August 10, 2010.

On March 4, 2010, the Company entered into a letter of intent to acquire the business known as StaffMD which operates www.physicianwork.com (“Physicianwork.com”).  The purchase price will be approximately $4,000,000 and three million shares of restricted Company stock, with $1,000,000 paid at closing and the balance payable from the profits generated by the business with interest at 5%.  The Company had been in negotiations with the seller in order to restructure the terms of the acquisition due to the high costs of capital in the current capital market environment.   Physicianwork.com is an online job board servicing the physician community and has been in business for ten years.   The Company acquired the Nurses Lounge business in November 2010.  In connection with that acquisition, the President of Nurses Lounge became the Company’s controlling shareholder.  Because of the current decision of the new controlling shareholder to focus on developing the Nurses Lounge business (as described in note 7, below), the Company will no longer be pursuing the StaffMD acquisition.

On May 10, 2010, the Company entered into a letter of intent to acquire a nurse staffing company for an aggregate purchase price of $500,000, of which total cash required for closing would be $250,000, with the remaining payments due over the following 48 months.  The consideration due to the seller would also include quarterly bonuses based on the performance of the acquired assets.  This acquisition was part of the Company’s offline strategy to support its online job board strategy.  The Company acquired the Nurses Lounge business in November 2010.  In connection with that acquisition, the President of Nurses Lounge became the Company’s controlling shareholder.  Because of the current decision of the new controlling shareholder to focus on developing the Nurses Lounge business (as described in note 7, below), the Company will no longer be pursuing this nurse staffing company acquisition.

On May 11, 2010, the Company secured a commitment for $300,000 of debt financing pursuant to a promissory note.  The loan accrues interest at 10% per annum, payable quarterly starting August 1, 2010 and has a maturity date of May 31, 2011.  The Company has the right to extend the loan for six months by paying a $10,000 extension fee prior to its maturity.  A total of $50,000 of the financing is earmarked for working capital and was released to the Company in May 2010, the remaining $250,000 is earmarked for acquisitions and will be released only in connection with an acquisition.  The Company acquired the Nurses Lounge business in November 2010.  In connection with that acquisition, the President of Nurses Lounge became the Company’s controlling shareholder.  At this time, the Company does not anticipate drawing down on the remaining $250,000 of this debt facility as no acquisitions are currently contemplated.

6.             ACQUISITION

On August 10, 2010, MedCareers Group, Inc. (“MedCareers") acquired the workabroad.com website from Steve Elisberg (“Workabroad.com Website”).  Workabroad.com is a portal for a variety of job related postings and focuses on international opportunities for job seekers who live outside of the United States.  The purchase price was $225,000. On March 8, 2010, the Company paid the required 10% down payment of $22,500.  The remaining balance of $202,500 is payable in monthly installments of $2,248 at an interest rate of 6% per annum.  The balance of all unpaid principal and interest is due 36 months after closing of the transaction.  Effective March 12, 2010, the Company receives all of the revenue generated from Workabroad.com and shall continue to receive all such revenue as long as timely payments are made pursuant to the agreement.  The revenue received from March 12, 2010 through August 10, 2010 of $7,539 is an adjustment to the purchase price.

The acquisition was accounted for as a purchase business combination.  The total adjusted purchase price of $217,461 was allocated to the domain name “workabroad.com” which is recorded under “Website assets” on the balance sheet.  The intangible asset is being amortized over its useful life of 8 years.  No goodwill was recorded.

The following unaudited pro forma information assumes the acquisition of workabroad.com occurred as of the beginning of each period.  The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

	As Reported	Pro-Forma
Three months ended July 31, 2010
Revenues	$–	$4,448
Net Loss	(43,179)	(45,504)
Loss Per Share	(0.00)	(0.00)

Three months ended July 31, 2009
Revenues	$–	$3,066
Net Loss	(13,327)	(17,034)
Loss Per Share	(0.00)	(0.00)

Six months ended July 31, 2010
Revenues	$–	$7,517
Net Loss	(99,366)	(105,400)
Loss Per Share	(0.00)	(0.00)

Six months ended July 31, 2009
Revenues	$250	$6,526
Net Loss	(21,323)	(28,598)
Loss Per Share	(0.00)	(0.00)

7.             SUBSEQUENT EVENTS

On August 10, 2010, the Company entered into a definitive Asset Purchase Agreement and closed the purchase of WorkAbroad.com (the “Purchase”). The purchase price of the Purchase was $225,000 (the “Purchase Price”).  On March 8, 2010, the Company paid the required 10% down payment (equal to $22,500) on the purchase price to Steve Elisberg (the “Seller”).  The remaining balance due ($202,500) pursuant to the Purchase will be payable at a rate of $2,248.17 per month, beginning in April 2010, based on a 10 year amortizing loan with interest at 6% with a balloon payment of all unpaid principal and interest due 36 months after closing (the “Loan”).   The Company made the initial payment to the Seller in March 2010 so that it could assume operations of WorkAbroad.com at the time of the parties’ entry into the Letter of Intent rather than waiting for the formal closing.  The repayment of the Loan is secured by a security interest over WorkAbroad.com, and if we default in the payments required under the Loan, and fail to cure such default within 15 days, the Seller can redirect the WorkAbroad.com URL and retain full ownership and control of WorkAbroad.com while also keeping all payments that have previously been made under the Loan.  As such, full title of ownership to WorkAbroad.com does not pass to the Company until the final payment is made under the Loan.

On November 19, 2010, the Company entered into a Share Exchange Agreement (the “Exchange”) with Nurses Lounge, Inc., a Texas corporation (“Nurses Lounge”) and the nine shareholders of Nurses Lounge (the “Nurses Lounge Shareholders”).  Pursuant to the Exchange, the Company agreed to issue 24,000,000 restricted shares of its common stock to the Nurses Lounge Shareholders in exchange for 100% of the issued and outstanding shares of common stock of Nurses Lounge.  Although 24,000,000 restricted shares will be issued in connection with the Exchange, certain significant shareholders have agreed to cancel some of the shares they own (as described below) so that the net effect of the Exchange is an increase to the outstanding shares by 7,175,000 shares rather than 24,000,000 shares.  Included in the shareholders receiving shares in connection with the Exchange, was Timothy Armes, who received 14,902,795 shares; the Fox-McCarthy Family Limited Partnership, LLP, which is beneficially owned by Martin Fox, which received 3,945,081 shares; and AJBCA, LLLP, which is beneficially owned by Tony Unruh, which received 3,945,081 shares.

In connection with the Exchange, Archetype Partners, LLC (“Archetype”), our majority shareholder prior to the Exchange, which is controlled by Robert Bryan Crutchfield, our former Chief Executive Officer and Director, agreed to cancel 11,185,000 of the shares of common stock which it held (leaving Archetype the holder of 7,575,000 shares post-Exchange) in consideration for $50,000.  Additionally, pursuant to a separate Voting Agreement, Archetype agreed to provide Timothy Armes, the largest shareholder of and Chief Executive Officer of Nurses Lounge, rights to vote all 7,575,000 of the shares retained by Archetype (and any additional securities of the Company acquired by Archetype) for a period of two years beginning on November 19, 2010 (the “Voting Agreement”).  The Voting Agreement became effective upon the consummation of the Exchange.

Additionally, in connection with and as a required term and condition of the Exchange, a former Chief Executive Officer, Director and significant shareholder, MaryAnne McAdams and our former significant shareholder, David M. Loev, each agreed to cancel 2,820,000 shares of common stock which they owned (representing an aggregate of 5,640,000 shares of our common stock) upon the consummation of the Exchange (collectively with the cancellation of the shares by Archetype described above, the “Cancellation Agreements”).   In consideration for such shareholders agreeing to cancel the shares, the Company agreed to provide such shareholders with: anti-dilution protection for the shares of the Company which they will retain (the “Retained Shares”) until the first to occur of: (i) eighteen (18) months following the date of this filing;  or (ii) three months following the date the Retained Shares have been registered on a registration statement that is declared effective by the Securities and Exchange Commission, provided that they were also given piggyback registration rights in connection with the shares that they retained.

Pursuant to the Exchange, Nurses Lounge became a wholly-owned subsidiary of the Company and as a result of the Exchange, the Cancellation Agreements and the Voting Agreement, Timothy Armes, the former largest shareholder of Nurses Lounge holds voting rights over an aggregate of 22,477,795 shares or approximately 56% of the Company’s voting stock as of the closing of the Exchange and the Cancellation Agreements (based on approximately 40,000,000 shares of common stock then issued and outstanding).  Subsequent to the Exchange, Mr. Armes will continue to serve as the Chief Executive Officer of Nurses Lounge.

In November 2010, Nurses Lounge entered into an Employment Agreement with Timothy Armes, pursuant to which Mr. Armes agreed to serve as Present and Chief Executive Officer of Nurses Lounge until November 30, 2012, subject to yearly extensions, unless terminated by either party thirty days prior to November 30, 2012, and each anniversary date of the parties’ entry into the agreement thereafter.  Pursuant to the agreement, Nurses Lounge agreed to pay Mr. Armes $120,000 per year; that Mr. Armes would be eligible for a discretionary bonus in the determination of the Board of Directors of the Company; and that Mr. Armes would be granted options to purchase 4,000,000 shares of common stock of the Company at an exercise price of $0.25 per share.  The options are subject to certain vesting requirements provided in Mr. Armes’ option agreement.  In the event the agreement is terminated without cause by Nurses Lounge, Mr. Armes is to receive 12 months of his base salary as severance pay.  In the event the agreement is terminated for any other reason, Mr. Armes is to receive such consideration as has been earned by him as of the date of such termination.  Mr. Armes agreed not to compete with the Company for 12 months following the termination of the agreement.  Mr. Armes was subsequently made Chief Operating Officer of the Company in February 2011.  Mr. Armes will also continue as President and Chief Executive Officer of Nurses Lounge.

Additionally, in consideration for agreeing to employment, Garret Armes, the Vice President of Nurses Lounge and the son of Timothy Armes, was granted options to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share (together with the options granted to Timothy Armes, the “Options”). The Options are exercisable, subject to vesting provisions, any time prior to November 15, 2015, have an exercise price of $0.25 per share, and contain a cashless exercise provision.

In November 2010, MaryAnne McAdams, our former Chief Executive Officer, Director and significant shareholder, and the Company entered into a Spin-Off Agreement, pursuant to which the Company agreed to spin-off the Company’s prior event planning and consulting operations, assets and liabilities to Ms. McAdams.  The Company intends to focus on the Nurses Lounge business operations and model.

Finally, the Company also terminated by mutual agreement the agreement with Preferred Healthcare Professions (“PHP”).  The PHP agreement contemplated the growth of a nurse staffing division for the Company, but the Company believes a focus solely on Nurses Lounge and its online community based model focused on nurses is a more desirable strategy at this time.

On October 29, 2010, the Company borrowed $100,000 from a third party evidenced by a Promissory Note in the amount of $190,000, which Promissory Note included both the $100,000 loan, certain fees and the assignment to the third party of all amounts owed by the Company to Robert Bryan Crutchfield, the Company’s former Chief Executive Officer. The note bears interest at the rate of 12% per annum and has a maturity date of November 1, 2011. The repayment of the note is secured by a security interest in substantially all of the Company’s assets. In consideration for making the loan, the Company agreed to issue the third party 400,000 shares of restricted common stock. The stock issued had a value of $124000 on the date of the grant, based on the closing trading price on October 29, 2010. The $124,000 is treated as a discount on the loan. Accordingly, the loan will be reflected as a liability of $66,000 and the $124,000 discount will be reduced pro rata over the term of the loan as additional interest expense on the note and added to the loan balance on a monthly basis.

On November 4, 2010, the Company obtained a $100,000 loan from a third party evidenced by a Promissory Note. The note bears interest at the rate of 12% per annum, payable monthly in arrears, and has a maturity date of November 4, 2011. The repayment of the note is secured by a security interest in substantially all of the Company’s assets. In consideration for making the loan, the Company agreed to issue the third party 300,000 shares of restricted common stock. The stock issued had a value of $60,000 on the date of the grant, based on the closing trading price on November 4, 2010. The $60,000 is treated as a discount on the loan. Accordingly, the loan will be reflected as a liability of $40,000 and the $60,000 discount will be reduced pro rata over the term of the loan as additional interest expense on the note and added to the loan balance on a monthly basis.

In February 2011, the Company obtained a $70,000 loan from a third party evidenced by a Promissory Note. The loan will be funded as follows: $25,000 on or before February 10, 2011; $25,000 on or before February 24, 2011; and $20,000 on or before March 10, 2011. The note bears interest at the rate of 12% per annum, payable monthly in arrears, and has a maturity date of February 10, 2012. In consideration for making the loan, the Company agreed to issue the third party 140,000 shares of restricted common stock. The stock issued had a value of $18,200 on the date of the grant, based on the closing trading price on February 8, 2011. The $18,200 is treated as a discount on the loan. Accordingly, the loan will be reflected as a liability of $51,800 and the $18,200 discount will be reduced pro rata over the term of the loan as additional interest expense on the note and added to the loan balance on a monthly basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO JULY 31, 2010. AS USED HEREIN, THE "COMPANY," “MEDCAREERS,” "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO MEDCAREERS GROUP, INC.

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

On or around October 2, 2009, MaryAnne McAdams, the then sole officer and Director of the Company and David M. Loev (collectively the “Shareholders”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Archetype Partners LLC, which is beneficially owned and controlled by Robert Bryan Crutchfield, who became the Chief Executive Officer and Director of the Company due to the transactions described below (the “Purchaser”), pursuant to which the Shareholders sold the Purchaser an aggregate of 23,360,000 shares of the Company’s common stock (representing 71.2% of the Company’s then outstanding shares of common stock)(the “Shares”).  Mr. Crutchfield has since resigned as Chief Executive Officer and Director as described herein.  The purchase price paid by the Purchaser for the Shares was $185,000.

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

Effective October 2, 2009, MaryAnne McAdams, as the sole Director of the Company increased the number of Directors of the Company from one (1) to two (2) and appointed Robert Bryan Crutchfield as a Director of the Company to fill the vacancy left by the increase in Directors pursuant to the power given to the Board of Directors by the Company’s Bylaws.  Subsequent to that appointment, Ms. McAdams resigned as an officer and Director of the Company and Robert Bryan Crutchfield remained as the sole Director of the Company and appointed himself as Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer of the Company to fill the vacancy left by Ms. McAdams resignation.  Mr. Crutchfield has since resigned from all officer and Director positions.

On or around December 16, 2009, Robert Bryan Crutchfield, the then sole Director of the Company and Mr. Crutchfield as the Chief Executive Officer and beneficial owner of Archetype, our majority shareholder (holding 23,860,000 shares of the Company’s common stock, representing 72.7% of the Company’s then outstanding voting shares as of December 16, 2009) approved via a consent to action without meeting of the sole Director and majority shareholders of the Company, the filing of a Certificate of Amendment to the Company’s Articles of Incorporation (the “Certificate”) to (a) authorize and approve a 10 for 1 forward stock split (the “Stock Split”) of the Company’s authorized and outstanding common stock and preferred stock, effective as of the close of business on January 15, 2010 (the “Effective Date”); (b) to change the Company’s name to “MedCareers Group, Inc.” (the “Name Change”); (c) to increase the Company’s total authorized shares of common stock, to 350,000,000 shares of $0.001 par value per share common stock following the Stock Split; and (d) to re-authorize 10,000,000 shares of “blank check”  preferred stock, $0.001 par value per share following the Stock Split (collectively with (c) the “Authorized Share Transactions”).

Subsequent to the filing of the Certificate with the Secretary of State of Nevada on December 16, 2009, Mr. Crutchfield, our then sole Director and then beneficial owner of a majority of our shares through his control of Archetype determined it was in the best interests of the Company to change the Effective Date of the Certificate to January 7, 2010, and as such the Company filed a Certificate of Correction with the Secretary of State of Nevada on January 4, 2010, to reflect such change in the Effective Date of the Certificate.

As a result of the Certificate (as corrected) and the Stock Split which became effective January 7, 2010, the Company has 350,000,000 shares of common stock and 10,000,000 shares of preferred stock, $0.001 par value per share authorized; and as a result of the Name Change, the Company’s name was changed to MedCareers Group, Inc.  Additionally, as a result of filing the Certificate, the Company’s symbol on the Over-The-Counter Bulletin Board changed to “MCGI”, effective January 7, 2010.  Effective in October 2010, we were automatically delisted from the Over-The-Counter Bulletin Board for failing to timely file this July 31, 2010 Form 10-Q, and since that time, we have traded on the Pink Sheets trading market under the symbol “MCGI.”

Unless otherwise stated or the context suggests otherwise, the number of shares disclosed throughout this report have been retroactively reflected for the Stock Split.

On January 13, 2010, the Board of Directors appointed Charles John Dean as the Vice President, Chief Financial Officer and Treasurer of the Company.  Mr. Dean subsequently resigned his position on August 23, 2010.

On or around September 1, 2010, Robert Bryan Crutchfield, the sole Director of the Company, appointed William Goldstein as President, Chief Executive Officer and Secretary of the Company and Marc Bercoon as the Chief Financial Officer and Treasurer of the Company.  Mr. Crutchfield also appointed William Goldstein as a Director of the Company, and immediately thereafter resigned as Director, Chief Executive Officer, President and Secretary of the Company, thereby leaving Mr. Goldstein as the sole Director of the Company.

On February 4, 2011, the Company’s Board of Directors elected Timothy Armes to serve as the Chief Operating Officer of the Company.  Mr. Armes is also the President of Nurses Lounge, Inc., which is 100% owned by the Company.  (See a description of the Nurses Lounge transaction in the section of this Report  titled “Change In Control of Registrant” and “Nurses Lounge Acquisition”.)

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

In January 2010, Robert Bryan Crutchfield, the then Chief Executive Officer and Director of the Company and the beneficial owner (through his control of Archetype) of the Company gifted an aggregate of 4,400,000 shares of the Company’s post-Stock Split (440,000 pre-Stock Split) shares of common stock which Archetype held to eleven individuals (including the gift of 200,000 shares to the former Chief Financial Officer, Vice President and Treasurer, Charles John Dean).

As a result of the transactions above, Archetype had majority voting control over the Company and exercised control in determining the outcome of all corporate transactions or other matters, including the election and removal of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control of the Company.

On or around November 19, 2010, the Company entered into a Share Exchange Agreement (the “Exchange”) with Nurses Lounge, Inc., a Texas corporation (“Nurses Lounge”) and the nine shareholders of Nurses Lounge (the “Nurses Lounge Shareholders”).  Pursuant to the Exchange, we agreed to issue 24,000,000 restricted shares of our common stock to the Nurses Lounge Shareholders in exchange for 100% of the issued and outstanding shares of common stock of Nurses Lounge.  Although 24,000,000 restricted shares will be issued in connection with the Exchange, certain significant shareholders have agreed to cancel some of the shares they own (as described below) so that the net effect of the Exchange is an increase to the outstanding shares by 7,175,000 shares rather than 24,000,000.  Included in the shareholders receiving shares in connection with the Exchange, was Timothy Armes, who received 14,902,795 shares; the Fox-McCarthy Family Limited Partnership, LLP, which is beneficially owned by Martin Fox, which received 3,945,081 shares; and AJBCA, LLLP, which is beneficially owned by Tony Unruh, which received 3,945,081 shares.

In connection with the Exchange, Archetype Partners, LLC (“Archetype”), our majority shareholder prior to the Exchange, which is controlled by Robert Bryan Crutchfield, our former Chief Executive Officer and Director, agreed to cancel 11,185,000 of the shares of common stock which it held (leaving Archetype the holder of 7,575,000 shares post-Exchange) in consideration for $50,000.  Additionally, pursuant to a separate Voting Agreement, Archetype agreed to provide Timothy Armes, the largest shareholder of and Chief Executive Officer of Nurses Lounge, rights to vote all 7,575,000 of the shares retained by Archetype (and any additional securities of the Company acquired by Archetype) for a period of two years beginning on November 19, 2010 (the “Voting Agreement”).  The Voting Agreement became effective upon the consummation of the Exchange.

Additionally, in connection with and as a required term and condition of the Exchange, a former Chief Executive Officer, Director and significant shareholder, MaryAnne McAdams and our former significant shareholder, David M. Loev, each agreed to cancel 2,820,000 shares of common stock which they owned (representing an aggregate of 5,640,000 shares of our common stock) upon the consummation of the Exchange (collectively with the cancellation of the shares by Archetype described above, the “Cancellation Agreements”).   In consideration for such shareholders agreeing to cancel the shares, the Company agreed to provide such shareholders with: anti-dilution protection for the shares of the Company which they will retain (the “Retained Shares”) until the first to occur of: (i) eighteen (18) months following the date of this filing;  or (ii) three months following the date the Retained Shares have been registered on a registration statement that is declared effective by the Securities and Exchange Commission, provided that they were also given piggyback registration rights in connection with the shares that they retained.

Pursuant to the Exchange, Nurses Lounge became a wholly-owned subsidiary of the Company and as a result of the Exchange, the Cancellation Agreements and the Voting Agreement, Timothy Armes, the former largest shareholder of Nurses Lounge holds voting rights over an aggregate of 22,477,795 shares or approximately 56% of the Company’s voting stock as of the closing of the Exchange and the Cancellation Agreements (based on approximately 40,000,000 shares of common stock then issued and outstanding). As such, Mr. Armes currently has majority voting control over the Company and exercises control in determining the outcome of all corporate transactions or other matters, including the election and removal of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control of the Company.

In November 2010, Nurses Lounge entered into an Employment Agreement with Timothy Armes, pursuant to which Mr. Armes agreed to serve as Present and Chief Executive Officer of Nurses Lounge until November 30, 2012, subject to yearly extensions, unless terminated by either party thirty days prior to November 30, 2012, and each anniversary date of the parties’ entry into the agreement thereafter.  Pursuant to the agreement, Nurses Lounge agreed to pay Mr. Armes $120,000 per year; that Mr. Armes would be eligible for a discretionary bonus in the determination of the Board of Directors of the Company; and that Mr. Armes would be granted options to purchase 4,000,000 shares of common stock of the Company at an exercise price of $0.25 per share.  The options are subject to certain vesting requirements provided in Mr. Armes’ option agreement.  In the event the agreement is terminated without cause by Nurses Lounge, Mr. Armes is to receive 12 months of his base salary as severance pay.  In the event the agreement is terminated for any other reason, Mr. Armes is to receive such consideration as has been earned by him as of the date of such termination.  Mr. Armes agreed not to compete with the Company for 12 months following the termination of the agreement.

Additionally, in consideration for agreeing to employment, Garret Armes, the Vice President of Nurses Lounge and the son of Timothy Armes, was granted options to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share (together with the options granted to Timothy Armes, the “Options”). The Options are exercisable, subject to vesting provisions, any time prior to November 15, 2015, have an exercise price of $0.25 per share, and contain a cashless exercise provision.

Additionally, in November 2010, MaryAnne McAdams, our former Chief Executive Officer, Director and significant shareholder, and the Company entered into a Spin-Off Agreement, pursuant to which the Company agreed to spin-off the Company’s prior event planning and consulting operations, assets and liabilities to Ms. McAdams.  The Company intends to focus on the Nurses Lounge business operations and model.

Status of Recently Disclosed Proposed Acquisitions:

Medcareers.com Purchase

On or around February 26, 2010, the Company entered into an agreement to acquire the business www.medcareers.com (“Medcareers.com” and the “Purchase”).  The purchase price by agreement is approximately $675,000, which is subject to adjustment based on the results of the audit which is expected to be paid in cash with traditional debt financing and/or seller financing with no conversion features and no dilution to Company shareholders. The agreement has not been finalized or consummated to date and the Company no longer plans to pursue such acquisition as the Company intends to focus on the Nurses Lounge business operations and model.

StaffMD Purchase

On March 4, 2010, the Company entered into a letter of intent to acquire the business known as StaffMD which operates www.physicianwork.com (“Physicianwork.com” and the “Physicianwork Purchase”).  The purchase price will be approximately $4,000,000 and three million shares of restricted Company common stock, with $1,000,000 paid at closing and the balance payable out of the profits generated from the business with interest at 5%.  An agreement was never finalized or consummated and the Company no longer plans to pursue such acquisition as the Company intends to focus on the Nurses Lounge business operations and model.

Nurse Staffing LOI Regarding Acquisition

On May 10, 2010, we entered into a letter of intent to acquire a nurse staffing company for an aggregate of $500,000, of which total cash required for closing would be $250,000, with the remaining payments due over the following 48 months.  The consideration due to the seller would also include quarterly bonuses based on the EBITDA of the acquired assets.  An agreement was never finalized or consummated and the Company no longer plans to pursue such acquisition as the Company intends to focus on the Nurses Lounge business operations and model.

Since the closing of the Nurses Lounge acquisition, Timothy Armes, the new controlling shareholder of the Company has decided that the focus of the Company will be on developing Nurses Lounge and businesses that are complementary to Nurses Lounge.  Accordingly, the Company does not intend to continue to pursue the MedCareers.com, Physicianwork Purchase, or any nurse staffing acquisitions at this time.  However, the Company is receptive to exploring other opportunities that the Company believes are complimentary to the Nurses Lounge business as the Company continues to believe that healthcare is a growth opportunity even in the current poor economic environment.  At this time the Company does not have any agreements or understandings in place in connection with any complimentary businesses or relationships.

WorkAbroad.com Purchase

On or around March 2, 2010, we entered into a Letter of Intent to acquire the Uniform Resource Locator (“URL”) www.WorkAbroad.com (“WorkAbroad.com” and the “Purchase”).  The purchase price of the Purchase was $225,000 (the “Purchase Price”).  On March 8, 2010, the Company paid the required 10% down payment (equal to $22,500) on the purchase price to Steve Elisberg (the “Seller”).  The remaining balance due ($202,500) pursuant to the Purchase will be payable at a rate of $2,248 per month, beginning in April 2010, based on a 10 year amortizing loan with interest at 6% with a balloon payment of all unpaid principal and interest due 36 months after closing (the “Loan”).  As of the date of this Report, the Company is current on its payment obligations to the Seller.

The parties entered into a definitive Asset Purchase Agreement on August 10, 2010 and a formal closing of the Purchase occurred on August 10, 2010.  The Company made the initial payment to the Seller in March 2010 so that it could assume operations of WorkAbroad.com at the time of the parties’ entry into the Letter of Intent rather than waiting for the formal closing.

The repayment of the Loan is secured by a security interest over WorkAbroad.com, and if we default in the payments required under the Loan, and failure to cure such default within 15 days, the Seller can redirect the WorkAbroad.com URL and retain full ownership and control of WorkAbroad.com while also keeping all payments that have previously been made under the Loan.  As such, full title of ownership to WorkAbroad.com does not pass to the Company until the final payment is made under the Loan.  Additionally, the Seller is required to pay all registration fees associated with WorkAbroad.com until the satisfaction of the Loan by the Company.

Currently the Company does not have sufficient cash reserves to meet its contractual obligations under the Purchase and Loan and its ongoing monthly expenses, which the Company anticipates totaling approximately $250,000 over the next 12 months.  The Company has been able to continue operating to date largely from loans made by its former controlling shareholder and former Chief Executive Officer, Bryan Crutchfield.  The Company is currently looking at more permanent financing opportunities, including debt or equity funding, bridge or short term loans, and/or traditional bank funding, but we have not decided on any specific path moving forward.  Until we have raised sufficient funding to pay the Purchase Price and our ongoing expenses associated with being a public company, and we have sufficient funds to support our planned operations, the Company will continue to pursue financing opportunities that may be available.

WorkAbroad.com and the operations of WorkAbroad.com are described in greater detail in the Company’s Form 8-K filing describing the WorkAbroad.com acquisition, filed with the SEC on August 11, 2010.

Since the closing of the Nurses Lounge acquisition, Timothy Armes, the new controlling shareholder of the Company has decided to terminate pursuit of the previously disclosed acquisition opportunities so that the  Company focuses on developing Nurses Lounge and businesses that are complementary to Nurses Lounge.  At this time, the Company is reviewing the WorkAbroad.com business which is intended to be developed as a job postings site for nurses and other healthcare professionals, and the Company will decide whether to incorporate WorkAbroad.com into Nurses Lounge or to dispose of such business line.

PHP Agreement

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

Since the closing of the Nurses Lounge acquisition, Timothy Armes, the new controlling shareholder of the Company has decided that the focus of the Company will be on developing Nurses Lounge and businesses that are complementary to Nurses Lounge.  Accordingly, the Company does not intend to continue to pursue nurse staffing acquisitions.  Accordingly, the Company and PHP mutually terminated the PHP Agreement and the Purchase Option effective November 19, 2010.

Nurses Lounge Acquisition

As described above, on or around November 19, 2010, we acquired Nurses Lounge, which became a wholly-owned subsidiary of the Company.  Nurses Lounge and the acquisition is described in greater detail in our Form 8-K, filed with the Commission on December 2, 2010, and summarized below.

Nurses Lounge operates as a free online professional network for nursing professionals, and provides a secure place for nurses to connect with colleagues, network on a professional level and subscribe to professional “Lounges” (groups) to receive email updates of relevant news, events and other info.

Lounges are created primarily by nursing schools, local chapters of nurse associations and major nurse employers. Nurses Lounge also has 73 metro/state Lounges which aggregate all of the professional nursing news, events and employment opportunities within that certain geographic region.

Nurses that register with the Nurses Lounge by creating a professional profile are then able to share their perspectives through their participation in these groups in order to keep current on news, information, meetings and jobs openings as well as to network professionally with like-minded colleagues.  Participation and postings by members in Lounges creates new connections and makes it easier for people to find and connect with each other.  Finally, by inviting new colleagues and contacts to join Nurses Lounge, members both grow their own network of connections and help to increase membership in Nurses Lounge.

As a web 2.0 communication utility, Nurses Lounge solves many of the communication issues these organizations face.

•
Local chapters of nurse associations use Nurses Lounge (opposed to outdated, hard to manage static web sites) as a more efficient way to communicate with their members as well as for recruiting new members and disseminating news and information to their local nursing profession.

•
Nursing Schools benefit with a group in the Nurses Lounge not only as a means to easily distribute news and info, but also to manage and keep alumni notified of educational opportunities as well as providing a professional networking platform between students, faculty and alumni.

•	Employer’s benefits include managing a positive brand, distribution of news, unlimited job postings, managing referral programs as well as internal communications for things such as shared governance.

There is no cost to a school or association to use Nurses Lounge while employers are charged an annual fee that also includes unlimited job postings.

Nurses Lounge generates revenues through the annual fee charged to employers for job postings and/or Lounges.

At the beginning of January, 2011, Nurses Lounge began building Lounges (which are analogous to  “groups” as they are known on networks such as Facebook and Linkedin) for nursing schools that offer BSN degrees. As of the end of January 2011, the Company had created over 250 lounges for  BSN schools located in the U.S. and the Company is now in the process of transitioning  these lounges to representatives of these schools where the schools can control the content such as posting their news and information, and allow students, faculty, alumni and other permitted users the ability to network on a professional level through the lounge.  The Company will continue building lounges for the remaining approximately 450 BSN schools in the U.S. with a goal of having approximately 600 school lounges completed by the end of March, although there can be no assurance this goal will be achieved.

In addition to the creation of the numerous lounges, the Company began testing revenue models in our key start-up market of Dallas / Ft Worth and have been successful at selling recruitment advertising packages to hospitals and other parties who hire or recruit nurses.  The Company believes that although the amount of sales is low to date, the small amount of success has proven that the revenue model of the Company is valid.  Accordingly, the Company intends to intensify its selling efforts and expects to be able to grow revenue during the year to the point where it can cover it operating costs, but there can be no assurance that the selling efforts will be successful or that the Company will have the access to the capital necessary to execute the sales efforts.

The Company’s start-up market has been the Dallas-Fort Worth (“DFW”) area.  The Company believes it has  surpassed 5% of the total RN workforce located in the DFW area,  which is estimated to be approximately 30,000 RN professionals.  The Company believes that the membership penetration it has achieved in the DFW market can be replicated in other major metropolitan areas across the U.S, however, there can be no assurance that the Company will achieve this level of success in other metropolitan areas.

Recent Financing Transactions

On May 11, 2010, the Company secured a commitment for $300,000 of debt financing pursuant to a Promissory Note.  The loan accrues interest at 10% per annum, payable quarterly starting August 1, 2010 and has a maturity date of May 31, 2011.  The Company has the right to extend the loan for six months by paying a $10,000 extension fee prior to its maturity.  A total of $50,000 of the financing has been borrowed to date and was released to the Company on or around May 14, 2010, the remaining $250,000 is earmarked for acquisitions and will be released only in connection with an acquisition; however, as the financing was intended to fund staffing company acquisitions, the Company does not believe the balance of this financing will be available at this time.

Prior to receipt of the aforementioned $50,000 of financing, the Company’s former President and Chief Executive Officer, Robert Bryan Crutchfield, extended advances on behalf of the Company in payment of certain expenses.  These advances are repayable upon demand and accrue interest at the rate of 2% per annum.  As of July 31, 2010, the amount outstanding under these advances was $46,430 and interest expense recorded for the quarter was $224.

On or around October 29, 2010, the Company borrowed $100,000 from a third party, which was evidenced by a Promissory Note in the amount of $190,000, which Promissory Note included both the $100,000 loan, and certain fees and the assignment to the third party of all amounts owed by the Company to Robert Bryan Crutchfield, the Company’s former Chief Executive Officer. The note bears interest at the rate of 12% per annum and has a maturity date of November 1, 2011. The repayment of the note is secured by a security interest in substantially all of the Company’s assets. In consideration for making the loan, the Company agreed to issue the third party 300,000 shares of restricted common stock.

On November 4, 2010, the Company obtained a $100,000 loan from a third party, which was evidenced by a Promissory Note. The note bears interest at the rate of 12% per annum, payable monthly in arrears, and has a maturity date of November 4, 2011. The repayment of the note is secured by a security interest in substantially all of the Company’s assets. In consideration for making the loan, the Company agreed to issue the third party 300,000 shares of restricted common stock. The stock issued had a value of $60,000 on the date of the grant, based on the closing trading price on November 4, 2010. The $60,000 is treated as a discount on the loan. Accordingly, the loan will be reflected as a liability of $40,000 and the $60,000 discount will be reduced pro rata over the term of the loan as additional interest expense on the note and added to the loan balance on a monthly basis.

On February 8, 2011, the Company obtained a $70,000 loan from a third party, which was evidenced by a Promissory Note. The note bears interest at the rate of 12% per annum, payable monthly in arrears, and has a maturity date of February 15, 2012. In consideration for making the loan, the Company agreed to issue the third party 140,000 shares of restricted common stock. The loan will be funded in three installments: $30,000 on or before February 10, 2011; $20,000 on or before February 24, 2011; and $20,000 on or before March 10, 2011. The stock issued had a value of $18,200 on the date of the grant, based on the closing trading price on February 8, 2011. The $18,200 is treated as a discount on the loan. Accordingly, the loan will be reflected as a liability of $51,800 and the $18,200 discount will be reduced pro rata over the term of the loan as additional interest expense on the note and added to the loan balance on a monthly basis.

These loans were made to fund short term obligations related to Nurses Lounge and for general corporate purposes.  We have no other formal lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and loans from our shareholders.

Plans Moving Forward

The Company has historically been an event planning consulting company engaged in the planning and execution of medical meetings and educational programs for nurses, physicians, pharmacists and other healthcare professionals.  Moving forward, and subsequent to the acquisition of Nurses Lounge, we plan to focus on Nurses Lounge, and have discontinued the event planning and consulting operations and in fact have spun-off that operation as of November 30, 2010 as described above.  The Company will continue its plans for WorkAbroad.com (as previously disclosed in our filings with the Commission), and pursue the growth of the content to be indexed by Internet search engines such as Google.com, Bing.com and Yahoo.com, we will be able to increase Nurses Lounge business through the creation of more lounges and attempting to sell services to parties that hire nurses or have a business purpose for accessing a professional community composed of nurses and nurse professionals.

Our management believes that employee recruiting is one of the most critical business processes performed by companies today.  Additionally, due to the recent global economic downturn and high unemployment rate, we believe that employers have decreased the hiring of new employees and have been much more selective in the candidates that they do hire, while also looking to cut costs and save money on new hires.  Notwithstanding these conditions, the Company believes that healthcare professionals remain in relatively high demand on a global basis due to a number of factors, including the aging of the population and the fact that individuals generally require more medical care as they age.  Due to these factors, our management believes that WorkAbroad.com, as well as nurseslounge.com, which allow employers to more efficiently reach healthcare workers both domestically and internationally.  Although management believes that WorkAbroad.com’s model is consistent with Nurses Lounge’s operations, Nurses Lounge focuses on building an online community of nurses with a focus on the nurse.  Nurses Lounge is not merely a job posting website, but rather offers job postings as one service available to nurses who use Nurses Lounge.  WorkAbroad.com is a website that focuses solely on job postings.

We also believe that many employers have increasingly relied on the Internet to recruit employees by posting job offerings on their individual websites and/or several of the larger national job posting websites such as Monster.com, Careerbuilder.com and Jobs.com.  Employers are also using more general posting sites such as Craigslist.com.  Our planned WorkAbroad.com website and our recently acquired nurseslounge.com, will be forced to compete with all of these employee recruiting avenues.  The Company also believes that healthcare will be a growing area for several years and that building a Professional Network for Nurses that includes a professional job board in the healthcare recruiting space will be a valuable position, if the Company can successfully implement its current business plan.   The Company may also expand WorkAbroad.com and/or nurseslounge.com outside of healthcare if there is demand for other types of job postings and online community services which such websites offer.

Online recruiting can provide increased breadth, increased speed and more effective targeting of their recruiting efforts. Employers using online recruiting have the potential to quickly and easily advertise job openings. By advertising job openings on selected Internet sites, employers have the opportunity to reach and communicate with specific communities of potential active and passive job seekers. Job advertisements on the Internet can be accessed anywhere in the world, allowing businesses to recruit both globally and locally. Internet recruiting can also be a cost-effective alternative to traditional recruiting methods. For job seekers, online recruiting can provide the ability to rapidly and more easily conduct job searches and gather information about employers. In addition, the Internet allows individuals to access information from many different sources and view job advertisements from specific geographies and industries. Online recruiting may also help to reduce the time of a job search by permitting job seekers to define their specific job needs and be contacted automatically when jobs that match their needs become available. Furthermore, online recruiting can enable job seekers to compare and evaluate job opportunities and apply for jobs electronically.  Online recruiting also allows a US based company to have an international presence without physically locating an office or employees in a foreign city or country.

We also intend to strengthen our brand through increased marketing efforts and expanded and enhanced features and functionalities over time, funding permitting. We believe that there is a significant need for online recruitment offerings in the healthcare field.  We are also considering offerings of securities under private placements, acquisitions (which are directly related to Nurses Lounge), issuing debt instruments, and joint ventures with other companies public and private and other activities to either build sales or generate much needed capital to grow and undertake our business plan (for example, obtain, if possible, loans).  However, other than the financing commitment described in this report, we have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and loans from our shareholders.

In connection with the Nurses Lounge business, the Company has begun to generate revenue in 2011, and expects that the revenue should increase throughout the year to an amount that is sufficient to fund operating expenses for the year, however, there can be no assurance that this level of revenue will be generated.  The Company will continue to look for financing opportunities as necessary to fund its operations.

Our financial statements contain information expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we satisfy our liabilities and commitments in the ordinary course of business.

Critical Accounting Policies:

Our discussion and analysis of our financial condition and results of operations is based upon our audited financial statements, as filed in our Form 10-K for the year ended January 31, 2010, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition – Under the event planning business, revenue from contracts for consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned in accordance with the Securities Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104 “Revenue Recognition”. The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. For contracts with fixed fees, the Company recognizes revenues as amounts become billable in accordance with contract terms, provided the billable amounts are not contingent, are consistent with the services delivered, and are earned.  Revenue from workabroad.com is expected to be recognized as and when earned regardless of when paid to the Company.  WorkAbroad.com will initially operate on a revenue per “click” model, so revenue will be recognized in the period in which the “click” occurs regardless of when paid.  Going forward, Nurses Lounge will recognize revenue when earned regardless of when paid.  Expected sources of revenue will be fees earned from employers looking to create a lounge for their business or from advertising sources or revenue sharing arrangements.

COMPARISON OF OPERATING RESULTS

FOR THE THREE MONTHS ENDED JULY 31, 2010, COMPARED TO THE THREE MONTHS ENDED JULY 31, 2009

We had no revenues for the three months ended July 31, 2010 as the Workaborad.com transaction closed on August 10, 2010.  Accordingly, revenue from this transaction will start to be recognized in the next quarter.  Additionally, for the quarter ending July 31, 2009, the Company had no revenue.

We had selling, general and administrative expenses of $41,887 for the three months ended July 31, 2010, compared to selling, general and administrative expenses of $12,363 for the three months ended July 31, 2009, an increase in selling, general and administrative expenses of $29,524 or 239% from the prior period.  The increase in selling, general and administrative expenses was mainly due to an increase in legal, accounting and public relation related fees and expenses relating to the disclosure of activities during the three months ended July 31, 2010.  These expenses were not incurred during the three months ended July 31, 2009.

We had other expenses, consisting solely of interest expense, for the three months ended July 31, 2010 of $1,292, compared to other expenses for the three months ended July 31, 2009 of $964, an increase in other expenses of $328 or 34% from the prior period. The increase in other expenses is due to the interest on the $50,000 debt financing received at 10% interest per annum (as described below) and accrued interest on the $25,000 loan received in connection with the Workabroad acquisition.

We had a net loss of $43,179 for the three months ended July 31, 2010, compared to a net loss of $13,327 for the three months ended July 31, 2009, an increase in net loss of $29,852 or 224% from the prior period. The increase in net loss was mainly attributable to the increase in selling, general and administrative expenses for the three months ended July 31, 2010, compared to the three months ended July 31, 2009.

FOR THE SIX MONTHS ENDED JULY 31, 2010, COMPARED TO THE SIX MONTHS ENDED JULY 31, 2009

We had no revenues for the six months ended July 31, 2010 as the Workaborad.com transaction closed on August 10, 2010.  Accordingly, revenue from this transaction will start to be recognized in the next quarter.  For the six months ending July 31, 2009, the Company had $250 in revenue.

We had selling, general and administrative expenses of $97,747 for the six months ended July 31, 2010, compared to selling, general and administrative expenses of $19,844 for the six months ended July 31, 2009, an increase in selling, general and administrative expenses of $77,903 or 393% from the prior period.  The increase in selling, general and administrative expenses was mainly due to an increase in legal, accounting and public relation related fees and expenses relating to the disclosure of activities during the six months ended July 31, 2010, which expenses were not incurred during the six months ended July 31, 2009.

We had other expenses, consisting solely of interest expense, for the six months ended July 31, 2010 of $1,619, compared to other expenses for the six months ended July 31, 2009 of $1,729, a decrease in other expenses of $110 or 6% from the prior period. The decrease in other expenses is due to a lower average debt balance outstanding compared to the average debt balance outstanding last year.

We had a net loss of $99,366 for the six months ended July 31, 2010, compared to a net loss of $21,323 for the six months ended July 31, 2009, an increase in net loss of $78,043 or 366% from the prior period. The increase in net loss was mainly attributable to the increase in selling, general and administrative expenses for the six months ended July 31, 2010, compared to the six months ended July 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $37,953 as of July 31, 2010, which included current assets of cash and cash equivalents of $1,462 and $36,491 of pre-paid expenses related to the purchase of and development costs related to WorkAbroad.com (as described above).

We had total liabilities of $151,767 as of July 31, 2010, which consisted of current liabilities of $126,767, which included $18,056 of accounts payable, $12,281 of accounts payable to related party, $50,000 of new financing from the partial funding under a $300,000 line of credit described below, and $46,430 of advances from related parties. We had long-term liabilities of $25,000 related to a loan received in connection with our purchase of WorkAbroad.com described above, this third-party note accrues interest at 6% per annum and is payable on March 8, 2014.

We had negative working capital of $88,814 and a total deficit accumulated during the development stage of $243,729 as of July 31, 2010.

We had net cash used in operating activities of $97,462 for the six months ended July 31, 2010, which was mainly due to $99,366 of net loss which was partially offset by $13,991 of increases in prepaid expenses and $15,895 of increases in accounts payable and accrued expenses.

We had $22,500 of cash used in investing activities for the six months ended July 31, 2010, which was solely due to down payment in connection with the WorkAbroad.com transaction.

We had $120,797 of net cash provided by financing activities for the six months ended July 31, 2010, which included $45,797 of proceeds from shareholder loans and $75,000 of proceeds from note payables.

On May 11, 2010, the Company secured a commitment for $300,000 of debt financing pursuant to a line of credit.  The loan accrues interest at 10% per annum, payable quarterly starting August 1, 2010 and has a maturity date of May 31, 2011.  The Company has the right to extend the loan for six months by paying a $10,000 extension fee prior to its maturity.  A total of $50,000 of the financing has been borrowed to date and was released to the Company on or around May 14, 2010, the remaining $250,000 is earmarked for acquisitions and will be released only in connection with an acquisition.  Because management does not expect to pursue any additional acquisitions at this time, the Company does not believe it will be able to draw additional funds from this loan. The balance outstanding on the $50,000 financing as of July 31, 2010 was $50,000.00.

On March 8, 2010, the Company paid the required 10% down payment (equal to $22,500) on the purchase price related to the WorkAbroad.com purchase to Steve Elisberg (the “Seller”).  The remaining balance due ($202,500) pursuant to the Purchase will be payable at a rate of $2,248.17 per month, beginning in April 2010, based on a 10 year amortizing loan with interest at 6% with a balloon payment of all unpaid principal and interest due 36 months after closing (the “Loan”).  The Company is current on the monthly payment obligations through December 2010.   The Company borrowed $22,500 from a third party at six percent interest which is payable in four years, which was used to make the down payment. As of July 31, 2010, the balance of the Loan was $197,520.

The repayment of the Loan is secured by a security interest over WorkAbroad.com, and if we default in the payments required under the Loan, and failure to cure such default within 15 days, the Seller can redirect the WorkAbroad.com URL and retain full ownership and control of WorkAbroad.com while also keeping all payments that have previously been made under the Loan.  As such, full title of ownership to WorkAbroad.com does not pass to the Company until the final payment is made under the Loan.  Additionally, the Seller is required to pay all registration fees associated with WorkAbroad.com until the satisfaction of the Loan by the Company.

On or around October 29, 2010, the Company borrowed $100,000 from a third party, which was evidenced by a Promissory Note in the amount of $190,000, which Promissory Note included both the $100,000 loan, and certain fees and the assignment, effective November 1, 2010, to the third party of all amounts owed by the Company to Robert Bryan Crutchfield, the Company’s former Chief Executive Officer. The note bears interest at the rate of 12% per annum and has a maturity date of November 1, 2011. A total of $25,000 of the loan was funded on or before October 31, 2010. The remaining $75,000 balance was funded after October 31, 2010, and the last $25,000 is expected to be funded in January 2011. The repayment of the note is secured by a security interest in substantially all of the Company’s assets. In consideration for making the loan, the Company agreed to issue the third party 400,000 shares of restricted common stock. The stock issued had a value of $124000 on the date of the grant, based on the closing trading price on October 29, 2010. The $124,000 is treated as a discount on the loan. Accordingly, the loan will be reflected as a liability of $66,000 and the $124,000 discount will be reduced pro rata over the term of the loan as additional interest expense on the note and added to the loan balance on a monthly basis.

On November 4, 2010, the Company obtained a $100,000 loan from a third party, which was evidenced by a Promissory Note. The note bears interest at the rate of 12% per annum, payable monthly in arrears, and has a maturity date of November 4, 2011. The repayment of the note is secured by a security interest in substantially all of the Company’s assets. In consideration for making the loan, the Company agreed to issue the third party 300,000 shares of restricted common stock. The stock issued had a value of $60,000 on the date of the grant, based on the closing trading price on November 4, 2010. The $60,000 is treated as a discount on the loan. Accordingly, the loan will be reflected as a liability of $40,000 and the $60,000 discount will be reduced pro rata over the term of the loan as additional interest expense on the note and added to the loan balance on a monthly basis.

On February 8, 2011, the Company obtained a $70,000 loan from a third party, which was evidenced by a Promissory Note. The note bears interest at the rate of 12% per annum, payable monthly in arrears, and has a maturity date of February 15, 2012. In consideration for making the loan, the Company agreed to issue the third party 140,000 shares of restricted common stock. The loan will be funded in three installments: $30,000 on or before February 10, 2011; $20,000 on or before February 24, 2011; and $20,000 on or before March 10, 2011. The stock issued had a value of $18,200 on the date of the grant, based on the closing trading price on February 8, 2011. The $18,200 is treated as a discount on the loan. Accordingly, the loan will be reflected as a liability of $51,800 and the $18,200 discount will be reduced pro rata over the term of the loan as additional interest expense on the note and added to the loan balance on a monthly basis.

Currently the Company does not have sufficient cash reserves to meet its contractual obligations under the Purchase and Loan and its ongoing monthly expenses, which the Company anticipates totaling approximately $250,000 over the next 12 months.  The Company has been able to continue operating to date largely from loans made by its former controlling shareholder and former Chief Executive Officer, Bryan Crutchfield and other debt financings to date.  The Company is currently looking at both short-term and more permanent financing opportunities, including debt or equity funding, bridge or short term loans, and/or traditional bank funding, but we have not decided on any specific path moving forward.  Until we have raised sufficient funding to pay our ongoing expenses associated with being a public company, and we have sufficient funds to support our planned operations, the Company can provide no assurances that it will be able to meet its short and long term liquidity needs, until necessary financing is secured.  The Company has started to generate revenue from the Nurses Lounge business in 2011, which the Company hopes will increase to the point where the Company can finance at least a substantial portion  of the Company’s obligations, of which there can be no assurance.

We do not currently have any additional formal commitments or identified sources of additional capital from third parties or from our officers, Director or majority shareholders. We can provide no assurance that additional financing will be available on favorable terms, if at all. If we are not able to raise the capital necessary to continue our business operations, we may be forced to abandon or curtail our business plan.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures are once again effective.  Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended July 31, 2010 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

WE REQUIRE ADDITIONAL CAPITAL IN ORDER TO TAKE THE NECESSARY STEPS TO GROW OUR BUSINESS.

Currently, the Company does not have available funds to develop the marketing and advertising materials or fund other operating and general and administrative expenses necessary to grow its business, nor does the Company have available funding necessary to complete the acquisitions described above.  For this reason, the Company has decided to abandon the previously announced acquisition targets described above and focus on the Nurses Lounge business which does not require significant capital.  The Company believes that moving forward it will be able to enlist commission based sales persons to generate sales and revenue without incurring significant overhead.  The Company has used some available  funds to hire independent contractors to pursue sales.  If we cannot secure additional financing, our growth and operations could be impaired by limitations on our access to capital. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it could have a material adverse impact upon our ability to conduct our business operations and pursue our expansion of Nurses Lounge.  As of the date of this report, we have only limited operations, and did not generate any significant revenues during the years ended January 31, 2010 or 2009.  For the quarter ended July 31, 2010, we did not generate any revenue. In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan, which could cause any securities in the Company to be worthless.

THE ACQUISITION OF WORKABROAD.COM REQUIRES THE COMPANY TO PAY APPROXIMATELY $200,000 OVER THE COURSE OF THREE YEARS, WHICH THE COMPANY DOES NOT CURRENTLY HAVE FUNDS TO PAY, AND WHICH PAYMENT OF WHICH IS SECURED BY A SECURITY INTEREST IN WORKABROAD.COM.

The purchase price for WorkAbroad.com included $202,500 which is payable at a rate of $2,248.17 per month, beginning in April 2010, based on a 10 year amortizing loan with interest at 6% and a balloon payment of all unpaid principal and interest due 36 months after closing (the “Loan”).  The Company obtained the $22,500 paid upon the parties’ entry into the Letter of Intent in connection with a loan from a third party, and anticipates raising additional funding to make the payments due under the Loan, of which there can no assurance will be available on favorable terms, if at all.  The Company is current on its monthly payment obligation through the payment due for February.  If a future payment is not made it is not cured within 15 days of receipt of a written notice from the Seller, the Seller has the right to redirect the URL and can retain all previously paid monies. Although the Company expects to focus solely on the Nurses Lounge business, if we were to lose rights to WorkAbroad.com, our securities could decline in value.  As discussed above, the Company continues to examine the WorkAbroad.com business to determine if it is consistent with the Nurses Lounge business model and strategy.

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

WE HAVE HISTORICALLY GENERATED LIMITED REVENUES AND HAVE GENERATED ONLY NOMINAL REVENUES FOR A PERIOD OF OVER TWO YEARS

We did not generate any revenues for the year ended January 31, 2008.  For the years ended January 31, 2010 and 2009, we generated only nominal revenues of $250 and $100, respectively.   For the quarter ended July 31, 2010, we did not generate any revenue.  Furthermore, we anticipate our expenses increasing in the future.  We do not currently generate significant revenues and have only limited operations.  We can make no assurances that we will be able to generate any revenues in the future, that we will have sufficient funding to support our operations and pay our expenses.  In the event we are unable to generate revenues and/or support our operations, we will be forced to curtail and/or abandon our current business plan and any investment in the Company could become worthless.

SINCE ACQUIRING NURSES LOUNGE, WE ARE NO LONGER CURRENTLY ACTIVELY PURSUING ACQUISITION AND/OR MERGER OPPORTUNITIES BUT WE MAY CHOOSE TO ENTER INTO ADDITIONAL MERGER AND/OR ACQUISITION TRANSACTIONS IN THE FUTURE.

Although it is not presently anticipated that the Company will make a significant acquisition, the Company  may enter into additional merger and/or acquisitions with separate companies, which may result in our majority shareholders changing and new shares of common or preferred stock being issued, resulting in substantial dilution to our then current shareholders.  If we do consummate any acquisitions, and our management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless.

SHAREHOLDERS WHO HOLD UNREGISTERED SHARES OF OUR COMMON STOCK ARE SUBJECT TO RESALE RESTRICTIONS PURSUANT TO RULE 144, DUE TO OUR STATUS AS A FORMER “SHELL COMPANY.”

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we believe we were a “shell company” pursuant to Rule 144 prior to our acquisition of WorkAbroad.com on August 10, 2010, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company”; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for the prior one year period; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company,” , which information was filed on August 11, 2010, and which sales pursuant to Rule 144 can therefore not be made any earlier than August 11, 2011.  Because none of our non-registered securities can be sold pursuant to Rule 144, until at least August 11, 2011 (or longer if we are still deemed to be a “shell company”), any non-registered securities we sell or issue to consultants or employees, in consideration for services rendered or for any other purpose, will have no liquidity until and unless such securities are registered with the Commission and/or until at least the later of (a) August 11, 2011 (or one year following the date we are deemed to not be a “shell company”); and (b) six months from the issuance of such securities.  Additionally, in the future, if we cease filing reports with the Commission or Rule 144 is not available for the sale of our securities, it may be impossible for holders of our securities to sell such securities.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  Additionally, moving forward, our status as a former “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.

TIMOTHY ARMES, THE CHIEF EXECUTIVE OFFICER OF NURSES LOUNGE, INC. AND OUR CHIEF OPERATING OFFICER, EXERCISES MAJORITY VOTING CONTROL OVER THE COMPANY AND CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.

As a result of the Exchange, the Cancellation Agreements and the Voting Agreement (described above), Timothy Armes, the former largest shareholder of Nurses Lounge and our Chief Operating Officer, holds voting rights over an aggregate of 22,477,795 shares or approximately 56% of the Company’s voting stock as of the closing of the Exchange and the Cancellation Agreements (based on approximately 40,000,000 shares of common stock then issued and outstanding).  Therefore, Mr. Armes can currently exercise majority voting control in determining the outcome of all corporate transactions or other matters, including the election and removal of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Armes from any officer position or Director position he may choose to hold within the Company, which will mean he will remain in constructive control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.  As of this time, Mr. Armes is not a Director and serves as Chief Operating Officer of the Company.

OUR CHIEF EXECUTIVE OFFICER AND DIRECTOR AND OUR CHIEF FINANCIAL OFFICER HAVE OTHER EMPLOYMENT OUTSIDE OF THE COMPANY, AND AS SUCH, MAY NOT BE ABLE TO DEVOTE SUFFICIENT TIME TO OUR OPERATIONS.

William Goldstein, our Chief Executive Officer and Director, and Marc Bercoon, our Chief Financial Officer, currently only spend approximately 20-30 hours per week each on Company matters, and as such they may not be able to devote a sufficient amount of time to our operations.  This may be exacerbated by the fact that the Company does not currently have the funds to hire additional personnel.  If current management is not able to spend a sufficient amount of his available time on our operations, we may never gain any clients, may not ever generate any revenue and/or any investment in the Company could become worthless.

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

OUR LOSSES RAISE DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We had cumulative operating losses through July 31, 2010 of $243,729 and had a working capital deficit at July 31, 2010 of $88,814.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or obtain profitable operations. As such, there is substantial doubt as to our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

OUR INDUSTRY IS HIGHLY COMPETITIVE.

The Company’s industry is highly competitive and fragmented. The Company expects competition to intensify in the future. The Company competes in its market with numerous national, regional and local companies, many of which have substantially greater financial, managerial and other resources than those presently available to the Company. Numerous well-established companies are focusing significant resources on providing services that currently compete and will compete with the Company's services in the future.  Although we believe that there is a need for a “niche” business, such as ours, the Company can make no assurance that it will be able to effectively compete with these other companies that may enter the market  of Nurses Lounge In the event that the Company cannot effectively compete on a continuing basis or competitive pressures arise, such inability to compete or competitive pressures will have a material adverse effect on the Company’s business, results of operations and financial condition.

OUR GROWTH WILL PLACE SIGNIFICANT STRAINS ON OUR RESOURCES.

The Company's growth, if any, is expected to place a significant strain on the Company's managerial, operational and financial resources as the Company only has two officers and a small number of employees and the Company will likely continue to have limited employees in the future.  Furthermore, assuming the Company receives clients, it will be required to manage multiple relationships with various clients and other third parties. These requirements will be exacerbated in the event of further growth of the Company or in the number of its clients. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company will be able to achieve the rapid execution necessary to successfully offer its services and implement its business plan. The Company's future operating results, if any, will also depend on its ability to add additional personnel commensurate with the growth of its business, if any. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be adversely affected.

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

WE CURRENTLY HAVE ONLY A LIMITED PUBLIC MARKET FOR OUR SECURITIES AND SUCH MARKET IS HIGHLY VOLATILE AND ILLIQUID.

In November 2008, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol RXSS.OB and on January 7, 2010, our symbol on the OTCBB changed to MCGI.OB in connection with our name change to MedCareers Group, Inc.  Due to the fact that we were unable to timely file this Form 10-Q for the period ending July 31, 2010, our common stock was de-listed from the OTCBB on October 6, 2010, and currently trades on the Pinksheets trading market under the symbol “MCGI.”  Following the filing of this report (and the timely filing of our subsequent reports), we believe that we will once again be eligible to quote our common stock on the OTCBB. However, we have not taken steps to engage a market maker to re-submit our common stock for quotation on the OTCBB, and provide no assurance that we will choose to do so in the future.

There is currently a limited market for our common stock on the Pinksheets which is volatile, illiquid and sporadic and is subject to wide fluctuations in response to several factors, including, but not limited to:

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

WE WERE LATE IN FILING THIS QUARTERLY REPORT WITH THE SEC, AND WE WERE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.  IF WE ARE LATE IN FILING SUBSEQUENT REPORTS OR DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD AGAIN IN THE FUTURE, WE COULD BE PROHIBITED FROM TRADING ON THE OVER-THE-COUNTER BULLETIN BOARD FOR AT LEAST A YEAR.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Furthermore, any OTCBB issuer who fails to file a required periodic report within 30 days of the due date of such filing is automatically de-listed from the OTCBB.  As such, we were de-listed from the OTCBB for our failure to file this Form 10-Q within 30 days of its due date, and our common stock currently trades on the Pinksheets.  Additionally, we received one “strike” for failing to timely file this Form 10-Q.  Once we file this report (and any other reports which are then due) we believe that we will be eligible to have our common stock re-quoted on the OTCBB.  However, we have not taken steps to engage a market maker to re-submit our common stock for quotation on the OTCBB, and provide no assurance that we will choose to do so in the future. In the event our common stock is re-quoted on the OTCBB and we are again de-listed from the OTCBB an additional time in the current 24 month period, or are late in our filings two (2) additional times in the current 24 month period, we will not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late in our filings two additional times or re-apply for quotation on the OTCBB and are de-listed from the OTCBB for any reason in the current twenty-four (24) month period, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

Risk Factors Relating to Our Operations

IN THE FUTURE WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY RIGHTS CLAIMS WHICH ARE COSTLY TO DEFEND, COULD REQUIRE US TO PAY DAMAGES, AND COULD LIMIT OUR ABILITY TO USE CERTAIN TECHNOLOGIES IN THE FUTURE.

Companies in the Internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. Our future technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination also could prevent us from offering our services to others.

With respect to any intellectual property rights claim, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms and may significantly increase our operating expenses. The technology also may not be available for license to us at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for the infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively. Any of these results could harm our brand and operating results.

PRIVACY CONCERNS RELATING TO ELEMENTS OF OUR FUTURE TECHNOLOGY COULD DAMAGE OUR REPUTATION AND DETER CURRENT AND POTENTIAL USERS FROM USING OUR PRODUCTS AND SERVICES.

From time to time, concerns may be expressed about whether our future technology compromises the privacy of users and others. Concerns about our collection, use or sharing of personal information or other privacy-related matters, even if unfounded, could damage our reputation and operating results.

MORE INDIVIDUALS ARE USING NON-PC DEVICES TO ACCESS THE INTERNET, AND OUR FUTURE TECHNOLOGY MAY NOT BE WIDELY ADOPTED BY USERS OF THESE DEVICES.

The number of people who access the Internet through devices other than personal computers, including mobile telephones, hand-held calendaring and email assistants, and television set-top devices, has increased dramatically in the past few years. The lower resolution, functionality and memory associated with alternative devices of our websites may not perform well for these non-PC devices, which may greatly limit the marketability of our website to this increasingly important non-PC device portion of the market for online services.

WE MAY RELY ON INSURANCE IN THE FUTURE TO MITIGATE SOME RISKS AND, TO THE EXTENT THE COST OF INSURANCE INCREASES OR WE ARE UNABLE OR CHOOSE NOT TO MAINTAIN SUFFICIENT INSURANCE TO MITIGATE THE RISKS FACING OUR BUSINESS, OUR OPERATING RESULTS MAY BE DIMINISHED.

We currently plan to contract for insurance to cover certain potential risks and liabilities. In the current environment, insurance companies are increasingly specific about what they will and will not insure. It is possible that we may not be able to get enough insurance to meet our needs, may have to pay very high prices for the coverage we do get or may not be able to acquire any insurance for certain types of business risk. In addition, we may choose not to obtain insurance for certain risks facing our business. This could leave us exposed to potential claims. If we were found liable for a significant claim in the future, our operating results could be negatively impacted. Also, to the extent the cost of maintaining insurance increases, our operating results will be negatively affected.

WE HAVE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE TO REMAIN COMPETITIVE IN OUR RAPIDLY EVOLVING INDUSTRY.

Our future success will depend on our ability to implement our plans, adapt to rapidly changing technologies and evolving industry standards to improve the performance and reliability of our services. Our failure to adapt to such changes would harm our business. New technologies and advertising media could adversely affect us. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our future technology for these changing demands.

WORKABROAD.COM HAS NOT PRODUCED SIGNIFICANT REVENUE TO DATE.

Currently, the WorkAbroad.com website does not have a history of producing significant revenue, with the minimal revenue it has produced to date being generated through a “click-for-pay” click through model and not a job posting website as it is our plan to implement in the future. Although the Company is optimistic about the potential for such website to generate revenues, there is no assurance that the Company will be successful in its endeavors to create the software needed to implement its plans for the WorkAbroad.com website or to make WorkAbroad.com into a successful revenue generating operation, or that WorkAbroad.com will generate sufficient revenues to allow us to support our operations.  As such, we may never generate significant revenue and our securities may decline in value or become worthless.

NURSES LOUNGE HAS NOT PRODUCED SIGNIFICANT REVENUE TO DATE.

Currently, Nurses Lounge does not have a history of producing significant revenues as it has focused on building a network of nurses through the creation of online lounges and has only in January 2011 begun to sell its services to employers and advertisers.  Although the Company is optimistic about the potential for Nurses Lounge to generate significant revenues, there is no assurance that the Company will be successful in its endeavors.  As such, although there has been some revenue generated in 2011, we may never generate significant revenues and our securities may decline in value or become worthless.

OUR INTELLECTUAL PROPERTY RIGHTS ARE VALUABLE, AND ANY INABILITY TO PROTECT THEM COULD REDUCE THE VALUE OF OUR PRODUCTS, SERVICES AND BRAND.

Currently, the fees to retain the use of our domain names are relatively immaterial, but if the classification of domain names were to change and the costs of securing the attendants rights to domain names were to become significant or if registrations for domain names were to significantly increase, the Company could be in a position where it could not afford to maintain its rights to its domain names.  Although the Company does not anticipate this to occur, any significant increase in these types of costs could harm our business or our ability to protect our ownership rights and could make it more expensive to do business and harm our operating results, if any.

WE WILL FACE SIGNIFICANT COMPETITION FROM MONSTER.COM, CAREERBUILDER.COM AND JOBS.COM, AS WELL AS MORE GENERAL POSTING SITES SUCH AS CRAIGSLIST.COM AND OTHER INTERNET JOB POSTING WEBSITES.

Although the Company does not intend to utilize workabroad.com or nurseslounge.com in a manner to directly compete with established job posting websites, the Company acknowledges that we face competition in every aspect of our planned business, and particularly from other companies that seek to connect people with jobs and employers with employees through the use of the Internet, including, but not limited to Monster.com, Careerbuilder.com and Jobs.com, as well as more general posting sites such as Craigslist.com.  We will also compete with companies, including recruiting search firms, as well as newspapers, magazines and other traditional media companies that provide online job search services, such as CareerPath.com. We also compete with large Internet information hubs, or portals, such as AOL.com, Google.com, Yahoo.com and Bing.com.  Finally, we compete with “communities” that claim to provide nurses with news, career advice and social interaction, and include NursingLink - owned by Monster.com; NurseConnect  - owned and operated by AMN healthcare, a large travel firm; NurseZone  - also owned and operated by AMN healthcare; and Allnurses – a nursing forum and discussion board.  Additionally, and to a lesser extent, Nurses Lounge competes with other websites that encourage users to create connections with other colleagues and persons with similar interests such as Linked in, Facebook and Myspace.

We may also experience competition in the future from potential customers to the extent that they develop their own services internally.  All of those companies and potential competitors will likely have more employees, more resources, better brand recognition, and longer operating histories than we do. Although it is not the Company’s intent to operate a website that competes with these established brands, we may be unable to compete with these and other websites in the efforts to draw Internet traffic to our websites in the future, which could force us to curtail our business plan or operations, which would ultimately cause the value of our securities to decline in value or become worthless.

PRIVACY CONCERNS RELATING TO OPERATION OF WORKABROAD.COM AND NURSESLOUNGE.COM COULD DAMAGE OUR REPUTATION AND DETER CURRENT AND POTENTIAL USERS FROM USING WORKABROAD.COM.

From time to time, concerns may be expressed about whether nurseslounge.com and/or WorkAbroad.com compromises the privacy of users and others. Concerns about our future collection, use or sharing of personal information or other privacy-related matters, even if unfounded, could damage our reputation and operating results.

WE FACE RISKS IN CONNECTION WITH CHANGES IN THE INDUSTRY THAT CURRENTLY EXIST THAT ALLOW WEBSITES TO GENERATE REVENUE FROM A VARIETY OF MEANS SUCH AS PAY PER CLICK; KEYWORD PURCHASES; PAID SEARCH RESULTS; REVENUE SHARING FROM ADVERTISING; AND BANNER ADS.

Currently, websites are able to generate revenue from a variety of uses and services.  To the extent any of these uses become more limited or there is a trend away from online commercial activity to any degree or there is a greater shift in the economic environment away from Internet based businesses, the Company’s prospects and plans can be diminished or made infeasible.  Any of these conditions could make the Company’s ability to operate more difficult and could have an adverse effect on the Company’s securities.

OUR PLANNED FUTURE OPERATIONS COULD BE HINDERED BY THE ONGOING RECESSION.

The online job and employment recruitment industry and to a lesser extent the recruitment of offshore healthcare workers is largely dependent on the demand for such employees and the general economic conditions, including the unemployment rate in the United States and internationally.  Due to the fact that the United States and several other international countries are currently in an ongoing recession, demand for online recruitment offerings and the recruitment of healthcare workers in general, may be significantly and adversely affected by the level of economic activity, demand for healthcare workers and the level of unemployment in the United States and abroad. A further prolonged recession could cause employers to reduce or postpone their recruiting efforts generally and their online recruiting efforts in particular, which could have adverse effects on our planned business, future results of operations and financial condition, which could be materially and adversely affected.

WE MAY BE UNABLE TO BUILD AWARENESS OF THE "WORKABROAD.COM" AND “NURSESLOUNGE.COM” BRAND NAMES.

We believe that building awareness of the "WorkAbroad.com" and “Nurseslounge.com” brand names are critical to achieving widespread acceptance of our planned online  offerings. Brand recognition is a key differentiating factor among providers of online recruitment offerings and we believe it could become more important as competition in the online recruitment market increases. Moving forward, funding permitting, we may find it necessary to spend significant funds on our sales and marketing efforts or otherwise increase our financial commitment, if any, to creating and maintaining brand awareness among potential customers. If we fail to successfully promote and maintain our brand or incur significant expenses in promoting our brand, our business, results of operations and financial condition could be materially and adversely affected.

OUR FUTURE BUSINESS WILL BE DEPENDENT ON THE DEVELOPMENT AND MAINTENANCE OF THE INTERNET INFRASTRUCTURE.

Our success will depend, in large part, upon the development and maintenance of the Internet infrastructure as a reliable network backbone with the necessary speed, data capacity and security, and timely development of enabling products, for providing reliable Internet access and services. We cannot assure you that the Internet infrastructure will continue to effectively support the demands placed on it as the Internet continues to experience increased numbers of users, greater frequency of use or increased bandwidth requirements of users. Even if the necessary infrastructure or technologies are developed, we may have to spend considerable resources to adapt our offerings accordingly. Furthermore, in the past, the Internet has experienced a variety of outages and other delays. Any future outages or delays could affect our ability to maintain and operate our websites and the willingness of employers and job seekers to use our future online recruitment offering. If any of these events occur, our business, results of operations and financial condition could be materially and adversely affected.

BREACHES OF INTERNET SECURITY COULD ADVERSELY AFFECT OUR BUSINESS OPERATIONS.

The need to securely transmit confidential information over the Internet has been a significant barrier to electronic commerce and communications over the Internet. Any well-publicized compromise of security on the Internet could deter more people from using the Internet or from using it to conduct transactions that involve transmitting confidential information, such as a job seeker's resume or an employer's hiring needs. We may be required to incur significant costs to protect against the threat of security breaches to our websites in the future or to alleviate problems caused by such breaches. If any of these events occur, our business, results of operations and financial condition could be materially and adversely affected.

WE MAY BE LIABLE FOR INFORMATION RETRIEVED FROM OR TRANSMITTED OVER THE INTERNET.

We may be sued for defamation, negligence, copyright or trademark infringement, personal injury or other legal claims relating to information that is published or made available on our website. These types of claims have been brought, sometimes successfully, against online services in the past. We could also be sued for the content that is accessible from our websites through links to other Internet sites or through content and materials that may be posted by employers or job seekers. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not found liable. If any of these events occur, our business, results of operations and financial condition could be materially and adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2010, in connection with our entry into the PHP Agreement, we agreed to issue PHP 1,200,000 shares of common stock with such resale restrictions as described in greater detail above. The shares of common stock have not been physically issued to date however and since this agreement has been mutually terminated with no penalty by the parties, these shares will not be issued.

On or around November 19, 2010, the Company entered into a Share Exchange Agreement (the “Exchange”) with Nurses Lounge, Inc., a Texas corporation (“Nurses Lounge”) and the nine shareholders of Nurses Lounge (the “Nurses Lounge Shareholders”).  Pursuant to the Exchange, we agreed to issue 24,000,000 restricted shares of our common stock to the Nurses Lounge Shareholders in exchange for 100% of the issued and outstanding shares of common stock of Nurses Lounge.

In November 2010, the Company granted Options to purchase an aggregate of 4,000,000 shares of the Company’s common stock to Timothy Armes, in consideration for Mr. Armes entering into an Employment Agreement with Nurses Lounge, and Options to purchase an aggregate of 2,000,000 shares of the Company’s common stock to Garret Armes, the Vice President of Nurses Lounge and the son of Timothy Armes, in consideration for agreeing to enter into an employment agreement.  The Options are exercisable, subject to vesting requirements, any time prior to November 15, 2015, have an exercise price of $0.25 per share, and contain a cashless exercise provision.

In October and November 2010, the Company borrowed $100,000 each from two third parties and agreed to issue such third parties 300,000 and 400,000 restricted shares of common stock, respectively, in consideration for agreeing to make such loans. The transactions are described in greater detail above.

In February 2011, the Company borrowed $70,000 from a third party and agreed to issue said third party 140,000 restricted shares of common stock in consideration for agreeing to make such loan. This transaction is described in greater detail above.

The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuances and grants did not involve a public offering, the recipients took the shares and options for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients were either (a) “accredited investors” and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Act. No underwriters or agents were involved in the foregoing issuances and the Company paid no underwriting discounts or commissions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On September 14, 2010, the Securities and Exchange Commission (the “SEC”) filed a complaint in the United States District Court for the Central District of California against LADP Acquisition, Inc. (“LADP Acquisition”) and its principals, William A. Goldstein and Marc E. Bercoon, the Company’s President and Director and Chief Financial Officer, respectively.

The suit is currently pending and the Company is currently unclear of the result such complaint will have on Mr. Goldstein or Mr. Bercoon’s ability to continue to serve as our officers or Directors or as a result, the Company.  Any negative publicity that Mr. Goldstein, Mr. Bercoon, or the Company receive as a result of the SEC’s suit, the final outcome of the suit or penalties in connection therewith could cause the value of our securities to decline in value or become worthless.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(5)	Certificate of Amendment to Articles of Incorporation

Exhibit 3.3(5)	Certificate of Correction to Certificate of Amendment to Articles of Incorporation

Exhibit 3.2(1)	Bylaws

Exhibit 10.1(1)	Revolving Credit Promissory Note with Kevin McAdams (December 12, 2007)
Exhibit 10.2(1) Exhibit 10.3(2)	Convertible Promissory Note with David M. Loev (March 11, 2008) Amended Convertible Promissory Note with David M. Loev

Exhibit 10.4(3)	Amended Revolving Credit Promissory Note with Kevin McAdams

Exhibit 10.5(3)	Second Amended Convertible Promissory Note with David M. Loev

Exhibit 10.6(4)	Stock Purchase Agreement

Exhibit 10.7(4)	Voting Agreement

Exhibit 10.8(4)	Debt Extinguishment Agreement (Kevin McAdams)

Exhibit 10.9(4)	Debt Extinguishment Agreement (David M. Loev)

Exhibit 10.10(6)	Agreement with Premier Healthcare Professionals, Inc.

Exhibit 10.11(7)	Promissory Note

Exhibit 10.12(8)	Asset Purchase Agreement Relating to the Purchase of WorkAbroad.com

Exhibit 10.13(8)	WorkAbroad.com Development Proposal

Exhibit 10.14(9)	Share Exchange Agreement with Nurses Lounge and the Shareholders of Nurses Lounge

Exhibit 10.15(9)	Cancellation of Shares Agreements

Exhibit 10.16(9)	Voting Agreement

Exhibit 10.17(9)	Employment Agreement with Timothy Armes (Nurses Lounge)

Exhibit 10.18(9)	Option Agreement with Garret Armes

Exhibit 10.19(9)	Option Agreement with Timothy Armes

Exhibit 10.20(9)	Spin-Off Agreement

Exhibit 10.21(9)	$190,000 Promissory Note

Exhibit 10.22(9)	$100,000 Promissory Note

Exhibit 10.23*	$50,000 Promissory Note

Exhibit 31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certificate of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1(8)	Financial Statements of WorkAbroad.com

Exhibit 99.2(8)	Pro Forma Financial Information of WorkAbroad.com

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

(8) Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on August 11, 2010, and incorporated herein by reference.

(9) Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on December 2, 2010, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 11, 2011	By: /s/William A. Goldstein
William A. Goldstein
Chief Executive Officer (Principal Executive Officer), President, Secretary and Director

DATED: March 11, 2011	By: /s/ Marc E. Bercoon
Marc E. Bercoon
Vice President, Chief Financial Officer
(Principal Financial Officer/Principal Accounting Officer) and Treasurer