Form 10-Q
period 2010-10-31
MEDCAREERS GROUP, Inc.
filed 2011-03-11
CIK 1438901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

At February 17, 2011, there were 51,885,000 shares of the Issuer's common stock outstanding, which includes 11,185,000 shares which have been agreed to be cancelled, but which are still outstanding as of the date of this report.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MedCareers Group, Inc.
(Formerly RX Scripted, Inc.)
(A Development Stage Company)
Balance Sheets
(Unaudited)

	October 31, 2010	January 31, 2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$25,593	$627
Prepaid debt discount	41,518
Total Current Assets	67,111	627

OTHER ASSETS
Website asset, net of amortization	223,931	-

TOTAL ASSETS	$291,042	$627

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$18,929	$5,830
Accounts payable and accrued expenses - related party	12,759	8,945
Advances from related parties	-	300
Note payable - short term	144,895
Total Current Liabilities	176,583	15,075

Long Term Debt	202,935

TOTAL LIABILITIES	379,518	15,075

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value: 10,000,000 authorized, none outstanding	-	-
Common stock, $0.001 par value, 350,000,000 authorized, 33,225,000 and 32,825,000 issued and outstanding, respectively	33,225	32,825
Additional paid-in capital	152,047	97,090
Deficit accumulated during development stage	(273,748)	(144,363)

TOTAL STOCKHOLDERS' DEFICIT	(88,476)	(14,448)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$291,042	$627

See notes to financial statements.

MedCareers Group, Inc.
(Formerly RX Scripted, Inc.)
(A Development Stage Company)
Statements of Operations
For the Three and Nine Months Ended October 31, 2010, and 2009,
and December 30, 2004 (Inception) to October 31, 2010
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,		Inception to October 31,
	2010	2009	2010	2009	2010
REVENUES
Services	$4,460	$-	$4,460	$250	$34,327

EXPENSES
Selling, general and administrative	14,050	16,064	111,797	35,908	279,875
Amortization	6,057	-	6,057	-	6,057
Total Expenses	20,107	16,064	117,854	35,908	285,932

LOSS FROM OPERATIONS	(15,647)	(16,064)	(113,394)	(35,658)	(251,605)

OTHER EXPENSES
Loss on assignment of debt	5,982	-	5,982	-	5,982
Interest expense	8,390	673	10,009	2,402	16,161

NET LOSS	$(30,019)	$(16,737)	$(129,385)	$(38,060)	$(273,748)

NET LOSS PER SHARE – Basic and diluted	$(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING – Basic and diluted	32,838,043	32,825,000	32,829,396	32,825,000

See notes to financial statements.

MedCareers Group, Inc.
(Formerly RX Scripted, Inc.)
(A Development Stage Company)
Statements of Cash Flows
For the Nine Months Ended October 31, 2010 and 2009
and For the Period December 30, 2004 (Inception) through October 31, 2010
(Unaudited)
	Nine Months Ended October 31,		Inception through October 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(129,385)	$(38,060)	$(273,748)
Adjustments to reconcile net loss to net
Amortization	6,057	-	6,057
Loss on assignment of debt	5,982	-	5,982
Share-based compensation	-	-	7,000
Changes in operating assets and liabilities:
Prepaid and other assets	-	-	30,000
Accounts payable and accrued expenses	13,099	(396)	19,826
Accounts payable and accrued expenses – related party	4,152	2,082	18,222
NET CASH USED IN OPERATING ACTIVITIES	(100,095)	(36,374)	(186,661)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid on website acquisition, net of cash received	(27,488)	-	(27,488)
CASH USED IN INVESTING ACTIVITIES	(27,488)	-	(27,488)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of member units	-	-	1,000
Proceeds from sale of common stock	-	-	23,250
Contributions of capital from shareholders	-	28,493	28,493
Net proceeds from shareholder loans and advances	83,380	-	86,630
Proceeds from note payable – related party	-	8,200	33,700
Payments of note payable - related party	-	-	(2,500)
Proceeds from note payable	102,248	-	102,248
Payments of note payable	(33,079)	-	(33,079)
NET CASH PROVIDED BY FINANCING ACTIVITIES	152,549	36,693	239,742

NET INCREASE (DECREASE) IN CASH	24,966	319	25,593
CASH AT BEGINNING OF PERIOD	627	224	-
CASH AT END OF PERIOD	$25,593	$543	$25,593

SUPPLEMENTAL DISCLOSURES
CASH PAID FOR:
Interest paid	$8,997	$-	$20,703
Income taxes paid	-	-	-
NONCASH INVESTING AND FINANCING ACTIVITIES:
Recapitalization	$-	$-	$1,000
Extinguishment of related party debt	-	72,172	70,172
Assignment of related party debt	84,018	-	84,018
Issuance of note payable to related party for prepaid legal fees	-	-	30,000
Stock issued for promissory note	55,357	-	55,357
Note issued for acquisition of workabroad.com	202,500	-	202,500

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with original maturities of three months or less from time of purchase to be cash equivalents. As of October 31, 2010, the Company had $25,593 cash and cash equivalents.

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

The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable approximate fair value due to the short-term nature or maturity of the instruments

Long-Lived Assets - MedCareers evaluates long-lived assets, such as purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  MedCareers applies judgment when assessing the fair value of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss if estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When MedCareers identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. No impairment charges were recorded in the periods presented.

Net Loss Per Share – Basic earnings (loss) per share equals net income (loss) divided by weighted average shares outstanding during the year.  Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  As of October 31, 2010 and 2009, MedCareers did not have any outstanding contingently issuable shares.

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

2.            Going Concern

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through October 31, 2010 of $273,748 and has a working capital deficit at October 31, 2010 of $109,472.

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

3.            Advances From – Related Parties

MedCareers Group, Inc. has advances from its former sole Director and primary shareholder of $0 and $300 at October 31, 2010 and January 31, 2010, respectively as $84,018 of related party advances were assigned to an unrelated party.  These advances are due on demand and bear interest at the rate of 2% per annum.  The Company accrued $318 in interest expense for the period the advances were outstanding to the related party for the three month period ended October 31, 2010.

4.            Note Payable

On March 8, 2010, MedCareers Group, Inc. received financing of $25,000 for the down payment on a pending acquisition described below.  This third-party note accrues interest at 6% per annum and is payable on March 8, 2014.  The Company accrued $378 in interest expense for the three month period ended October 31, 2010.  The Company also received $50,000 pursuant to a note payable from a third party with interest accruing at 10% per annum.  This note payable is classified as a current liability due to the May 31, 2011 maturity date.

5.            COMITTMENTS AND CONTINGENCIES

On February 26, 2010, MedCareers entered into an agreement to acquire the business www.medcareers.com (“Medcareers.com”).  Medcareers.com is a job posting website for medical related jobs and formerly powered the job board for WebMD (NASDAQ:WBMD).  The purchase price was to be approximately $675,000 which was subject to adjustment based on the results of an audit.  The purchase was expected to be paid in cash with traditional debt and/or seller financing with no conversion features and no dilution to Company shareholders.  The Company acquired the Nurses Lounge business in November 2010.  In connection with that acquisition, the President of Nurses Lounge became the Company’s controlling shareholder.  Because of the current decision of the new controlling shareholder to focus on developing the Nurses Lounge business (as described in note 7, below), the Company will no longer be pursuing the MedCareers.com acquisition.

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

The acquisition was accounted for as a purchase business combination.  The total adjusted purchase price of $217,461 was allocated to the domain name “workabroad.com” which is recorded under “Website assets” on the balance sheet.  The intangible asset is being amortized over its useful life of 8 years.  The amortization expense for the period ending October 31, 2010 is $6,057. No goodwill was recorded.

The following unaudited pro forma information assumes the acquisition of workabroad.com occurred as of the beginning of each period.  The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

	As Reported	Pro-Forma
Three months ended October 31, 2010
Revenues	$4,460	$5,444
Net Loss	(30,019)	(29,752)
Loss Per Share	(0.00)	(0.00)

Three months ended October 31, 2009
Revenues	$–	$3,698
Net Loss	(16,737)	(19,813)
Loss Per Share	(0.00)	(0.00)

Nine months ended October 31, 2010
Revenues	$4,460	$12,961
Net Loss	(129,385)	(135,222)
Loss Per Share	(0.00)	(0.00)

Nine months ended October 31, 2009
Revenues	$250	$10,223
Net Loss	(38,060)	(28,095)
Loss Per Share	(0.00)	(0.00)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO OCTOBER 31, 2010. AS USED HEREIN, THE "COMPANY," “MEDCAREERS,” "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO MEDCAREERS GROUP, INC.

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

As a result of the Certificate (as corrected) and the Stock Split which became effective January 7, 2010, the Company has 350,000,000 shares of common stock and 10,000,000 shares of preferred stock, $0.001 par value per share authorized; and as a result of the Name Change, the Company’s name was changed to MedCareers Group, Inc.  Additionally, as a result of filing the Certificate, the Company’s symbol on the Over-The-Counter Bulletin Board changed to “MCGI”, effective January 7, 2010.  Effective in October 2010, we were automatically delisted from the Over-The-Counter Bulletin Board for failing to timely file our August 31, 2010 Form 10-Q, and since that time, we have traded on the Pink Sheets trading market under the symbol “MCGI.”

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

Since the closing of the Nurses Lounge acquisition, Timothy Armes, the new controlling shareholder of the Company, has decided that the focus of the Company will be on developing Nurses Lounge and businesses that are complementary to Nurses Lounge.  Accordingly, the Company does not intend to continue to pursue the MedCareers.com, Physicianwork Purchase, or any nurse staffing acquisitions at this time.  However, the Company is receptive to exploring other opportunities that the Company believes are complimentary to the Nurses Lounge business as the Company continues to believe that healthcare is a growth opportunity even in the current poor economic environment.  At this time, the Company does not have any agreements or understandings in place in connection with any complimentary businesses or relationships.

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

Prior to receipt of the aforementioned $50,000 of financing, the Company’s former President and Chief Executive Officer, Robert Bryan Crutchfield, extended advances on behalf of the Company in payment of certain expenses.  These advances are repayable upon demand and accrue interest at the rate of 2% per annum.  As of October 31, 2010, the amount outstanding under these advances was $84,018, including accrued interest and interest expense recorded for the quarter was $338.

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

Plans Moving Forward

The Company has historically been an event planning consulting company engaged in the planning and execution of medical meetings and educational programs for nurses, physicians, pharmacists and other healthcare professionals.  Moving forward, and subsequent to the acquisition of Nurses Lounge, we plan to focus on Nurses Lounge, and have discontinued the event planning and consulting operations and in fact have spun-off that operation as of November 30, 2010 as described above.  The Company will continue its  plans for WorkAbroad.com (as previously disclosed in our filings with the Commission), and pursue the growth of the Nurses Lounge business through the creation of more lounges and attempting to sell services to parties that hire nurses or have a business purpose for accessing a professional community composed of nurses and nurse professionals.

Our management believes that employee recruiting is one of the most critical business processes performed by companies today.  Additionally, due to the recent global economic downturn and high unemployment rate, we believe that employers have decreased the hiring of new employees and have been much more selective in the candidates that they do hire, while also looking to cut costs and save money on new hires.  Notwithstanding these conditions, the Company believes that healthcare professionals remain in relatively high demand on a global basis due to a number of factors, including the aging of the population and the fact that individuals generally require more medical care as they age.  Due to these factors, our management believes that WorkAbroad.com, as well as nurseslounge.com, which allow employees to more efficiently reach healthcare workers both domestically and internationally.  Although management believes that WorkAbroad.com’s model is consistent with Nurses Lounge’s operations, Nurses Lounge focuses on building an online community of nurses with a focus on the nurse.  Nurses Lounge is not merely a job posting website, but rather offers job postings as one service available to nurses who use Nurses Lounge.  WorkAbroad.com is a website that focuses solely on job postings.

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

COMPARISON OF OPERATING RESULTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2010, COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2009

We had revenues of $4,460 for the three months ended October 31, 2010.  This revenue was generated by Workabroad.com which transaction closed on August 10, 2010.  This revenue was from the period from August 10, 2010 to October 31, 2010.    For the quarter ending October 31, 2009, the Company had no revenue.

We had selling, general and administrative expenses of $14,050 for the three months ended October 31, 2010, compared to selling, general and administrative expenses of $16,064 for the three months ended October 31, 2009, a decrease in selling, general and administrative expenses of $2,014 or 12.5% from the prior period.  The decrease in selling, general and administrative expenses was mainly due to decreased legal expenses during the three months ended October 31, 2010 compared to the prior period. We had amortization expense of $6,057 for the three months ended October 31, 2010 compared to $0 for 2009.

We had total other expenses of $14,372 consisting of interest expense of $8,390 and $5,982 of loss on settlement of debt in connection with the transfer of $84,016 of related party debt to a third party which was increased to $90,000 of debt,  for the three months ended October 31, 2010, compared to other expenses, consisting solely of interest expense for the three months ended October 31, 2009 of $673, an increase in interest expenses of $7,717 from the prior period and an increase in total other expenses of $19,756 from the prior period. The increase in other expenses is due to the interest on the $50,000 debt financing received in May 2010 at 10% interest per annum (as described below); accrued interest on the $25,000 loan received in connection with the Workabroad acquisition in March 2010, and interest on the Loan (described below) and an additional $25,000 of financing the Company secured at an annual rate of interest of 12% in October 2010 (all of these financings are described in more detail below), as well as the $5,982 of loss on settlement of debt.

We had a net loss of $30,019 for the three months ended October 31, 2010, compared to a net loss of $16,737 for the three months ended October 31, 2009, an increase in net loss of $13,202 or 79.4% from the prior period. The increase in net loss was mainly attributable to the increase in revenues and decrease in selling, general and administrative expenses which was offset by the increase in total other expenses for the three months ended October 31, 2010, compared to the three months ended October 31, 2009.

FOR THE NINE MONTHS ENDED OCTOBER 31, 2010, COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2009

We had revenues of $4,460 for the nine months ended October 31, 2010 as the Workaborad.com transaction closed on August 10, 2010.  This represented an increase of $4,460 from the prior nine month period. Revenues for the nine months ended October 31, 2009 were $250 which was generated from the event planning business which the Company has recently spun-off and discontinued.

We had selling, general and administrative expenses of $111,797 for the nine months ended October 31, 2010, compared to selling, general and administrative expenses of $35,908 for the nine months ended October 31, 2009, an increase in selling, general and administrative expenses of $75,889 or 211% from the prior period.  The increase in selling, general and administrative expenses was mainly due to an increase in one-time legal, accounting and public relation related fees and expenses relating to the disclosure of business activities during the nine months ended October 31, 2010, which expenses were not incurred during the nine months ended October 31, 2009. We had amortization expense of $6,057 for the nine months ended October 31, 2010 compared to $0 for 2009.

We had total other expenses of $15,991, consisting of interest expense of $10,009 and loss on settlement of debt of $5,982 in connection with the transfer of $84,016 of related party debt to a third party which was increased to $90,000 of debt, for the nine months ended October 31, 2010, compared to other expenses, consisting solely of interest expense for the nine months ended October 31, 2009 of $2,402, an increase in interest expense of $7,607 from the prior period and an increase in total other expenses of $19,646 from the prior period. The increase in other expenses is due to the interest on the $50,000 debt financing received in May 2010 at 10% interest per annum (as described below); accrued interest on the $25,000 loan received in connection with the Workabroad acquisition in March 2010, and interest on the Loan (described below) and an additional $25,000 of financing the Company secured at an annual rate of interest of 12%  in October 2010 (all of these financings are described in more detail below), as well as the $5,982 of gain on settlement of debt.

We had a net loss of $129,385 for the nine months ended October 31, 2010, compared to a net loss of $38,060 for the nine months ended October 31, 2009, an increase in net loss of $91,325 from the prior period. The increase in net loss was mainly attributable to the increase in selling, general and administrative expenses for the nine months ended October 31, 2010, compared to the nine months ended October 31, 2009 and the increase in total other expenses.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $291,042 as of October 31, 2010, which included current assets of cash and cash equivalents of $25,593 and prepaid debt discount of $41,518 and $223,931 of other assets related to the Workabroad acquisition which closed on August 10, 2010.

We had total liabilities of $379,518 as of October 31, 2010, which consisted of current liabilities of $176,583, which included $18,929 of accounts payable and accrued interest expenses, $12,759 of accounts payable to related party relating to legal fees, and $144,895 of short term notes payable and long-term liabilities of $202,935 related to the Loan received in connection with our purchase of WorkAbroad.com described above.  This third-party note accrues interest at 6% per annum and is payable on March 8, 2014.

We had negative working capital of $109,492 and a total deficit accumulated during the development stage of $273,748 as of October 31, 2010.

We had net cash used in operating activities of $100,095 for the nine months ended October 31, 2010, which was mainly due to $129,385 of net loss which was partially offset by $13,099 of increases in accounts payable and accrued expenses.

We had $27,488 of cash used in investing activities for the nine months ended October 31, 2010, which was solely due to the purchase of WorkAbroad.com which transaction closed on August 10, 2010.

We had $152,549 of net cash provided by financing activities for the nine months ended October 31, 2010, which was mainly due to $102,248 of proceeds from notes payable including the Loan in connection with the WorkAbroad.com acquisition and $83,380 of contributions from shareholders.

On May 11, 2010, the Company secured a commitment for $300,000 of debt financing pursuant to a line of credit.  The loan accrues interest at 10% per annum, payable quarterly starting August 1, 2010 and has a maturity date of May 31, 2011.  The Company has the right to extend the loan for six months by paying a $10,000 extension fee prior to its maturity.  A total of $50,000 of the financing has been borrowed to date and was released to the Company on or around May 14, 2010, the remaining $250,000 is earmarked for acquisitions and will be released only in connection with an acquisition.  Because management does not expect to pursue any additional acquisitions at this time, the Company does not believe it will be able to draw additional funds from this loan.  The balance outstanding on the $50,000 financing has been reduced to $27,951 as of October 31, 2010 due to partial repayments.

On March 8, 2010, the Company paid the required 10% down payment (equal to $22,500) on the purchase price related to the WorkAbroad.com purchase to Steve Elisberg (the “Seller”).  The remaining balance due ($202,500) pursuant to the Purchase will be payable at a rate of $2,248.17 per month, beginning in April 2010, based on a 10 year amortizing loan with interest at 6% with a balloon payment of all unpaid principal and interest due 36 months after closing (the “Loan”).  The Company is current on the monthly payment obligations through December 2010.   The Company borrowed $22,500 from a third party at six percent interest which is payable in four years, which was used to make the down payment.  As of October 31, 2010, the balance of the Loan was $193,720.

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

On or around October 29, 2010, the Company borrowed $100,000 from a third party, which was evidenced by a Promissory Note in the amount of $190,000, which Promissory Note included both the $100,000 loan, and certain fees and the assignment, effective November 1, 2010, to the third party of all amounts owed by the Company to Robert Bryan Crutchfield, the Company’s former Chief Executive Officer. The note bears interest at the rate of 12% per annum and has a maturity date of November 1, 2011. A total of $25,000 of the loan was funded on or before October 31, 2010. The remaining $75,000 balance was funded after October 31, 2010. The repayment of the note is secured by a security interest in substantially all of the Company’s assets. In consideration for making the loan, the Company agreed to issue the third party 300,000 shares of restricted common stock. The stock issued had a value of $124000 on the date of the grant, based on the closing trading price on October 29, 2010. The $124,000 is treated as a discount on the loan. Accordingly, the loan will be reflected as a liability of $66,000 and the $124,000 discount will be reduced pro rata over the term of the loan as additional interest expense on the note and added to the loan balance on a monthly basis.

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

On February 8, 2011, the Company obtained a $70,000 loan from a third party, which was evidenced by a Promissory Note. The note bears interest at the rate of 12% per annum, payable monthly in arrears, and has a maturity date of February 15, 2012. In consideration for making the loan, the Company agreed to issue the third party 100,000 shares of restricted common stock. The loan will be funded in three installments: $30,000 on or before February 10, 2011; $20,000 on or before February 24, 2011; and $20,000 on or before March 10, 2011. The stock issued had a value of $18,200 on the date of the grant, based on the closing trading price on February 8, 2011. The $18,200 is treated as a discount on the loan. Accordingly, the loan will be reflected as a liability of $51,800 and the $18,200 discount will be reduced pro rata over the term of the loan as additional interest expense on the note and added to the loan balance on a monthly basis.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures are once again effective.  Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended October 31, 2010 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

WE REQUIRE ADDITIONAL CAPITAL IN ORDER TO TAKE THE NECESSARY STEPS TO GROW OUR BUSINESS.

Currently, the Company does not have available funds to develop the marketing and advertising materials or fund other operating and general and administrative expenses necessary to grow its business.  The Company has decided to abandon the previously announced acquisition targets described above and focus on the Nurses Lounge business which does not require significant capital.  The Company believes that moving forward it will be able to enlist commission based sales persons to generate sales and revenue without incurring significant overhead.  The Company has used some available  funds to hire independent contractors to pursue sales.  If we cannot secure additional financing, our growth and operations could be impaired by limitations on our access to capital. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it could have a material adverse impact upon our ability to conduct our business operations and pursue our expansion of Nurses Lounge.  As of the date of this report, we have only limited operations, and did not generate any significant revenues during the years ended January 31, 2010 or 2009.  For the quarter ended October 31, 2010, we  generated revenues of $8,972.  In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan, which could cause any securities in the Company to be worthless.

THE ACQUISITION OF WORKABROAD.COM REQUIRES THE COMPANY TO PAY APPROXIMATELY $200,000 OVER THE COURSE OF THREE YEARS, WHICH THE COMPANY DOES NOT CURRENTLY HAVE FUNDS TO PAY, AND WHICH PAYMENT OF WHICH IS SECURED BY A SECURITY INTEREST IN WORKABROAD.COM.

The purchase price for WorkAbroad.com included $202,500 which is payable at a rate of $2,248 per month, beginning in April 2010, based on a 10 year amortizing loan with interest at 6% and a balloon payment of all unpaid principal and interest due 36 months after closing (the “Loan”).  The Company obtained the $22,500 paid upon the parties’ entry into the Letter of Intent in connection with a loan from a third party, and anticipates raising additional funding to make the payments due under the Loan, of which there can no assurance will be available on favorable terms, if at all.  The Company is current on its monthly payment obligation through the payment due for February.  If a future payment is not made it is not cured within 15 days of receipt of a written notice from the Seller, , the Seller has the right to redirect the URL and can retain all previously paid monies. Although the Company expects to focus solely on the Nurses Lounge business, if we were to lose rights to WorkAbroad.com, our securities could decline in value.  As discussed above, the Company continues to examine the WorkAbroad.com business to determine if it is consistent with the Nurses Lounge business model and strategy.

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

WE HAVE HISTORICALLY GENERATED LIMITED REVENUES AND HAVE GENERATED ONLY NOMINAL REVENUES FOR A PERIOD OF OVER TWO YEARS

We did not generate any revenues for the year ended January 31, 2008.  For the years ended January 31, 2010 and 2009, we generated only nominal revenues of $250 and $100, respectively.   For the three and nine months ended October 31, 2010, we generated revenues of $8,972.  Furthermore, we anticipate our expenses increasing in the future.  We do not currently generate significant revenues.  We can make no assurances that we will be able to generate any revenues in the future, that we will have sufficient funding to support our operations and pay our expenses.  In the event we are unable to generate revenues and/or support our operations, we will be forced to curtail and/or abandon our current business plan and any investment in the Company could become worthless.

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

OUR LOSSES RAISE DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We had cumulative operating losses through October 31, 2010 of $273,748 and had a working capital deficit at October 31, 2010 of $109,472.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or obtain profitable operations. As such, there is substantial doubt as to our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

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

WE CURRENTLY HAVE ONLY A LIMITED PUBLIC MARKET FOR OUR SECURITIES AND SUCH MARKET IS HIGHLY VOLATILE AND ILLIQUID.

In November 2008, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol RXSS.OB and on January 7, 2010, our symbol on the OTCBB changed to MCGI.OB in connection with our name change to MedCareers Group, Inc.  Due to the fact that we were unable to timely file our Form 10-Q for the period ending July 31, 2010, our common stock was de-listed from the OTCBB on October 6, 2010, and currently trades on the Pinksheets trading market under the symbol “MCGI.”  Following the filing of this report (and the timely filing of our subsequent reports), we believe that we will once again be eligible to quote our common stock on the OTCBB. However, we have not taken steps to engage a market maker to re-submit our common stock for quotation on the OTCBB, and provide no assurance that we will choose to do so in the future.

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

WE WERE LATE IN FILING THIS QUARTERLY REPORT WITH THE SEC, AND WE HAVE PREVIOUSLY BEEN DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.  IF WE ARE LATE IN FILING SUBSEQUENT REPORTS OR DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD AGAIN IN THE FUTURE, WE COULD BE PROHIBITED FROM TRADING ON THE OVER-THE-COUNTER BULLETIN BOARD FOR AT LEAST A YEAR.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Furthermore, any OTCBB issuer who fails to file a required periodic report within 30 days of the due date of such filing is automatically de-listed from the OTCBB.  As such, we were de-listed from the OTCBB for our failure to file our Form 10-Q for the quarter ended July 31, 2010, within 30 days of its due date, and our common stock currently trades on the Pinksheets.  Additionally, we received one “strike” for failing to timely file our Form 10-Q for the period ended July 31, 2010, and while we did not receive an additional strike for our failure to timely file this report, we failed to file this report within the required time period under SEC rules and regulations.  Once we file this report (and any other reports which are then due) we believe that we will be eligible to have our common stock re-quoted on the OTCBB.  However, we have not taken steps to engage a market maker to re-submit our common stock for quotation on the OTCBB, and provide no assurance that we will choose to do so in the future. In the event our common stock is re-quoted on the OTCBB and we are again de-listed from the OTCBB an additional time in the current 24 month period, or are late in our filings two (2) additional times in the current 24 month period, we will not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late in our filings two additional times or re-apply for quotation on the OTCBB and are de-listed from the OTCBB for any reason in the current twenty-four (24) month period, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(5)	Certificate of Amendment to Articles of Incorporation

Exhibit 3.3(5)	Certificate of Correction to Certificate of Amendment to Articles of Incorporation

Exhibit 3.2(1)	Bylaws

Exhibit 10.1(1)	Revolving Credit Promissory Note with Kevin McAdams (December 12, 2007)
Exhibit 10.2(1) Exhibit 10.3(2)	Convertible Promissory Note with David M. Loev (March 11, 2008) Amended Convertible Promissory Note with David M. Loev

Exhibit 10.4(3)	Amended Revolving Credit Promissory Note with Kevin McAdams

Exhibit 10.5(3)	Second Amended Convertible Promissory Note with David M. Loev

Exhibit 10.6(4)	Stock Purchase Agreement

Exhibit 10.7(4)	Voting Agreement

Exhibit 10.8(4)	Debt Extinguishment Agreement (Kevin McAdams)

Exhibit 10.9(4)	Debt Extinguishment Agreement (David M. Loev)

Exhibit 10.10(6)	Agreement with Premier Healthcare Professionals, Inc.

Exhibit 10.11(7)	Promissory Note

Exhibit 10.12(8)	Asset Purchase Agreement Relating to the Purchase of WorkAbroad.com

Exhibit 10.13(8)	WorkAbroad.com Development Proposal

Exhibit 10.14(9)	Share Exchange Agreement with Nurses Lounge and the Shareholders of Nurses Lounge

Exhibit 10.15(9)	Cancellation of Shares Agreements

Exhibit 10.16(9)	Voting Agreement

Exhibit 10.17(9)	Employment Agreement with Timothy Armes (Nurses Lounge)

Exhibit 10.18(9)	Option Agreement with Garret Armes

Exhibit 10.19(9)	Option Agreement with Timothy Armes

Exhibit 10.20(9)	Spin-Off Agreement

Exhibit 10.21(9)	$190,000 Promissory Note

Exhibit 10.22(9)	$100,000 Promissory Note

Exhibit 10.23(10)	$50,000 Promissory Note

Exhibit 31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certificate of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1(8)	Financial Statements of WorkAbroad.com

Exhibit 99.2(8)	Pro Forma Financial Information of WorkAbroad.com

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

(10) Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on March 11, 2011, and incorporated herein by reference.

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