Form 10-K
period 2011-01-31
MEDCAREERS GROUP, Inc.
filed 2013-09-03
CIK 1438901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   January 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission File Number:   333-152444

MEDCAREERS GROUP, INC.

(Exact name of Registrant as specified in its charter)

Nevada	26-1580812
(State of Incorporation)	(Employer Identification No.)

758 E. Bethel School Rd., Coppell, Texas	75019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:    (972) 393-5892

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]	No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [X]	No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]	No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]	No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by a check mark whether the Registrant is a large filer, an accredited filer, non-accredited filer, or a smaller reporting company. See the definitions of “large accredited filer”, “accredited filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accredited filer	[ ]	Accredited filer	[ ]

Non-accredited filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ]	No [X]

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the average bid and asked prices of the common stock on July 31, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter prior to the period covered by this report) was approximately $5 million.

Number of common shares outstanding at August 15, 2013:                                                                                                52,685,863

MEDCAREERS GROUP, INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statement you read in this annual report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this annual report. The Company expressly disclaims any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations. The Company can give no assurances that such forward-looking statements will prove to be correct.

PART I

Item 1.  Business

Company

MedCareers Group, Inc. (“MedCareers”, the “Company”, “we” or “us”), the Company described herein, is a Nevada corporation, with offices located at 758 E. Bethel School Road, Coppell, Texas 75019. It can be reached by phone at (972) 393-5892.

History

The Company was formed as RX Scripted, LLC on December 30, 2004 as a North Carolina limited liability company and converted to a Nevada corporation as RX Scripted, Inc. on December 5, 2007.

On or around December 16, 2009, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation (the “Certificate”) to (a) authorize and approve a 10 for 1 forward stock split (the “Stock Split”) of the Company’s authorized and outstanding common stock and preferred stock, effective as of the close of business on January 15, 2010, which effective date was later changed to January 7, 2010 (the “Effective Date”); (b) to change the Company’s name to “MedCareers Group, Inc.” (the “Name Change”); (c) to increase the Company’s total authorized shares of common stock, to 350,000,000 shares of $0.001 par value per share common stock following the Stock Split; and (d) to re-authorize 10,000,000 shares of “blank check”  preferred stock, $0.001 par value per share following the Stock Split (collectively with (c) the “Authorized Share Transactions”).

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

On or around November 19, 2010, the Company entered into a Share Exchange Agreement (the “Exchange”) with Nurses Lounge, Inc., a Texas corporation (“Nurses Lounge”) and the nine shareholders of Nurses Lounge (the “Nurses Lounge Shareholders”).  Pursuant to the Exchange, we agreed to issue 24,000,000 restricted shares of our common stock to the Nurses Lounge Shareholders in exchange for 100% of the issued and outstanding shares of common stock of Nurses Lounge.  Although 24,000,000 restricted shares were issued in connection with the Exchange, certain significant shareholders of the Company also agreed to cancel some of the shares they owned so that the net effect of the Exchange was an increase to the outstanding shares by 7,175,000 shares rather than 24,000,000.  Included in the shareholders receiving shares in connection with the Exchange, was Timothy Armes, who received 14,902,795 shares; the Fox-McCarthy Family Limited Partnership, LLP, which is beneficially owned by Martin Fox, which received 3,945,081 shares; and AJBCA, LLLP, which is beneficially owned by Tony Unruh, which received 3,945,081 shares.

In connection with the Exchange, Archetype Partners, LLC (“Archetype”), our majority shareholder prior to the Exchange, which is controlled by Robert Bryan Crutchfield, our former Chief Executive Officer and director, agreed to cancel 11,185,000 of the shares of common stock which it held (leaving Archetype the holder of 7,575,000 shares post-Exchange) in consideration for $50,000.  Additionally, pursuant to a separate Voting Agreement, which has since expired, Archetype agreed to provide Timothy Armes, the largest shareholder of and Chief Executive Officer of Nurses Lounge, rights to vote all 7,575,000 of the shares retained by Archetype (and any additional securities of the Company acquired by Archetype) for a period of two years beginning on November 19, 2010 (the “Voting Agreement”).  The Voting Agreement became effective upon the consummation of the Exchange.

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

Pursuant to the Exchange, Nurses Lounge became a wholly-owned subsidiary of the Company and as a result of the Exchange, the Cancellation Agreements and the Voting Agreement, Timothy Armes, the former largest shareholder of Nurses Lounge obtained majority voting control over the Company; provided that effective upon the expiration of the Voting Agreement in November 2012, Mr. Armes is no longer our majority shareholder.

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

Effective August 15, 2011, Marc Bercoon resigned as the Chief Financial Officer and Treasurer of the Company and William Goldstein resigned as President, Chief Executive Officer and Secretary and as the sole director of the Company.  Effective the same date, Timothy Armes, the Company’s then majority shareholder was appointed as the Chief Executive Officer, President, Secretary, Treasurer and sole director of the Company to fill the vacancies created by such resignations.

History and Description of the Operations of Nurses Lounge

At the beginning of 2003 in Dallas, Texas, Timothy Armes took over control of the nursing internet portal and nursing job board NursesLounge.com and re-launched the web site shortly thereafter.  Mr. Armes also launched a localized direct mail magazine as a companion to the website. Years of managing a portal and publishing a monthly magazine gave Mr. Armes insight to numerous organizations in need of a more efficient way to communicate important information to nursing professionals such as news, meetings and continuing education requirements on a timely basis.

With this understanding, and the development of social media technology, Mr. Armes designed and launched a beta version of a professional network for nurses in the summer of 2009 designed to provide a common platform for nursing organizations such as nursing schools, associations and major nurse employers to connect and communicate more effectively to their nurse constituents and broader nursing profession. Additionally, the network was developed to allow individual nurses the ability to interact with these organizations and other professionals via a professional profile separate from a social profile that they may have on Facebook as example.

Today, Nurses Lounge operates as a free online professional network for nursing professionals, and provides a secure place for nurses to connect with colleagues, network on a professional level and subscribe to professional “Lounges” (groups) to receive email updates of relevant news, events and other info.

Interactive Lounges are created primarily by nursing schools, local chapters of nurse associations and major nurse employers. Additionally, Nurses Lounge also has 73 metro/state lounges which aggregate all of the professional nursing news, events and employment opportunities within that certain geographic region.

As a communication utility, Nurses Lounge solves many of the communication issues these organizations face:

•
Local chapters of nurse associations use Nurses Lounge (opposed to outdated, hard to manage static web sites and email lists) as a more efficient way to communicate with their members as well as for recruiting new members and disseminating news and information to their local nursing profession.

•
Nursing Schools benefit with a group in the Nurses Lounge not only as a means to easily distribute news and info, but also to manage and keep alumni notified of educational opportunities as well as providing a professional networking platform between students, faculty and alumni.

•	Employer’s benefits include managing a positive brand, distribution of news, job postings, managing employee referral programs as well as internal communications for things such as shared governance.

There is no cost to schools, associations or other non-profit organizations to utilize the Nurses Lounge communication and networking capabilities while employers, and other for profit organizations, are charged minimal set-up fees that also may include unlimited job postings for a limited time.

Nurses that register with the Nurses Lounge by creating a professional profile are then able to share their perspectives through their participation in these groups in order to keep current on news, information, meetings and jobs openings as well as to network professionally with like-minded colleagues.  Participation and postings by members in Lounges creates new connections and makes it easier for people to find and connect with each other.  Finally, by inviting new colleagues and contacts to join them in the Nurses Lounge, members both grow their own network of connections and help to increase membership in Nurses Lounge.

Along with the professional network, Nurses Lounge has a fully functional job board for nursing professionals as well as a nursing faculty job board specialty site for nursing schools looking to hire faculty. This specialty site was launched in June 2012.

The faculty job board was launched in response to the increasing number of schools joining our network and adding their faculty and graduate degree nurses coupled with a growing shortage of nursing faculty.

To date Nurses Lounge, with no dedicated sales force or marketing campaign, has generated small amounts of job posting revenue from these job sites as well as from employers and other for profit organizations paying set-up fees for activating their interactive lounges.

Competition

While there are various online community forums and nurse portals, Nurses Lounge does not believe that there is a direct competitor designed from the ground up as a professional network for nurses and to solve many of the day-to-day communications problems nursing organizations have.  The largest competitors of Nurses Lounge bill themselves as “communities” that claim to provide news, career advice and social interaction, and include Nurse.com - owned by Gannett; NurseConnect  - owned and operated by AMN healthcare, a large travel firm; NurseZone  - also owned and operated by AMN healthcare; and Allnurses – a nursing forum and discussion board.  Additionally, and to a lesser extent, Nurses Lounge indirectly competes with other websites that encourage users to create connections with other colleagues and persons with similar interests such as Linkedin and Facebook, however, unlike like these websites which have very broad general appeal, Nurses Lounge focuses solely on the nursing pro and the organizations which support them.

Proprietary Rights

We plan to rely on a combination of copyright, trade secret and trademark laws, and non-disclosure and other contractual arrangements to protect our proprietary rights moving forward. There can be no assurance that the steps we plan to take in the future to protect our future proprietary rights, however, will be adequate to deter misappropriation of proprietary information, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. Although we believe that our websites and services will not infringe upon the intellectual property rights of others and that we have all rights necessary to utilize our intellectual property, we are subject to the risk of claims alleging infringement of third-party intellectual property rights. Any such claims could require us to spend significant sums on litigation, pay damages, delay our products and software, develop non-infringing intellectual property or acquire licenses to intellectual property that are the subject of any such infringement. Therefore, such claims could have a material adverse effect on our planned business, operating results and financial condition.

Nursing Profession Overview

From Nurses Lounge business viewpoint, the nursing profession is broken down into the individual registered nurses (RNs) and the professions stake holder organizations consisting of nursing schools, associations and employers.

Throughout their career, nurses need to be connected with numerous organizations in order to simply stay up to date with basic continuing education requirements which they need to meet state guidelines and/or employers qualification to maintain employment.

As such, we believe that there is an opportunity to unite the industry on one simple to use communication platform that can upgrade, simplify and reduce the cost of communications used by stakeholder organizations while providing nurses quick access to the information important to their careers.  The market for nurses is growing in the United States and we believe that our website has a significant number of potential users based on the following:

•
According to the Bureau of Labor Statistics’ Employment Projections 2010-2020 released in February 2012, the Registered Nursing workforce is the top occupation in terms of job growth through 2020. It is expected that the number of employed nurses will grow from 2.74 million in 2010 to 3.45 million in 2020, an increase of 712,000 or 26%.

•
Based on findings from the Nursing Management Aging Workforce Survey released in the July 2006 issue of Nursing Management magazine, 55% of surveyed nurses reported their intention to retire between 2011 and 2020.

•	Approximately 660 4-year schools offer a Bachelor of Science in Nursing (BSN) and other advanced degrees such as Masters and PhD.

•	Approximately 2,500 community college type schools offer a 2 year Associate Degree in Nursing (ADN).

•	Approximately 5,000 hospitals are located across the U.S. where approximately 60% of all nurses are employed, according to American Association Colleges of Nursing (AACN).

•	An approximate 250,000 shortage in nurses has been predicted by 2018.

Due to the above factors, the Company’s Nurses Lounge professional Network has a significant market for their services and that even with significant competition for recruitment and job placement services as described below in the risk factor entitled “WE WILL FACE SIGNIFICANT COMPETITION FROM MONSTER.COM and CAREERBUILDER, NICHE HEALTHCARE SITES SUCH AS NURSE.COM AND HEALTHECAREERS AS WELL AS JOB AGGREGATOR SITES SUCH AS INDEED.COM AND SIMPLYHIRED AND OTHER INTERNET JOB POSTING WEBSITES”. ”, there will be room in the global marketplace for website posting, recruiting and job placement services for the Company’s niche healthcare related websites.

Status of Prior Acquisitions:

Medcareers.com Purchase

On or around February 26, 2010, the Company entered into an agreement to acquire the business www.medcareers.com (“Medcareers.com” and the “Purchase”).  The purchase price by agreement was approximately $675,000, which was subject to adjustment based on the results of an audit of such entity.  Subsequently the Company determined not to proceed with the acquisition of Medcareers.com as the Company intends to focus on the Nurses Lounge business operations and model.

StaffMD Purchase

On March 4, 2010, the Company entered into a letter of intent to acquire the business known as StaffMD which operates www.physicianwork.com (“Physicianwork.com” and the “Physicianwork Purchase”).  The purchase price was to be approximately $4,000,000 and three million shares of restricted Company common stock, with $1,000,000 paid at closing and the balance payable out of the profits generated from the business with interest at 5%. An agreement was never finalized or consummated and the Company no longer plans to pursue such acquisition as the Company intends to focus on the Nurses Lounge business operations and model.

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

Since the closing of the Nurses Lounge acquisition, Timothy Armes, the Company’s Chief Executive Officer, has decided that the focus of the Company will be on developing Nurses Lounge and businesses that are complementary to Nurses Lounge.  Accordingly, the Company does not intend to continue to pursue the MedCareers.com, Physicianwork Purchase, or any nurse staffing acquisitions at this time.  However, the Company is receptive to exploring other opportunities that the Company believes are complimentary to the Nurses Lounge business as the Company continues to believe that healthcare is a growth opportunity.  At this time, the Company does not have any agreements or understandings in place in connection with any complimentary businesses or relationships.

WorkAbroad.com Purchase

On or around March 2, 2010, we entered into a Letter of Intent to acquire the Uniform Resource Locator (“URL”) www.WorkAbroad.com (“WorkAbroad.com” and the “Purchase”).  The purchase price of the Purchase was $225,000 (the “Purchase Price”).  On March 8, 2010, the Company paid the required 10% down payment (equal to $22,500) on the purchase price to Steve Elisberg (the “Seller”).  The remaining balance due ($202,500) pursuant to the Purchase was payable at a rate of $2,248 per month, beginning in April 2010, based on a 10 year amortizing loan with interest at 6% with a balloon payment of all unpaid principal and interest due 36 months after closing (the “Loan”).  The parties entered into a definitive Asset Purchase Agreement on August 10, 2010 and a formal closing of the Purchase occurred on August 10, 2010.  The Company made the initial payment to the Seller in March 2010 so that it could assume operations of WorkAbroad.com at the time of the parties’ entry into the Letter of Intent rather than waiting for the formal closing.

The repayment of the Loan was secured by a security interest over WorkAbroad.com. WorkAbroad.com and the operations of WorkAbroad.com are described in greater detail in the Company’s Form 8-K filing describing the WorkAbroad.com acquisition, filed with the SEC on August 11, 2010.

Since the closing of the Nurses Lounge acquisition, Timothy Armes, the controlling shareholder of the Company decided to terminate pursuit of the previously disclosed acquisition opportunities so that the Company could focus on developing Nurses Lounge and businesses that are complementary to Nurses Lounge.

In connection therewith on July 8, 2011, the Company entered into an Asset Purchase Agreement with Fiakow Properties, LLC (“Fiakow”, pursuant to which Fiakow purchased the Company’s entire right and interest in workabroad.com and the August 10, 2010 Asset Purchase Agreement for an aggregate of $1,000, provided that the Seller did not formally release the Company from liability in connection with the August 10, 2010 Asset Purchase Agreement and the Company is still responsible for repaying the Loan, notwithstanding the assumption of the Loan by Fiakow, to Seller.  As of the date of this filing, an aggregate of $0 is due under the Loan, which payments thereon have been made by Fiakow subsequent to August 11, 2010.

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

Item 1A.  Risk Factors.

Business Risk

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

We Require Additional Capital In Order To Take The Necessary Steps To Grow Our Business.

Currently, the Company does not have available funds to develop the marketing and advertising materials or fund other operating and general and administrative expenses necessary to grow its business.  The Company has decided to abandon the previously announced acquisition targets described above and focus on the Nurses Lounge business which does not require significant capital.  The Company believes that moving forward it will be able to enlist commission based sales persons to generate sales and revenue without incurring significant overhead.  The Company has used some available funds to hire independent contractors to pursue sales.  If we cannot secure additional financing, our growth and operations could be impaired by limitations on our access to capital. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it could have a material adverse impact upon our ability to conduct our business operations and pursue our expansion of Nurses Lounge.  As of the date of this report, we have only limited operations, and did not generate any significant revenues during the years ended January 31, 2011 or 2010.   In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan, which could cause any securities in the Company to be worthless.

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

We Have Historically Generated Limited Revenues And Have Generated Only Nominal Revenues For A Period Of Over Two Years.

We did not generate any revenues for the years ended January 31, 2010.  For the year ended January 31, 2011, we generated only nominal revenues of $563. Furthermore, we anticipate our expenses increasing in the future.  We do not currently generate significant revenues.  We can make no assurances that we will be able to generate any revenues in the future, that we will have sufficient funding to support our operations and pay our expenses.  In the event we are unable to generate revenues and/or support our operations, we will be forced to curtail and/or abandon our current business plan and any investment in the Company could become worthless.

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

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we believe we were a “shell company” pursuant to Rule 144 prior to our acquisition of WorkAbroad.com on August 10, 2010, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company”; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for the prior one year period; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company,” , which information was filed on August 11, 2010, and which sales pursuant to Rule 144 can therefore not be made any earlier than the date that we are current in our filings with the Commission.  Because none of our non-registered securities can be sold pursuant to Rule 144, until at least the date we are current in our filings (or longer if we are still deemed to be a “shell company”), any non-registered securities we sell or issue to consultants or employees, in consideration for services rendered or for any other purpose, will have no liquidity until and unless such securities are registered with the Commission and/or until at least the later of (a) the date we become current in our filings, provided that there is no assurance that we will become current in our filings (or one year following the date we are deemed to not be a “shell company”); and (b) six months from the issuance of such securities.  Additionally, in the future, if we cease filing reports with the Commission or Rule 144 is not available for the sale of our securities, it may be impossible for holders of our securities to sell such securities.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  Additionally, moving forward, our status as a former “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.

Timothy Armes, The Chief Executive Officer Of The Company, Exercises Significant Voting Control Over The Company.

As a result of the Exchange and the other transactions described above, Timothy Armes, the former largest shareholder of Nurses Lounge and our Chief Executive Officer and sole director, has beneficial ownership of 18,902,795 shares (including 4 million shares issuable upon the exercise of outstanding options) or approximately 34.5% of the Company’s common stock.  Therefore, Mr. Armes currently has significant voting control in determining the outcome of all corporate transactions or other matters, including the election and removal of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Armes from any officer position or director position he may choose to hold within the Company, which will mean he will remain in constructive control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

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

Our Losses Raise Doubt As To Whether We Can Continue As A Going Concern.

We had cumulative operating losses through January 31, 2011 of $2,236,003 and had a working capital deficit at January 31, 2011 of $331,052.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or obtain profitable operations. As such, there is substantial doubt as to our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

Our Industry Is Highly Competitive.

The Company’s industry is highly competitive and fragmented. The Company expects competition to intensify in the future. The Company competes in its market with numerous national, regional and local companies, many of which have substantially greater financial, managerial and other resources than those presently available to the Company. Numerous well-established companies are focusing significant resources on providing services that currently compete and will compete with the Company's services in the future.  Although we believe that there is a need for a “niche” business, such as ours, the Company can make no assurance that it will be able to effectively compete with these other companies that may enter the market  of Nurses Lounge. In the event that the Company cannot effectively compete on a continuing basis or competitive pressures arise, such inability to compete or competitive pressures will have a material adverse effect on the Company’s business, results of operations and financial condition.

The Success Of The Company Depends Heavily On Timothy Armes, Our Sole Director and Chief Executive Officer.

The success of the Company will depend on the ability of Timothy Armes, our sole director and Chief Executive Officer.  The loss of Mr. Armes will have a material adverse effect on the business, results of operations (if any) and financial condition of the Company.  In addition, the loss of Mr. Armes may force the Company to seek a replacement who may have less experience, fewer contacts, or less understanding of the business.   Further, we may not be able to find a suitable replacement for Mr. Armes, which could force the Company to curtail its operations and/or cause any investment in the Company to become worthless.

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

Privacy Concerns Relating To Elements Of Our Technology Could Damage Our Reputation And Deter Current And Potential Users From Using Our Products And Services.

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

Nurses Lounge Has Not Produced Significant Revenue To Date.

Nurses Lounge has not generated significant revenue to date. Although the Company is optimistic about the potential for such website to generate revenues, there is no assurance that the Company will be successful in its endeavors or will be able to create a successful revenue generating operation, or that Nurses Lounge will generate sufficient revenues to allow us to support our operations.  As such, we may never generate significant revenue and our securities may decline in value or become worthless.

We Will Face Significant Competition From Monster.Com And Careerbuilder, Niche Healthcare Sites Such As Nurse.Com And Healthecareers As Well As Job Aggregator Sites Such As Indeed.Com And Simplyhired And Other Internet Job Posting Websites.

Although the Company does not intend to utilize nurseslounge.com in a manner to directly compete with established job posting websites, the Company acknowledges that we face competition in every aspect of our planned business, and particularly from other companies that seek to connect people with jobs and employers with employees through the use of the Internet, including, but not limited to Monster.com and Careerbuilder.com, niche healthcare sites such as Nurse.com and HealtheCareers, aggregator sites such as Indeed.com and Simplyhired.com and other Internet job sites  We will also compete with companies, including recruiting search firms, as well as newspapers, magazines and other traditional media companies that provide online job search services, such as CareerPath.com. We also compete with large Internet information hubs, or portals, such as AOL.com, Google.com, Yahoo.com and Bing.com.  Finally, we compete with “communities” that claim to provide nurses with news, career advice and social interaction, and include Nurse.com - owned by Gannett; NurseConnect  - owned and operated by AMN healthcare, a large travel firm; NurseZone  - also owned and operated by AMN healthcare; and Allnurses – a nursing forum and discussion board.  Additionally, and to a lesser extent, Nurses Lounge competes with other websites that encourage users to create connections with other colleagues and persons with similar interests such as LinkedIn and Facebook.

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

Our Planned Future Operations Could Be Hindered By The Slow Economic Recovery.

The online job and employment recruitment industry is largely dependent on the demand for such employees and the general economic conditions, including the unemployment rate in the United States and internationally.  Due to the fact that the United States and several other international countries are currently in a slow economic recovery from the last recession, demand for online recruitment offerings and the recruitment of healthcare workers in general, may be significantly and adversely affected by the level of economic activity, demand for healthcare workers and the level of unemployment in the United States and abroad. A further prolonged economic recovery could cause employers to reduce or postpone their recruiting efforts generally and their online recruiting efforts in particular, which could have adverse effects on our planned business, future results of operations and financial condition, which could be materially and adversely affected.

We May Be Unable To Build Awareness Of The "Nurses Lounge" Brand Name.

We believe that building awareness of the "Nurses Lounge" brand name is critical to achieving widespread acceptance of our services. Brand recognition is a key differentiating factor among providers of online recruitment offerings and other services and we believe it could become more important as competition increases. Moving forward, funding permitting, we may find it necessary to spend significant funds on our sales and marketing efforts or otherwise increase our financial commitment, if any, to creating and maintaining brand awareness among potential customers. If we fail to successfully promote and maintain our brand or incur significant expenses in promoting our brand, our business, results of operations and financial condition could be materially and adversely affected.

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

As We Are A Public Reporting Company, We Will Incur Significant Costs In Connection With Compliance With Section 404 Of The Sarbanes Oxley Act, And Our Management Will Be Required To Devote Substantial Time To New Compliance Initiatives.

We are subject to among other things, the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (provided however that we are currently deficient in our filing obligations), and will incur significant legal, accounting and other expenses in connection with such requirements.  The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we report on the effectiveness of our internal controls for financial reporting and disclosure of controls and procedures. Our compliance with Section 404 will require that we incur additional accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to have effective internal controls for financial reporting. Additionally, due to the fact that we only have two persons who serve as our officers and directors, who have no experience as officers or directors of a reporting company, such lack of experienced personnel may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information to our stockholders. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

The Market for Our Common Stock is Illiquid, Sporadic and Subject to Wide Fluctuations.

Our common stock currently trades on the OTC Pink market (otherwise known as the “pink sheets”) under the symbol “MCGI” and historically only a limited number of shares of our common stock have traded.  There may not be an active public market for our common stock in the future. If there is an active market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)      actual or anticipated variations in our results of operations;
(2)      our ability or inability to generate new revenues;
(3)      the number of shares in our public float;
(4)      increased competition; and
(5)      conditions and trends in our industry, and possible healthcare legislation; and
(6)      future acquisitions we may make.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.  Additionally, moving forward we anticipate having a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock.  Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, ask and closing prices) will be entirely arbitrary, will not relate to the actual value of the Company, and will not reflect the actual value of our common stock.  Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

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

Investors May Face Significant Restrictions On The Resale Of Our Common Stock Due To Federal Regulations Of Penny Stocks.

Our common stock will be subject to the requirements of Rule 15g-9, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

In addition, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired.

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

Because our sole director is not independent, we do not currently have independent audit or compensation committees. As a result, our sole director has the ability to, among other things; determine his own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Executive Offices

The Company maintains its executive offices of approximately 300 sq. ft., at 758 E. Bethel School Road, Coppell, Texas 75019 in the home of the President and CEO for which it pays no rent. The Company plans to lease office space when their operations require it and funding permits.

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

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the OTC Pink market (otherwise known as the “pink sheets”) maintained by OTC Markets under the symbol "MCGI".  The following table sets forth, for the periods indicated, the high and low sales prices, which set forth reflect inter-dealer prices, without retail mark-up or mark-down and without commissions; and may not reflect actual transactions.  Effective January 7, 2010, the Company affected a 10 for 1 forward stock split of its outstanding common stock, the result of which is retroactively reflected below.

Calendar Quarter Ending	Low	High

January 31, 2011	0.08	0.35
October 31, 2010	0.10	0.50
July 31, 2010	0.15	2.31
April 31, 2010	0.84	2.54

January 31, 2010	0.25	0.95
October 31, 2009	N/A	N/A
July 31, 2009	N/A	N/A
April 31, 2009	N/A	N/A

No cash dividends on the Company common stock have been declared or paid since the Company's inception. The Company had approximately 69 shareholders at August 15, 2013. This does not include shareholders that hold their shares in street name or with a broker.

Recent Sales of Unregistered Securities

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

In connection with the Exchange, Archetype Partners, LLC (“Archetype”), our majority shareholder prior to the Exchange, which is controlled by Robert Bryan Crutchfield, our former Chief Executive Officer and Director, agreed to cancel 11,185,000 of the shares of common stock which it held in consideration for $50,000.

Additionally, in connection with and as a required term and condition of the Exchange, a former Chief Executive Officer, director and significant shareholder, MaryAnne McAdams and our former significant shareholder, David M. Loev, each agreed to cancel 2,820,000 shares of common stock which they owned (representing an aggregate of 5,640,000 shares of our common stock) upon the consummation of the Exchange.

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

In January 2011, in connection with and as a required term and condition of the Exchange, a former Chief Executive Officer, Director and significant shareholder, MaryAnne McAdams and our former significant shareholder, David M. Loev, each agreed to cancel 2,820,000 shares of common stock which they owned (representing an aggregate of 5,640,000 shares of our common stock) upon the consummation of the Exchange.

Recent Sales of Unregistered Securities
	Consideration		Date	# Shares
Balance, Number of shares outstanding November 5, 2010 after the recapitalization With Nurses Lounge, Inc.			Nov 5, 2010	51,185,000

Cancellation at time of recapitalization		(A)	Nov 5, 2010	(11,185,000)
Shares issued for deferred fees	Incentive for new loan	(1)	Nov 5, 2010	300,000
Shares issued for deferred fees	Incentive for new loan	(1)	Nov 5, 2010	400,000
Balance, Number of shares outstanding, January 31, 2011				40,700,000

Shares issued for deferred fees	Note extension	(2)	Dec 16, 2011	1,200,000
Shares issued for deferred fees	Incentive for new loan	(2)	Dec 16, 2011	400,000
Shares issued for deferred fees	Note extension	(3)	Jan 30, 2012	500,000
Shares issued for deferred fees	Note extension	(4)	Jan 30, 2012	350,000
Shares issued for deferred fees	Incentive for new loan	(5)	Jan 30, 2012	140,000
Shares issued for services	Services @ $0.10/share	(6)	Jan 30, 2012	25,000
Balance, Number of shares outstanding, January 31, 2012				43,315,000

Sale of common shares for cash	$0.10 per share	(7)	Various	1,220,000
Sale of common shares for cash	$0.10 per share	(8)	Various	2,000,000
Shares issued for deferred fees	Incentive for new loan	(9)	Feb 28, 2012	134,500
Shares issued for consulting services	Services @ $0.10/share	(10)	July 2012	500,000
Shares issued for consulting services	Services @ $0.10/share	(11)	August 2012	250,000
Shares issued for deferred fees	Incentive for new loan	(12)	Sept 30, 2012	1,777,778
Shares issued for deferred fees	Incentive for new loan	(13)	Oct 2, 2012	478,250
Shares issued for deferred fees	Incentive for new loan	(14)	Oct 2, 2012	450,000
Shares issued for consulting services	Services @ $0.10/share	(15)	Nov 2012	600,000
Balance, Number of shares outstanding, January 31, 2013				50,125,528

Shares issued for deferred fees	Incentive for new loan	(16)	July 19, 2013	200,000
Shares issued for deferred fees	Incentive for new loan	(17)	July 31, 2013	166,667
Shares issued for deferred fees	Incentive for new loan	(18)	July 31, 2013	133,334
Shares issued for deferred fees	Incentive for new loan	(19)	July 31, 2013	133,334
Shares issued for deferred fees	Note extension	(20)	July 31, 2013	1,100,000
Shares issued for note conversion	Convert $20,000 note	(21)	Aug 5, 2013	200,000
Balance, Number of shares outstanding, August 27, 2013				52,658,863

(A)
In conjunction with the recapitalization with Nurses Lounge, Inc.  in November 2010, Archtype Partners agreed to cancel 11,185,000 shares of its common stock. The shares were formally cancelled in November 2012 but by Agreement were cancelled in November 2010. The financial statements reflect the cancellation in November 2010 so the number of shares outstanding are not misleading.

(1)
Shares issued in consideration for making loans to the Company. In October and November 2010, the Company borrowed $100,000 each from two third parties and agreed to issue such third parties 300,000 and 400,000 restricted shares of common stock, respectively, in consideration for agreeing to make such loans. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(2) 1,600,000 total shares issued on 12/16/2011. 1,200,000 were issued in consideration for extending the note originally dated October 29, 2010 and due November 1, 2011 and extended to November 1, 2012, in the amount of $190,000. Additionally 400,000 shares of restricted common stock was issued in consideration for making an additional loan in the amount of $50,000 dated December 15, 2011 for a term of one year.  The note bears interest at 12%, with the Company paying the Holder interest only commencing on December 1, 2011 and continuing on the first day (1st) day of each month thereafter through and including November 1, 2011, the Maturity Date, which final payment shall include all principal and accrued interest. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(3) 500,000 shares issued on 1/30/2012, In consideration for extending the note originally dated November 4, 2010 and due November 4, 2011 in the amount of $100,000 for an additional year.  The note bears interest at 12%, with the Company paying the Holder interest only commencing on December 1, 2011 and continuing on the first day (1st) day of each month thereafter through and including November 1, 2011, the Maturity Date, which final payment shall include all principal and accrued interest. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(4) 350,000 total shares issued on 1/30/2012, in consideration for extending the note originally dated February, 2011 and due February, 2012 in the amount of $70,000 for an additional year. The note bears interest at 12%, with the Company paying the Holder interest only commencing on December 1, 2011 and continuing on the first day (1st) day of each month thereafter through and including November 1, 2011, the Maturity Date, which final payment shall include all principal and accrued interest. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(5) 140,000 total shares issued on 1/30/2012, in consideration for making a loan in the amount of $70,000 dated February 2011 and due February, 2012. The 140,000 shares issued in January 2012 was to honor the original agreement made in February 2011. The note bears interest at 12%, with the Company paying the Holder interest only commencing on December 1, 2011 and continuing on the first day (1st) day of each month thereafter through and including November 1, 2011, the Maturity Date, which final payment shall include all principal and accrued interest. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(6) 25,000 shares issued on 1/30/2012, for sales & marketing consulting to develop nursing school directories in Wisconsin, Illinois, Iowa and Minnesota. The 25,000 shares were valued at $0.10 per share.

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

(7) Sale of Common Stock for cash. Between April 4, 2012 and October 1, 2012 the company issued 488,000 units of its securities in a private placement to accredited investors. The price of these Units was $0.25 per unit. Each Unit consists of 2.5 shares of restricted common stock valued at .10 per share and one 1 year warrant. Total shares purchased 1,220,000 and 488,000 warrants. Each Series A Warrant entitles the holder to purchase one share of common stock at an exercise price of $0.20 per share and subject to adjustments due to recapitalization or reclassification of common stock. The Company received proceeds of $122,000.

	Acceptance		New Shares
Investment	Date	Units (.25)	Issued (.10)	Warrants	Warrant#
$12,500	04/03/08	50,000	125,000	50,000	A-10
$2,000	04/26/08	8,000	20,000	8,000	A-20
$50,000	05/16/08	200,000	500,000	200,000	A-30
$12,500	05/21/08	50,000	125,000	50,000	A-40
$20,000	05/20/08	80,000	200,000	80,000	A-50
$6,250	07/11/08	25,000	62,500	25,000	A-60
$12,500	08/08/08	50,000	125,000	50,000	A-70
$6,250	09/30/08	25,000	62,500	25,000	A-80
$122,000		488,000	1,220,000	488,000
		Exercise Price		$0.20
		Potential Proceeds		97,600

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

(8) Sale of Common Stock for cash.  On January 9, 2013 the company issued 2,000,000 units of its securities in a private placement to an accredited investor. The price of these Units was $0.10 per unit. Each Unit consists of 1 share of restricted common stock valued at $0.10 per share for a total of 2,000,000 shares and one 5 year Warrant. Each Series B Warrant entitles the holder to purchase one share of common stock at an exercise price of $0.12 per share and subject to adjustments due to recapitalization or reclassification of common stock. The Company received proceeds of $200,000.

	Acceptance		New Shares
Investment	Date	Units (.25)	Issued (.10)	Warrants	Warrant#
$200,000	01/09/13	2,000,000	2,000,000	2,000,000	B-100
		Exercise Price		$0.12
		Potential Proceeds		240,000

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

(9) 134,500k total shares issued on 1/30/2012, In consideration for lending the Company $12,500, note dated May 8, 2012. The note bears interest at 12%, with the Company paying the Holder interest only commencing on December 1, 2011 and continuing on the first day (1st) day of each month thereafter through and including November 1, 2011, the Maturity Date, which final payment shall include all principal and accrued interest. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

Additionally, the Holder received 72,000 restricted shares of common stock as a 1st quarter interest payment of $7,200 on his 190,000, 12% note renewed in November 2011 and 50,000, 12% note originated in December 2011.

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

(10) 500,000 shares issued July 2012, The Company entered into a contract for services with Caro Consulting in July 2012. Based on the agreement, CARO Consulting was issued 500,000 shares of restricted common stock. Consultant paid $200.00 for shares. Another 500k shares (second Tranche) of stock was to be delivered to consultant as part of contract in Sept 2012, however it was mutually agreed that the contract would be put on hold and then revisited about moving forward with consulting services until  the time that MCGI SEC filings are current.

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

(11) 250,000 total shares issued in August 2012 when the Company entered into a contract for services with Wennerholm in April, 2012. Based on the agreement, if satisfactory work was delivered through August 1, 2012 as defined by Company, Wennerholm would be eligible to receive a bonus payment of 250,000 shares of Company's restricted common stock. As result of satisfactory performance from April through August, Wennerholm was issued 250,000 shares of Company's restricted common stock valued at $0.10 per share.

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

(12) 1,777,778 shares issued in September, 2012. On October 28th, 2011, Optimus MCGI Holdings, LLC made the company a short-term (6-month) $40,000 loan at an annual Interest rate of 20%. In consideration for lending the Company $40,000, the Company granted Optimus Holdings MCGI, LLC an option to buy 1,777,778 share of the Company's restricted common stock at $0.045 per share. At the end of the first Term Interest was paid and the note was extended an additional 3 months. As an incentive to extend the note the option was canceled and shares totaling 1,777,778 was granted to Optimus. At the end of the 3 month extension Optimus was issued 1,777,778 restricted shares and it was agreed that interest would accrue until such time the Company had the ability to make timely interest and principle payments in order to extinguish the obligation.

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

(13) 478,250 shares issued on 10/2/2012 in consideration for lending the Company $95,650 to be funded over 12 months at $7,500 per month after initial payment of $5,650. The note was dated September, 2012, and it was agreed the Holder would receive a total of 957,000 of restricted common stock as an incentive to make the loan. 478,500 shares was issued as agreed after the first payment was received with the additional 478,500 shares to be issued in September 2013 after funding entire note. The note bears interest at 12%, with the Company paying the Holder interest only on the first day (1st) day of each month thereafter through and including January 31, 2014, the Maturity Date, which final payment shall include all principal and accrued interest. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(14) 450,000 shares issued on 10/2/2012 in consideration for lending the Company $45,000, in a note dated October, 2012. The note bears interest at 12%, with the Company paying the Holder interest only on the first day (1st) day of each month thereafter through and including November 1, 2011, the Maturity Date, which final payment shall include all principal and accrued interest. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(15) 600,000 Shares Restricted common stock issued as compensation for engagement term for one year of Consultant's (Inspire Value) services valued at $5,000 per month or $60,000 total. The stock was issued with an agreed upon value of $0.10 per share. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(16) 200,000 total shares issued on 7/19/2013 in consideration for lending the Company $30,000, note dated July 19, 2013, 12% annual interest rate, due Oct 31, 2013, Jamie Bernard was issued a total of 200,000 shares of restricted common stock. Additionally, the note is convertible at $0.10 per share. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(17) 166,667 shares were issued on 7/31/2013 in consideration for lending the Company $25,000, note dated July 31, 2013, 12% annual interest rate, due Oct 31, 2013. Additionally, the note is convertible at $0.10 per share. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(18) 133,334 shares were issued on 7/31/2013 in consideration for lending the Company $20,000, note dated July 31, 2013, 12% annual interest rate, due Oct 31, 2013. Additionally, the note is convertible at $0.10 per share. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(19) 133,334k total shares issued on 7/31/2013, In consideration for lending the Company $20,000, note dated July 31, 2013, 12% annual interest rate, due Oct 31, 2013 - the note was converted on August 5, 2013. Additionally, the note is convertible at $0.10 per share. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(20) 1,100,000 shares issued on 7/31/2013 in consideration for extending his original  note a second time with his original note  dated  November 4, 2010 and due November 4, 2011 and then renewed and due November 4, 2012 and additionally renewed a second time and due November 4, 2013 in the amount of $100,000 for an additional year. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(21) Conversion of Note dated July 31, 2013 that had a conversion feature at $.10 per share. These shares were issued for the conversion of a $20,000 note.

Options and Warrants

(22)  Three options for 127,500 shares of restricted common stock at an exercise price of $0.10 per share and for a term of 5 years was awarded Geneva7, LLC in consideration for loaning the company $25,000 and renewing the note two additional times. Geneva7, LLC originally loaned the company $25,000 at 12% interest on August 29, 2011 and was awarded an option to purchase 127,500 shares of restricted common stock at an exercise price of $0.10. The term of the option is 5 years. The loan matured on April 30th 2012 and Geneva 7 agreed to renew the loan and accrue interest thru July 31, 2013 and additionally renewed the loan thru October 31, 2103 when it matured on July 31, 2013. With each additional renewal Geneva7 received an additional option to purchase 127,500 shares of restricted common stock at an exercise price of $0.10 per share and for a term of 5 years.

(23) Warrant 1,000,0000 shares. The Company entered into a contract for services with Horse and Hammerhead Marketing Solutions, LLC , a management consulting firm. Based on the agreement, the consultant was issued a warrant for 1,000,000 shares of MCGI’s restricted common stock at an exercise price of $0.12 per/share with a 4-year term.

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

(24) Warrant 100,0000 shares. The Company entered into a contract for services with EBCO, LLC. Based on the agreement, in consideration for extending their $16,000 loan, they were issued a warrant for 100,000 shares of MCGI’s restricted common stock at an exercise price of $0.10 per/share, expiring March 29, 2016.

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

EQUITY COMPENSATION PLAN INFORMATION

The Company has no shareholder approved compensation plans.

The following table provides information as of August 15, 2013 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding those in first column)
Equity compensation plans approved by the security holders	-	$-	-
Equity compensation plans not approved by the security holders	6,000,000	$0.25	-
Total	6,000,000	$$0.25	-

Certain options outstanding to consultants or shareholders are detailed in the prior section “Recent sales of Unregistered Securities”.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plans Moving Forward

The Company previously operated as an event planning consulting company engaged in the planning and execution of medical meetings and educational programs for nurses, physicians, pharmacists and other healthcare professionals.  Moving forward, and subsequent to the acquisition of Nurses Lounge, we plan to focus on Nurses Lounge, and have discontinued the event planning and consulting operations and in fact have spun-off that operation as of November 30, 2010 as described above.

Moving forward in the near term, management intends to concentrate on growing individual nurse membership by adding Nursing Schools, Student Nurse Associations and Professional Nurse Associations to our network.

We expect to do this by introducing these organizations to and educating them on the benefits that our network offers. Specifically in terms of providing them a free, branded turn-key solution for instant communications of news and information to their constituents as well as increased exposure for their organization to the broader nursing profession.

As these organizations join our network they invite their members to join their “interactive lounge”. As an example, the University of Texas at Arlington College of Nursing to date has had over 900 students, alumni and faculty connect with them in the Nurses Lounge via an invitation sent from the Dean of their nursing school as well as Nurses Lounge “NL” icon they have placed on their web site.

We also intend to strengthen our brand and grow membership through increased marketing efforts and expanded and enhanced features and functionalities over time, funding permitting.

Additionally, as membership grows, management will look to diversify the revenue model from primarily job posting revenue. Potential income streams are expected to include targeted banner ads, email sponsorships, Groupon type sales as well as mobile apps.

With funds permitting, to support these revenue streams and grow our network, management will be looking to hire 12-15 “regional publishers” as well as marketing support personnel. These publishers will be responsible for revenue generation and membership growth in their assigned markets.

We are currently considering offerings of securities under private placements, acquisitions (which are directly related to Nurses Lounge), issuing debt instruments, and joint ventures with other companies public and private and other activities to either build sales or generate much needed capital to grow and undertake our business plan (for example, obtain, if possible, loans).  However, we do not currently have any lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and loans from our shareholders and other third parties.

Our financial statements contain information expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we satisfy our liabilities and commitments in the ordinary course of business.

Moving forward throughout fiscal year 2014, we hope to expand our services into providing Student Nurse Associations (SNAs), a needed professional communication platform that will allow them to help communicate more efficiently with current members while additionally building their organizations membership. Additionally, with our administration and SEC reporting obligations current, we will be positioned to spend the majority of any equity raised to build a national sales team with needed sales and marketing.  The Company estimates it needs $750,000 to fully implement its business plan.  However, the Company can support its operations for 90 days with its cash on hand.

Recent Activity

From the launch of the Nurses Lounge network in 2009 through the year ending January 31, 2011 Nurses Lounge focused on working with organizations around the Dallas Fort Worth, Texas area. This process and time allowed us to better understand the communication needs and desires of these organizations and provided us the insight on how best to structure the network to meet the communication needs of our target markets across the nation.

During the fiscal year ending January 31, 2012, with 2 full time employees, Nurses Lounge concentrated on building out the network by creating 73 metro lounges representing all the major metro areas and/or states across the U.S.  Additionally we created over 500 “interactive lounges” for BSN schools across the nation and positioned ourselves for a national rollout as funds became available.

During the fiscal year that ended January 31, 2013 we began marketing to BSN schools and selected associations across the U.S.

Additionally we launched a “Nursing Faculty” specialty job site in June of 2012. This was done based on the numerous experienced faculty members and educationally qualified nurses (MSN and PhD candidates) that were joining our network as well as the growing demand for nursing faculty across the U.S.  Additionally management found very little direct competition in the space.

Results of Operations For the Year Ended January 31, 2011 compared to the year ended January 31, 2010

We had revenue of $563 for the year ended January 31, 2011, compared to no revenue for the year ended January 31, 2010.  We had total cost of revenues of $18,722 and total gross loss of $18,159 for the year ended January 31, 2011, compared to no cost of revenues and no gross profit for the year ended January 31, 2011.

We had total operating expenses of $1,730,849 for the year ended January 31, 2011, consisting of $48,228 of depreciation and amortization, $14,692 of selling and advertising expenses and $1,667,929 of general and administrative expenses consisting mainly of stock option expense (non-cash).  For the year ended January 31, 2010, we had total operating expenses of $46,390, consisting of general and administrative expenses of $46,390 and depreciation and amortization of $600.

We had total other expenses of $322,696 for the year ended January 31, 2011, compared to total other expenses of $116,919 for the year ended January 31, 2010, an increase of $205,777 from the prior period.  Other expense for the year ended January 31, 2011 included $223,454 of loss on recapitalization in connection with the Nurses Lounge share exchange, and $99,242 of interest expense, mainly consisting of interest expense.  Other expense for the year ended January 31, 2010 consisted solely of $116,919 of interest expense.

We had a net loss of $2,071,704 for the year ended January 31, 2011, compared to a net loss of $163,909 for the year ended January 31, 2010, an increase in net loss of $1,907,795 from the prior period.  Net loss mainly increased due to the $1,697,217 increase in general and administrative expenses and the $223,454 increase in loss on recapitalization associated with the Nurses Lounge share exchange and the accounting in connection therewith.

Liquidity and Capital Resources

As of January 31, 2011, the Company had total current assets of $1,124, consisting solely of cash and cash equivalents, and total long-term assets of $329,025, consisting of equipment of net equipment of $300, net website (representing www.workabroad.com) of $207,975 and deferred fees of $120,750 relating to consideration paid for making or extending loans. We had total liabilities of $529,636, including total current liabilities of $332,176, including accounts payable of $7,218, accrued expenses of $4,920, accrued interest payable of $9,386 and $310,652 of current portion of long-term debt in connection with working capital loans, and long term liabilities consisting of $197,460 of notes payable in connection with the purchase of the workabroad.com website.

We had negative working capital of $331,052 as of January 31, 2011.

Net cash used in operations for the year ended January 31, 2011 was $405,031 compared to $115,382 for the year ended January 31, 2010.  Net cash mainly consisted of $2,071,704 of net loss offset by $1,149,983 of stock option expense in connection with options to purchase an aggregate of 6,000,000 shares of common stock at an exercise price of $0.25 per share granted to Timothy and Garret Armes.

Cash used for purchase of fixed assets was $215,453 and $0 for the years ended January 31, 2011 and 2010, respectively.

Cash provided by financing activities for the year ended January 31, 2011 was $616,622 compared to $116,919 for the year ended January 31, 2010. This is primarily due to an increase in the proceeds from notes payable.

On or around March 2, 2010, we entered into a Letter of Intent to acquire the Uniform Resource Locator (“URL”) www.WorkAbroad.com (“WorkAbroad.com” and the “Purchase”).  The purchase price of the Purchase was $225,000 (the “Purchase Price”).  On March 8, 2010, the Company paid the required 10% down payment (equal to $22,500) on the purchase price to Steve Elisberg (the “Seller”).  The remaining balance due ($202,500) pursuant to the Purchase was payable at a rate of $2,248 per month, beginning in April 2010, based on a 10 year amortizing loan with interest at 6% with a balloon payment of all unpaid principal and interest due 36 months after closing (the “Loan”).  The parties entered into a definitive Asset Purchase Agreement on August 10, 2010 and a formal closing of the Purchase occurred on August 10, 2010.  The Company made the initial payment to the Seller in March 2010 so that it could assume operations of WorkAbroad.com at the time of the parties’ entry into the Letter of Intent rather than waiting for the formal closing.

The repayment of the Loan was secured by a security interest over WorkAbroad.com. Since the closing of the Nurses Lounge acquisition, Timothy Armes, the controlling shareholder of the Company decided to terminate pursuit of the previously disclosed acquisition opportunities so that the Company could focus on developing Nurses Lounge and businesses that are complementary to Nurses Lounge.

In connection therewith on July 8, 2011, the Company entered into an Asset Purchase Agreement with Fiakow Properties, LLC (“Fiakow”, pursuant to which Fiakow purchased the Company’s entire right and interest in workabroad.com and the August 10, 2010 Asset Purchase Agreement for an aggregate of $1,000, provided that the Seller did not formally release the Company from liability in connection with the August 10, 2010 Asset Purchase Agreement and the Company is still responsible for repaying the Loan, notwithstanding the assumption of the Loan by Fiakow, to Seller.  As of the date of this filing, an aggregate of $0 is due under the Loan, which payments thereon have been made by Fiakow subsequent to August 11, 2010.

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

The Company has borrowed funds and/or sold stock for working capital.  These transactions are detailed in the section “Recent Sales of Unregistered Securities”.

Currently the Company does not have sufficient cash reserves to meet its contractual obligations under the Purchase and Loan and its ongoing monthly expenses, which the Company anticipates totaling approximately $250,000 over the next 12 months.  The Company has been able to continue operating to date largely from loans made by its shareholders and other debt financings to date.  The Company is currently looking at both short-term and more permanent financing opportunities, including debt or equity funding, bridge or short term loans, and/or traditional bank funding, but we have not decided on any specific path moving forward.  Until we have raised sufficient funding to pay our ongoing expenses associated with being a public company, and we have sufficient funds to support our planned operations, the Company can provide no assurances that it will be able to meet its short and long term liquidity needs, until necessary financing is secured.  The Company has started to generate revenue from the Nurses Lounge business in 2011, which the Company hopes will increase to the point where the Company can finance at least a substantial portion  of the Company’s obligations, of which there can be no assurance.

We do not currently have any additional formal commitments or identified sources of additional capital from third parties or from our officers, director or significant shareholders. We can provide no assurance that additional financing will be available on favorable terms, if at all. If we are not able to raise the capital necessary to continue our business operations, we may be forced to abandon or curtail our business plan.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8.  Financial Statements and Supplementary Data

Incorporated into and forming an integral part of this Annual Report on Form 10-K are the audited financial statements for the Company for the years ended January 31, 2011 and 2010. The financial statements included in this Annual Report on Form 10-K have been audited by The Hall Group, CPAs, independent registered public accountants, as set forth in their report. The financial statements have been included in reliance upon the authority of them as experts in accounting and auditing.

Table of Contents of Financial Statements

Page
Report of Independent Registered Public Accounting Firm	28
Financial Statements:
Consolidated Balance Sheets as of January 31, 2011 and 2010	29
Consolidated Statements of Operations for the Years Ended January 31, 2011 and 2010 and Cumulative Since Reentering the Development Stage (January 1, 2009) through January 31, 2011	30
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended January 31, 2011 and 2010	31
Consolidated Statements of Cash Flows for the Years Ended January 31, 2011 and 2010 and Cumulative Since Reentering the Development Stage (January 1, 2009) through January 31, 2011	32
Notes to the Consolidated Financial Statements for the Years Ended January 31, 2011 and 2010	33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
MedCareers Group, Inc.
Coppell, Texas

We have audited the accompanying consolidated balance sheets of MedCareers Group, Inc. and subsidiaries as of January 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of MedCareers Group, Inc.’s internal control over financial reporting as of January 31, 2011 and 2010 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedCareers Group, Inc. and subsidiaries as of January 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ The Hall Group, CPAs
The Hall Group, CPAs
Dallas, Texas

August 15, 2013

MEDCAREERS GROUP, INC.
(A Development Stage Company)
Consolidated Balance Sheets
January 31, 2011 and 2010

	2011	2010
Assets
Current Assets
Cash and Cash Equivalents	$1,124	$4,986

Property, Plant & Equipment
Equipment	1,799	1,799
Less: Accumulated Depreciation	(1,499)	(999)
Website	234,500	-
Less: Accumulated Amortization	(26,525)	-
Total Fixed Assets	208,275	800

Other Assets
Deferred Fees (net)	120,750	-
Deposits	-	19,424

Total Assets	$330,149	$25,210

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$7,218	$9,986
Accrued Expenses	4,920	-
Accrued Interest Payable	9,386	-
Current Portion of Long Term Debt	310,652	792,231
Total Current Liabilities	332,176	802,217

Long Term Liabilities
Notes Payable	508,112	792,231
Less: Current Portion	(310,652)	(792,231)
Total Long Term Liabilities	197,460	-

Total Liabilities	529,636	802,217

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares, none outstanding
Common Stock, $0.001 par value, 350,000,000 shares,
40,700,000 and 20,111,034 shares issued and outstanding	40,700	20,111

Additional Paid In Capital	2,668,718	40,083
Accumulated (Deficit)	(2,908,905)	(837,420)

Total Stockholders’ Equity	(199,487)	(777,007)

Total Liabilities and Stockholders’ Equity (Deficit)	$330,149	$25,210

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.
(A Development Stage Company)
Consolidated Statement of Operations
For the Years Ended January 31, 2011 and 2010
And Cumulative Since Re-Entering the Development Stage, January 1, 2009 to January 31, 2011

	2011	2010	Cumulative Since Re-Entering the Development Stage Jan 1, 2009
Revenue	$563	$-	$563
Cost of Revenues	18,722	-	18,722
Gross Margin	(18,159)	-	(18,159)

Operating Expenses:
Depreciation and Amortization	48,228	600	48,828
Selling and Advertising Expenses	14,692	-	14,692
General and Administrative	1,667,929	46,390	1,714,708
Total Operating Expenses	1,730,849	46,990	1,778,228

Net Operating Income (Loss)	(1,749,008)	(46,990)	(1,796,387)

Other (Expense)
Loss on Recapitalization	(223,454)	-	(223,454)
Interest Expense	(99,242)	(116,919)	(216,162)
Total Other (Expense)	(322,696)	(116,919)	(439,616)

Net Income (Loss)	$(2,071,704)	$(163,909)	$(2,236,003)

Weighted Average Shares Outstanding	30,405,517	20,111,034
Income (Loss) for Common Shareholders	$(0.07)	$(0.01)

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended January 31, 2011 and 2010

				Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Totals

Balance, January 31, 2009	20,111,034	$20,111	$40,083	$(673,292)	$(613,098)

Net (Loss)				(163,909)	(163,909)

Balance, January 31, 2010	20,111,034	$20,111	$40,083	$(837,201)	$(777,007)

Issuance of Common Stock for Debt	3,538,966	3,539	881,202		884,741
Issuance of Common Stock for Services	350,000	350	87,150		87,500
Issuance of Common Stock for Deferred Fees	700,000	700	160,300		161,000

Stock Option Expense			1,499,983		1,499,983
Recapitalization	16,000,000	16,000	-		16,000

Net (Loss)				(2,071,704)	(2,071,704)

Stockholders' Equity (Deficit) at January 31, 2011	40,700,000	$40,700	$2,668,718	$(2,908,905)	$(199,487)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
For the Years Ended January 31, 2011 and 2010
And Cumulative Since Re-Entering the Development Stage, January 1, 2009 to January 31, 2011

	2011	2010	Cumulative Since Reentering the Development Stage (January 1, 2009) through Jan 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(2,071,704)	$(163,909)	$(2,236,003)
Adjustments to reconcile net loss to cash used by operating activities:
Issuance of Common Stock for Services	87,500	-	87,500
Stock Option Expense	1,499,983	-	1,499,983
Depreciation of Property & Equipment	7,978	599	8,577
Amortization of Deferred Fees	40,250	-	40,250
Change in Operating Assets and Liabilities:
Decrease in Other Assets	19,424	38,560	60,194
(Decrease) Increase in Accounts Payable	(2,768)	9,368	6,599
Increase in Accrued Expenses	14,306	-	14,306
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(405,031)	(115,382)	(518,594)

CASH FLOWS FROM INVESTING ACTIVITIES
Net assets received in acquisition	(215,453)	-	(215,453)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(215,453)	-	(215,453)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	290,000	-	290,000
Debt assumed in acquisition	246,670	-	246,670
Interest added to Notes Payable	92,510	116,919	209,429
Payments on Notes Payable	(28,558)	-	(28,558)
Common Stock Issued Upon Recapitalization	16,000	-	16,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	616,622	116,919	733,541

NET INCREASE (DECREASE) IN CASH	(3,862)	1,537	(506)

CASH AT BEGINNING OF PERIOD	4,986	3,449	1,630

CASH AT END OF PERIOD	$1,124	$4,986	$1,124

Non-Cash Issuance of Common Shares for Services	$87,500	$-	$87,500
Non-Cash Issuance of Common Shares for Debt	$884,741	$-	$884,741
Common Stock Issued for Deferred Fees	$161,000	$-	$161,000
Cash Paid for Interest	$-	$-	$0
Income Taxes	$-	$-	$0

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2011 and 2010

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization – The Company was formed as RX Scripted, LLC on December 30, 2004 as a North Carolina limited liability company and converted to a Nevada corporation as RX Scripted, Inc. on December 5, 2007.  On December 16, 2009, an amendment was filed with the State of Nevada to change the name to “MedCareers Group, Inc.” (the “Company” or “MedCareers”) and change the authorized capital of the Company. On November 5, 2010, the Company issued 24,000,000 shares of its common stock in exchange for 100% of Nurses Lounge, Inc. (“Nurses Lounge”), a Texas corporation. As a result of the share exchange, Nurses Lounge became the wholly-owned subsidiary of MedCareers.  As a result, the shareholders of Nurses Lounge owned a majority of the voting stock of MedCareers.  The transaction was accounted for as a reverse merger whereby Nurses Lounge was considered to be the accounting acquirer as its shareholders retained control of MedCareers after the exchange, although MedCareers is the legal parent company.  The share exchange was treated as a recapitalization of MedCareers.  As such, Nurses Lounge (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if MedCareers had always been the reporting company and, on the share exchange date, changed its name and reorganized its capital.  The Company operates a website for nurses, nursing schools and nurses organizations which enables the respective entities to communicate more easily and efficiently with their members.

Significant Accounting Policies:

The Company’s management selects accounting principles generally accepted in the United States of America and adopts methods for their application.  The application of accounting principles requires the estimating, matching and timing of revenue and expense. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements.

The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal  accounting control is designed to assure, among other items, that  1) recorded  transactions  are valid;  2) valid  transactions  are recorded;  and  3) transactions  are  recorded in the proper  period in a timely  manner to produce financial  statements which present fairly the financial  condition,  results of operations  and cash  flows of the  Company  for the  respective  periods  being presented.

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States.

Principles of Consolidation:

The financial statements include the accounts of MedCareers Group, Inc. as well as Nurses Lounge, Inc.  All significant inter-company transactions have been eliminated.  All amounts are presented in U.S. Dollars unless otherwise stated.

Reclassifications:

Certain prior year amounts have been reclassified to conform with the current year presentation.  Specifically, additional paid-in capital has been reclassified to show the effect of a forward 10 for 1 stock split effective January 7, 2010, and the values as if the Company were converted from a limited partnership to a corporation in 2009.

Development Stage Company:

The Company complies with ASC No. 915-10 for its characterization of the Company as development stage.

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  The carrying amount approximates fair market value.

Fixed Assets:

Fixed assets are carried at cost.  Depreciation is provided over each asset’s estimated useful life.  Upon retirement and disposal, the asset cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of the net income.   Additions and significant improvements are capitalized and depreciated.

Advertising Costs:

The Company incurred no advertising costs for the years ended January 31, 2011 and 2010.

Income Taxes:

Income from the corporation is taxed at regular corporate rates per the Internal Revenue Code.  Although the Company has tax loss carry-forwards (see Note 7), there is uncertainty as to utilization prior to their expiration.  Accordingly, the future income tax asset amounts have been fully reserved by a valuation allowance.

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

Use of Estimates:

In order to prepare financial statements in conformity with accounting principles generally accepted in the United States, management must make estimates, judgments and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. The ultimate resolution of issues requiring these estimates and assumptions could differ significantly from resolution currently anticipated by management and on which the financial statements are based.

Fair Value of Financial Instruments:

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of January 31, 2011.  The Company’s financial instruments consist of cash, accounts payable, advances and notes payable.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Revenue Recognition:

Revenue from contracts for consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned.  The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured.  For contracts with fixed fees, the Company recognizes revenues as amounts become billable in accordance with contract terms, provided the billable amounts are not contingent, are consistent with the services delivered, and are earned. The Company recognizes revenue in accordance with ASC 605-10, "Revenue Recognition in Financial Statements", (formerly Staff Accounting Bulletin No. 104 (“SAB 104”).   Revenue is recognized when persuasive evidence of an arrangement exists, delivery or service has occurred, the sales price is fixed or determinable and receipt of payment is probable.

Earnings per Common Share:

Earnings (loss) per share are calculated in accordance with ASC 260 “Earnings per Share”.  The weighted average number of common shares outstanding during each period is used to compute basic earnings (loss) per share.  Diluted earnings per share are computed using the weighted average number of shares and potentially dilutive common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.  Potentially dilutive common shares consist of stock options and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss, as their effect would be considered anti-dilutive.

There were no potentially dilutive common stock equivalents as of January 31, 2011, therefore basic earnings per share equals diluted earnings per share for the year ended January 31, 2011.  The Company had 6,000,000 options outstanding at January 31, 2011. As the Company incurred a net loss during the year ended January 31, 2011, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.

NOTE 2 – DEFERRED FEES

Deferred fees represent stock issued as fees to make or extend notes payable. Stock issued was valued at the date of issue and amortized over the term of the loan. Deferred fees at January 31, 2011 and 2010 were as follows:

	2011	2010
Deferred Fees	$161,000	$0
Less: Accumulated Amortization	(40,250)	0
Deferred Fees - Net	$120,750	$0

NOTE 3 - NOTES PAYABLE

The components of the Company’s debt as of January 31, 2011 and 2010 were as follows:
	2011	2010
Note Payable - $202,500, 6% interest, payable $2,248 per month, due March 11, 2014	$188,562	$0
Note Payable - $100,000, 12% interest payable monthly or accrued, due Nov 4, 2011	100,000	0
Note Payable - $50,000, 12% interest payable monthly or accrued, due Nov 14, 2011	4,550	0
Note Payable - $190,000, 12% interest payable monthly or accrued, due Oct 29, 2011	190,000	0
Note Payable - $25,000, 12% interest payable monthly or accrued, due March 11, 2014	25,000	0
Note Payable - $175,000, 12% interest added to note quarterly, due Nov 5, 2010	0	320,388
Note Payable - $175,000, 12% interest added to note quarterly, due Nov 5, 2010	0	320,388
Note Payable - $50,000, 12% interest added to note quarterly, due Nov 5, 2010	0	94,659
Note Payable - $30,000, 12% interest added to note quarterly, due Nov 5, 2010	0	56,796
Subtotal	508,112	792,231
Less – currently payable	(310,652)	(792,231)
Long-term debt	$197,460	$0

The Company had accrued $9,386 interest on the notes at January 31, 2011.  As of January, 2010, $362,231 of unpaid interest had been added to the principal balance of the notes.   The $792,231 of notes and accrued interest were converted into common stock upon the merger in November 2010, which is reflected in the Stockholders’ Equity statement.

On March 8, 2010, MedCareers Group, Inc. received financing of $25,000 for the down payment on the workabroad.com website.  This third-party note accrues interest at 6% per annum and is payable on March 8, 2014. The Company accrued $378 in interest expense for the three month period ended October 31, 2010.  The Company also received $50,000 pursuant to a note payable from a third party with interest accruing at 10% per annum.  This note payable is classified as a current liability due to the May 31, 2011 maturity date.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of Preferred Stock, having a par value of $0.001 per share.  There are no preferred shares outstanding at January 31, 2011 and 2010.

Common Stock:

The Company is authorized to issue 350,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  At January 31, 2011 and 2010, there were 40,700,000 and 20,111,034 shares outstanding, respectively.  No dividends were paid in the years ended January 31, 2011 or 2010.

Options and Warrants:

The Company had the following options or warrants outstanding at January 31, 2011:

Issued To	# Options	Dated	Expire	Strike Price
President and CEO	4,000,000	11/18/2010	11/18/2015	$0.25 per share
Vice President	2,000,000	11/18/2010	11/18/2015	$0.25 per share

The Company had no options or warrants outstanding at January 31, 2010.

NOTE 5 – EMPLOYEE BENEFIT PLANS

During the years ended January 31, 2011 and 2010, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 6 – INCOME TAXES

MedCareers Group, Inc. has incurred losses since inception.  Therefore, MedCareers has no federal tax liability.  Additionally there are limitations imposed by certain transactions which are deemed to be ownership changes.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward is about $2,908,905 at January 31, 2011 of which $1,964,270 is available for carryforward for federal income tax purposes and will expire in fiscal year 2026.  At January 31, 2010, there is no income tax carryforward due to the loss being incurred while the Company was taxed as a partnership and the income taxed pro rata to its partners. At January 31, 2011 and 2010, the deferred tax asset consisted of the following:

	2011	2010
Deferred tax asset:
Net operating loss	$667,852	$0
Less valuation allowance	(667,852)	(0)
Net deferred tax asset	$0	$0

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company may from time to time be involved with various litigation and claims that arise in the normal course of business.  As of January 31, 2011, no such matters were outstanding.

NOTE 8 – SUBSEQUENT EVENTS

On October 3, 2011, the Company sold the www.workabroad.com website for $1,000 and an assumption of the debt of approximately $185,939. The Company recorded a loss of $4,087 on the disposition.

NOTE 9 - GOING CONCERN AND FINANCIAL POSITION

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through January 31, 2011 of $2,908,905 and has a working capital deficit at January 31, 2011 of $331,052.

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

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

NOTE 11 – LOSS ON RECAPITALIZATION

On November 5, 2010, the Company effected a recapitalization by issuing 24,000,000 shares of its Common Stock in exchange for 100% of Nurses Lounge, Inc. (“Nurses Lounge”), a Texas corporation. As a result of the share exchange, Nurses Lounge became the wholly-owned subsidiary of MedCareers. Additionally, the shareholders of Nurses Lounge owned a majority of the voting stock of MedCareers.  The transaction was regarded as a reverse merger whereby Nurses Lounge was considered to be the accounting acquirer as its shareholders retained control of MedCareers after the exchange, although MedCareers is the legal parent company.  The share exchange was treated as a recapitalization of MedCareers.  As such, Nurses Lounge (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if MedCareers had always been the reporting company and, on the share exchange date, changed its name and reorganized its capital  The loss on recapitalization of $223,454 represents the adjustment relating to the value recorded in the equity section of MedCareers pre-recapitalization and the value assigned to it upon recapitalization.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 8, 2013, the Board of Directors of the Company dismissed GBH CPAs, PC (“GBH CPAs”), as its independent registered public accounting firm. On March 8, 2013, the accounting firm of The Hall Group, CPAs (the “Hall Group”), was engaged as the Company's new independent registered public accounting firm. The Board of Directors of the Company approved the dismissal of GBH CPAs and the engagement of the Hall Group.

During the fiscal years ended January 31, 2010 and 2009 (the last two fiscal years during which the Company prepared and filed audited financial statements with the Securities and Exchange Commission prior to the period covered by this report), and the period through the date of dismissal of GBH CPAs, there were no disagreements with GBH CPAs whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to GBH CPAs 's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with a report on the Company's financial statements.

The report of GBH CPAs on the Company's financial statements for the fiscal years ended January 31, 2010 and 2009, did not contain an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Company's audited financial statements for the fiscal years ended January 31, 2010 and 2009 included a going concern disclosure in the Company's audited financial statements.

During fiscal years ended January 31, 2010 and 2009, and the subsequent interim periods thereto, through March 8, 2013, there were no disagreements with GBH CPAs, PC whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to GBH CPAs, PC's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the Company’s fiscal years ended January 31, 2010 and 2009 or the subsequent interim period through March 8, 2013.

During the two most recent fiscal years, and any subsequent interim period prior to engaging the Hall Group, neither the Company, nor anyone on its behalf, consulted the Hall Group regarding (i) either the application of accounting principles to a specified transaction, completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by the Hall Group that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of either a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

The Company has requested that GBH CPAs furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. Such letter is incorporated by reference hereto as Exhibit 16.1.

Item 9A.  Controls and Procedures

Evaluation of Disclosure on Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2011. This evaluation was accomplished under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) who concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure.

We have identified the following weaknesses in our internal controls:

Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

In order to remedy our existing internal control deficiencies, as our finances allow, we will hire additional accounting staff.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at January 31, 2011. Based on its evaluation, our management concluded that, as of January 31, 2011, our internal control over financial reporting was not effective because of limited staff and a need for a full time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table lists the names and ages of the executive officers and director of the Company.  The director(s) will continue to serve until the next annual shareholders meeting, or until their successors are elected and qualified. All officers serve at the discretion of the Board of Directors.

Name	Age	Position	Date First Appointed/Elected To the Company
Timothy Armes	57	Chairman, Chief Executive Officer, President, Secretary and Treasurer and President and Chief Executive Officer of Nurses Lounge	September 2006

Garret Armes	28	Vice President of Nurses Lounge	March 2009

Timothy Armes. Mr. Armes has served as President and Chief Executive Officer of Nurses Lounge since September 2002.  From February 2011 to August 2011, Mr. Armes served as the Chief Operating Officer of the Company.  Since August 2011, Mr. Armes has served as the Chairman, Chief Executive Officer, President, Secretary and Treasurer of the Company. Mr. Armes began his career in recruiting when he entered the career fair business in 1987. In 1992 Mr. Armes launched one of the first online job bulletin boards which eventually grew into jobs.com. As CEO of Jobs.com he raised over 100 million dollars and grew it into one of the top employment web sites before leaving the company in May of 2000.   Prior to entering the career fair business, Mr. Armes began his career as an auditor for Ernst and Young and then as a real estate workout specialist with different firms in the mid 1980’s. Mr. Armes obtained a Bachelor of Business Administration degree in Accounting from the University of Texas in 1980 and is a Certified Public Accountant.

Director Qualifications:

The Company believes that Mr. Armes is well qualified to serve as a Director of the Company because of his significant experience working with and building Nurses Lounge (which since November 2010, has been our wholly-owned operating subsidiary); his prior experience growing Jobs.com, and his financial and accounting background.

Garret Armes. Has served as the Vice President of Nurses Lounge since March 2009. Garret is a 2008 graduate of the University of North Texas with a Bachelor of Arts in Advertising and a Minor in Marketing. Upon graduation Garret assumed several responsibilities with Nurses Lounge. When Nurses Lounge magazine was in circulation he created in-house ads, wrote articles, assisted with layout, and managed the distribution lists. Garret led the transition of the website from a portal into a professional network for nurses including design and re-launching of the site as well as the day-to-day administration. Responsibilities range from creating banner ads, writing articles and press releases, sales and support, web development and design, as well as lead community administrator.  Garret Armes is the son of Timothy Armes.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations.

In lieu of an Audit Committee, the Company’s Board of Directors (currently consisting solely of Timothy Armes), is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. The Board of Directors believes that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the sole director.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have an independent board member that qualifies as an "audit committee financial expert" as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Exchange Act.

We believe that our sole director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The sole director does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committee can be adequately performed by the sole director. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our sole director and our executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board Meetings and Annual Meeting

During the fiscal year ended January 31, 2011, our Board of Directors (currently consisting solely of Timothy Armes) did not meet or hold any formal meetings.  We did not hold an annual meeting in 2011.  In the absence of formal board meetings, the Board conducted all of its business and approved all corporate actions during the fiscal year ended January 31, 2011 by the unanimous written consent of its sole director.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines.  In the event our operations, employees and/or directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The sole director believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Chief Executive Officer, at the address appearing on the first page of this report.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes the total compensation paid or earned by the Company’s Chief Executive Officer and Chief Financial Officer during the fiscal years ended January 31, 2011 and 2010.  The Company did not have any executive officers who received total compensation in excess of $100,000 during the fiscal years disclosed below, other than disclosed below.

Name and principal position (1)	Year	Salary	Bonus	Stock Awards ($)	Option Awards	All other compensation *	Total compensation

Timothy Armes	2011	$16,624	-	-	$999,989(6)	-	$1,016,613
CEO, President, Treasurer, Secretary and Director (2)

Garret Armes	2011	$8,500	-	-	$499,994(6)	-	$508,494
Vice President Nurses Lounge

William Goldstein	2011	-	-	-	-	-	-
Former CEO, President, Secretary and Director (2)(3)

Marc Bercoon	2011	-	-	-	-	-	-
Former Chief Financial Officer and Treasurer (2)(3)

Robert Bryan Crutchfield	2011	-	-	-	-	-	-
Former CEO, President, CFO, Treasurer, Secretary and Director (3)(5)	2010	-	-	-	-	-	-

Charles John Dean	2011	-	-	-	-	-	-
Former VP, CFO and Treasurer (4)	2010	-	-	-	-	-	-

MaryAnne McAdams	2010	-	-	-	-	-	-
Former CEO, President, Treasurer, Secretary and Director (5)

*
Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.  No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. The value of the Stock Awards and Option Awards in the table above, if any, was calculated based on the fair value of such securities calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(1)
No executive director receive any consideration, separate from the compensation they received as an executive officer of the Company (if any) for service on the Board of Directors of the Company during the periods disclosed.

(2)
Effective August 15, 2011, Marc Bercoon resigned as the Chief Financial Officer and Treasurer of the Company and William Goldstein resigned as President, Chief Executive Officer and Secretary and as the sole director of the Company.  Effective the same date, Timothy Armes, the Company’s then majority shareholder was appointed as the Chief Executive Officer, President, Secretary, Treasurer and sole director of the Company to fill the vacancies created by such resignations.

(3)
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

(4)
On January 13, 2010, Charles John Dean was appointed as the Vice President, Chief Financial Officer and Treasurer of the Company. On or around August 23, 2010, Charles John Dean resigned as Vice President, Chief Financial Officer and Treasurer of the Company.

(5)
Ms. McAdams resigned as the Company’s Chief Executive Officer, President, Secretary, Treasurer and director on October 2, 2009, and Robert Bryan Crutchfield was appointed as the sole director, Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer of the Company on that same date.

(6)
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

Employment Agreements

The Company (through Nurses Lounge) has employment agreements in place with its President and Vice President that provide for the following:

Timothy Armes, President

In November 2010, Nurses Lounge entered into an Employment Agreement with Timothy Armes, pursuant to which Mr. Armes agreed to serve as President and Chief Executive Officer of Nurses Lounge until November 30, 2012, subject to yearly extensions, unless terminated by either party thirty days prior to November 30, 2012, and each anniversary date of the parties’ entry into the agreement thereafter.  Pursuant to the agreement, Nurses Lounge agreed to pay Mr. Armes $120,000 per year; that Mr. Armes would be eligible for a discretionary bonus in the determination of the Board of Directors of the Company; and that Mr. Armes would be granted options to purchase 4,000,000 shares of common stock of the Company at an exercise price of $0.25 per share.  The options are subject to certain vesting requirements provided in Mr. Armes’ option agreement.  In the event the agreement is terminated without cause by Nurses Lounge, Mr. Armes is to receive 12 months of his base salary as severance pay.  In the event the agreement is terminated for any other reason, Mr. Armes is to receive such consideration as has been earned by him as of the date of such termination.  Mr. Armes agreed not to compete with the Company for 12 months following the termination of the agreement.

Garret Armes, Vice President Nurses Lounge

In November 2010, Nurses Lounge entered into an Employment Agreement with Garret Armes, pursuant to which Mr. Armes agreed to serve as Vice President of Nurses Lounge on a continuing month-to-month basis until such time as either party provides the other 30 days prior written notice of its intention to terminate the agreement. Pursuant to the agreement, Nurses Lounge agreed to pay Mr. Armes $36,000 per year; that Mr. Armes would be eligible for a discretionary bonus in the determination of the Board of Directors of the Company; and that Mr. Armes would be granted options to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.25 per share.  The options are subject to certain vesting requirements provided in Mr. Armes’ option agreement.   Mr. Armes agreed not to compete with the Company for 12 months following the termination of the agreement.

Grants of Plan-Based Awards

Outstanding Equity Awards at Fiscal Year End The following table provides certain summary information concerning outstanding equity awards held by the named executive officers as of January 31, 2011:

Outstanding Equity Awards at Fiscal Year-End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options(#) exercisable	Number of securities underlying unexercised options(#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options(#)	Option exercise price($)	Option expiration date	Number of shares or units of stock that have not vested(#)	Market value of shares or units of stock that have not vested(#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested(#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested($)
Timothy Armes	4,000,000	-	-	$0.25	11/9/2015	-	-	-	-
CEO and President

Garret Armes	2,000,000	-	-	$0.25	11/9/2015	-	-	-	-
Vice President Nurses Lounge

Potential Payments upon Termination or Change in Control

The Company does not have any contract, agreement, plan or arrangement with its named executive officers that provides for payments to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the Company, or a change in the named executive officer’s responsibilities following a change in control.

Retirement Plans

The Company does not have any plan that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement.

Compensation of Directors

In the past, the Company has not instituted a policy of compensating non-management directors. However, the Company plans to use stock-based compensation to attract and retain qualified candidates to serve on its Board of Directors. In setting director compensation, the Company will consider the significant amount of time that directors expend in fulfilling their duties to the Company, as well as the skill-level required by the Company of its Board members.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our voting stock, as of August 15, 2013, by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (ii) each of our officers and directors (provided that Mr. Armes currently serves as our sole director); and (iii) all of our officers and directors as a group.

Based on information available to us, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after August 15, 2013 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage of ownership of any other person. The following table is based on 52,658,863 common shares issued and outstanding as of August 15, 2013.

	Beneficial Owner	Address	Common Shares	Percent Ownership

Common Stock	Timothy Armes Chairman / CEO President, Secretary, CFO	748 E Bethel School Road Coppell, Texas 75019	14,902,795 (1)	28.30%

Common Stock	Garret Armes Vice President Nurses Lounge	748 E Bethel School Road Coppell, Texas 75019	0 (2)	0.0%

	All Officers and Directors as a Group (2 Persons)		14,902,795	28.30%

Greater than 5% Shareholders

Common Stock	AJBCA, LLLP Shareholder (3)	1950 Telegraph Road Lake Forest, Illinois 60045	3,945,081	7.49%

Common Stock	The Fox-McCarthy Family Limited Partnership, LLP (4)	3434 North Wide Loop Drive Tucson, Arizona 85749	3,945,081	7.49%

Common Stock	Larry Glenn, Jr.	2020 Edgewood Dr. Lakeland, Florida 33803	5,062,408 (5)	9.61%

(1) Does not include options to purchase 4,000,000 shares of common stock at an exercise price of $0.25 per share, which are exercisable at any time prior to November 9, 2015.

(2) Does not include options to purchase 2,000,000 shares of common stock at an exercise price of $0.25 per share, which are exercisable at any time prior to November 9, 2015.

(3) The beneficial owner of the shares held by AJBCA, LLLP is Tony Unruh.

(4) The beneficial owner of the shares held by The Fox-McCarthy Family Limited Partnership, LLP is Martin Fox.

(5) Includes 4,782,750 shares of common stock and shares of common stock.  Mr. Glenn also owns rights to (a) a warrant to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.12 per share, which has a term expiring on January 8, 2018; (b) a $50,000 convertible promissory note due January 31, 2014, which converts into common stock at the rate of $0.02 per share; (c) a $140,000 convertible promissory note due January 31, 2014, which converts into common stock at the rate of $0.07 per share; (d) a $50,000 convertible promissory note due January 31, 2014, which converts into common stock at the rate of $0.07 per share; (e) a $12,500 convertible promissory note due January 31, 2014, which converts into common stock at the rate of $0.08 per share; and (f) a $95,650 convertible promissory note due January 31, 2014, which converts into common stock at the rate of $0.08 per share. The Company and Mr. Glenn previously entered into an agreement in April 2013, effective in December 2011, limiting Mr. Glenn’s ability to convert the convertible notes he holds and exercise the warrant he holds if such conversion/exercise would result in him owning more than 9.99% of the Company’s outstanding shares of common stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

On or around November 19, 2010, the Company entered into a Share Exchange Agreement (the “Exchange”) with Nurses Lounge, Inc., a Texas corporation (“Nurses Lounge”) and the nine shareholders of Nurses Lounge (the “Nurses Lounge Shareholders”).  Pursuant to the Exchange, we agreed to issue 24,000,000 restricted shares of our common stock to the Nurses Lounge Shareholders in exchange for 100% of the issued and outstanding shares of common stock of Nurses Lounge.  Although 24,000,000 restricted shares were issued in connection with the Exchange, certain significant shareholders of the Company also agreed to cancel some of the shares they owned so that the net effect of the Exchange was an increase to the outstanding shares by 7,175,000 shares rather than 24,000,000.  Included in the shareholders receiving shares in connection with the Exchange, was Timothy Armes, who received 14,902,795 shares; the Fox-McCarthy Family Limited Partnership, LLP, which is beneficially owned by Martin Fox, which received 3,945,081 shares; and AJBCA, LLLP, which is beneficially owned by Tony Unruh, which received 3,945,081 shares.

In connection with the Exchange, Archetype Partners, LLC (“Archetype”), our majority shareholder prior to the Exchange, which is controlled by Robert Bryan Crutchfield, our former Chief Executive Officer and director, agreed to cancel 11,185,000 of the shares of common stock which it held (leaving Archetype the holder of 7,575,000 shares post-Exchange) in consideration for $50,000.  Additionally, pursuant to a separate Voting Agreement, which has since expired, Archetype agreed to provide Timothy Armes, the largest shareholder of and Chief Executive Officer of Nurses Lounge, rights to vote all 7,575,000 of the shares retained by Archetype (and any additional securities of the Company acquired by Archetype) for a period of two years beginning on November 19, 2010 (the “Voting Agreement”).  The Voting Agreement became effective upon the consummation of the Exchange.

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

Pursuant to the Exchange, Nurses Lounge became a wholly-owned subsidiary of the Company and as a result of the Exchange, the Cancellation Agreements and the Voting Agreement, Timothy Armes, the former largest shareholder of Nurses Lounge obtained majority voting control over the Company; provided that effective upon the expiration of the Voting Agreement in November 2012, Mr. Armes is no longer our majority shareholder.

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

In November 2010, Nurses Lounge entered into an Employment Agreement with Timothy Armes, pursuant to which Mr. Armes agreed to serve as President and Chief Executive Officer of Nurses Lounge until November 30, 2012, subject to yearly extensions, unless terminated by either party thirty days prior to November 30, 2012, and each anniversary date of the parties’ entry into the agreement thereafter.  Pursuant to the agreement, Nurses Lounge agreed to pay Mr. Armes $120,000 per year; that Mr. Armes would be eligible for a discretionary bonus in the determination of the Board of Directors of the Company; and that Mr. Armes would be granted options to purchase 4,000,000 shares of common stock of the Company at an exercise price of $0.25 per share.  The options are subject to certain vesting requirements provided in Mr. Armes’ option agreement.  In the event the agreement is terminated without cause by Nurses Lounge, Mr. Armes is to receive 12 months of his base salary as severance pay.  In the event the agreement is terminated for any other reason, Mr. Armes is to receive such consideration as has been earned by him as of the date of such termination.  Mr. Armes agreed not to compete with the Company for 12 months following the termination of the agreement.

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

Effective August 15, 2011, Marc Bercoon resigned as the Chief Financial Officer and Treasurer of the Company and William Goldstein resigned as President, Chief Executive Officer and Secretary and as the sole director of the Company.  Effective the same date, Timothy Armes, the Company’s then majority shareholder was appointed as the Chief Executive Officer, President, Secretary, Treasurer and sole director of the Company to fill the vacancies created by such resignations.

Following is a list of transactions with Larry Glenn:

Larry Glenn was issued 1,600,000 total shares issued on 12/16/2011. 1,200,000 were issued in consideration for extending the note originally dated October 29, 2010 and due November 1, 2011 and extended to November 1, 2012, in the amount of $190,000. Additionally 400,000 shares of restricted common stock was issued in consideration for making an additional loan in the amount of $50,000 dated December 15, 2011 for a term of one year.  The note bears interest at 12%, with the Company paying the Holder interest only commencing on December 1, 2011 and continuing on the first day (1st) day of each month thereafter through and including November 1, 2011, the Maturity Date, which final payment shall include all principal and accrued interest. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

Larry Glenn purchased common stock for cash.  On January 9, 2013 the company issued 2,000,000 units of its securities in a private placement to an accredited investor. The price of these Units was $0.10 per unit. Each Unit consists of 1 share of restricted common stock valued at $0.10 per share for a total of 2,000,000 shares and one 5 year Warrant. Each Series B Warrant entitles the holder to purchase one share of common stock at an exercise price of $0.12 per share and subject to adjustments due to recapitalization or reclassification of common stock. The Company received proceeds of $200,000.

	Acceptance		New Shares
Investment	Date	Units (.25)	Issued (.10)	Warrants	Warrant#
$200,000	01/09/13	2,000,000	2,000,000	2,000,000	B-100
		Exercise Price		$0.12
		Potential Proceeds		240,000

Larry Glenn was issued 134,500 shares issued on 1/30/2012 in consideration for lending the Company $12,500, note dated May 8, 2012. The note bears interest at 12%, with the Company paying the Holder interest only commencing on December 1, 2011 and continuing on the first day (1st) day of each month thereafter through and including November 1, 2011, the Maturity Date, which final payment shall include all principal and accrued interest. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

Additionally, the Holder received 72,000 restricted shares of common stock as a 1st quarter interest payment of $7,200 on his 190,000, 12% note renewed in November 2011 and 50,000, 12% note originated in December 2011.

Larry Glenn was issued 478,250 shares issued on 10/2/2012 in consideration for lending the Company $95,650 to be funded over 12 months at $7,500 per month after initial payment of $5,650. The note was dated September, 2012, and it was agreed the Holder would receive a total of 957,000 of restricted common stock as an incentive to make the loan. 478,500 shares was issued as agreed after the first payment was received with the additional 478,500 shares to be issued in September 2013 after funding entire note. The note bears interest at 12%, with the Company paying the Holder interest only on the first day (1st) day of each month thereafter through and including January 31, 2014, the Maturity Date, which final payment shall include all principal and accrued interest. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we had not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, director(s) and significant stockholders.  However, the Company makes it a practice of having its Board of Directors (currently consisting solely of Mr. Armes) approve and ratify all related party transactions.  In connection with such approval and ratification, the Board of Directors takes into account several factors, including their fiduciary duties to the Company; the relationships of the related parties to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services are available; and the terms the Company could receive from an unrelated third party.

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

Director Independence

We currently only have one director, Timothy Armes, who is not independent.  We have no current plans to appoint any independent directors.

Item 14.  Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K and Form 10-Q(s) for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for fiscal years 2011 and 2010 was $22,500 and $21,200, respectively.

(2) Audit Related Fees

None

(3) Tax Fees

None

(4) All Other Fees

None

PART IV

Item 15.  Exhibits and Financial Statement Schedules

1. Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	28
Financial Statements:
Consolidated Balance Sheets as of January 31, 2011 and 2010	29
Consolidated Statements of Operations for the Years Ended January 31, 2011 and 2010 and Cumulative Since Reentering the Development Stage (January 1, 2009) through January 31, 2011	30
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended January 31, 2011 and 2010	31
Consolidated Statements of Cash Flows for the Years Ended January 31, 2011 and 2010 and Cumulative Since Reentering the Development Stage (January 1, 2009) through January 31, 2011	32
Notes to the Consolidated Financial Statements for the Years Ended January 31, 2011 and 2010	33

2. Financial Statement Schedules

Schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedCareers Group, Inc.

By:  /s/  Timothy Armes
Timothy Armes, Chairman (Director), Chief Executive Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial/Accounting Officer)

Date: August 30, 2013

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(5)	Certificate of Amendment to Articles of Incorporation

3.3(5)	Certificate of Correction to Certificate of Amendment to Articles of Incorporation

3.2(1)	Bylaws

10.1(1)	Revolving Credit Promissory Note with Kevin McAdams (December 12, 2007)

10.2(1)	Convertible Promissory Note with David M. Loev (March 11, 2008)

10.3(2)	Amended Convertible Promissory Note with David M. Loev

10.4(3)	Amended Revolving Credit Promissory Note with Kevin McAdams

10.5(3)	Second Amended Convertible Promissory Note with David M. Loev

10.6(4)	Stock Purchase Agreement

10.7(4)	Voting Agreement

10.8(4)	Debt Extinguishment Agreement (Kevin McAdams)

10.9(4)	Debt Extinguishment Agreement (David M. Loev)

10.10(6)	Agreement with Premier Healthcare Professionals, Inc.

10.11(7)	Promissory Note

10.12(8)	Asset Purchase Agreement Relating to the Purchase of WorkAbroad.com

10.13(8)	WorkAbroad.com Development Proposal

10.14(9)	Share Exchange Agreement with Nurses Lounge and the Shareholders of Nurses Lounge

10.15(9)	Cancellation of Shares Agreements

10.16(9)	Voting Agreement

10.17(9)	Employment Agreement with Timothy Armes (Nurses Lounge)

10.18(9)	Option Agreement with Garret Armes

10.19(9)	Option Agreement with Timothy Armes

10.20(9)	Spin-Off Agreement

10.21(9)	$190,000 Promissory Note

10.22(9)	$100,000 Promissory Note

10.23(10)	$50,000 Promissory Note

10.24*	Asset Purchase Agreement workabroad.com (July 8, 2011)

10.25*	Employment Agreement (Timothy Armes)( November 18, 2010)

10.26*	Employment Agreement (Garret Armes)(November 18, 2010)

10.27*	Common Stock Purchase Option (Timothy Armes)(November 18, 2010)(4,000,000 shares)

10.28*	Common Stock Purchase Option (Garret Armes)(November 18, 2010)(2,000,000 shares)

16.1(11)	Letter from GBH CPAs, PC dated March 29, 2013

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(8)	Financial Statements of WorkAbroad.com

99.2(8)	Pro Forma Financial Information of WorkAbroad.com

99.3(12)
Audited Balance Sheets of Nurses Lounge as of October 31, 2010 and December 31, 2009; Audited Statement of Operations of Nurses Lounge for the ten months ended October 31, 2010, year ended December 31, 2009 and cumulative period since re-entering the development stage on January 1, 2009; Audited Statement of Partners’ Capital of Nurses Lounge for the year ended December 31, 2009 and ten months ended October 31, 2010; and Audited Statements of Cash Flows of Nurses Lounge for the ten months ended October 31, 2010, year ended December 31, 2009 and cumulative period since re-entering the development stage on January 1, 2009, and the notes thereto

99.4(12)	Unaudited Pro Forma Condensed Statement of Operations for the nine months ended October 31, 2010 and Unaudited Pro Forma Condensed Balance Sheet as of October 31, 2010, and the notes thereto

*   Filed herewith.

** Furnished herewith.

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

(11) Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on March 29, 2011, and incorporated herein by reference.

(12) Filed as an Exhibit to the Company’s Current Report on Form 8-K/A, filed with the Commission on August 16, 2013, and incorporated herein by reference.