Form 10-Q
period 2011-04-30
MEDCAREERS GROUP, Inc.
filed 2013-09-13
CIK 1438901

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period  ___________ to ____________.

Commission File Number  333-152444

MEDCAREERS GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	7389	26-1580812
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

758 E Bethel School Road, Coppell, Texas 75019
(Address of principal executive offices)

  (972) 393-5892
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes [  ]   No  [X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:

Yes [    ]   No [X ].

As of September 5, 2013, there were 52,708,863 shares of Common Stock of the issuer outstanding.

MEDCAREERS GROUP, INC.
(A Development Stage Company)
Consolidated Balance Sheets
As of April 30, 2011 and January 31, 2011
(Unaudited)

	As of April 30, 2011	As of January 31, 2011
Assets
Current Assets
Cash and Cash Equivalents	$2,146	$1,124

Property, Plant & Equipment
Equipment	1,799	1,799
Less: Accumulated Depreciation	(1,799)	(1,649)
Website	234,500	234,500
Less: Accumulated Amortization	(33,703)	(28,024)
Total Fixed Assets	200,797	208,275

Other Assets
Deferred Fees (net)	88,900	120,750

Total Assets	$291,843	$330,149

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$7,218	$7,218
Accrued Expenses	6,621	4,920
Due to Related Parties	9,650	-
Accrued Interest Payable	13,270	9,386
Current Portion of Notes Payable	376,102	310,652
Total Current Liabilities	412,861	332,176

Long Term Liabilities
Notes Payable	572,264	508,112
Less: Current Portion	(376,102)	(310,652)
Total Long Term Liabilities	196,162	197,460

Total Liabilities	609,023	529,636

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares, none outstanding	-	-
Common Stock, $0.001 par value, 350,000,000 shares,
40,840,000 and 40,700,000 shares issued and outstanding	40,840	40,700

Additional Paid In Capital	2,679,778	2,668,718
Accumulated (Deficit)	(3,037,798)	(2,908,905)
Total Stockholders’ Equity (Deficit)	(317,180)	(199,487)

Total Liabilities and Stockholders’ Equity	$291,843	$330,149

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.
(A Development Stage Company)
Consolidated Statement of Operations
For the Three Months Ended April 30, 2011 and 2010
And Cumulative Since Re-Entering the Development Stage, January 1, 2009 to April 30, 2011
(Unaudited)

	Three Months Ended
	April 30, 2011	April 30, 2010	Cumulative Since Re-Entering the Development Stage, Jan 1, 2009

Revenue	$11,410	$-	$11,973
Cost of Sales	15,430	-	34,152
Gross Profit (Loss)	(4,030)	-	(22,179)

Operating Expenses:
Depreciation and Amortization	50,528	150	99,356
Selling and Advertising Expenses	16,715	-	31,407
General and Administrative	44,454	1,355	1,759,162
Total Operating Expenses	111,697	1,505	1,889,925

Net Operating (Loss)	(115,717)	(1,505)	(1,912,104)

Other Income (Expense)
Loss on Recapitalization	-	-	(223,454)
Interest Expense	(13,176)	(29,709)	(229,338)
Total Other Income (Expense)	(13,176)	(29,709)	(452,792)

Net Loss	$(128,893)	$(31,214)	$(2,364,896)

Basic and Diluted Earnings (Loss) per share	$0.00	$(0.00)	$(0.06)

Weighted Average Shares Outstanding:
Basic and Diluted	43,877,769	20,111,034

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity
For the Year Ended January 31, 2011 and Three Months Ended April 30, 2011
(Unaudited)

	Common Stock		Paid-In	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Totals

Balance, January 31, 2010	20,111,034	$20,111	$40,083	$(837,201)	$(777,007)

Issuance of Common Stock for Debt	3,538,966	3,539	881,202		884,741
Issuance of Common Stock for Services	350,000	350	87,150		87,500
Issuance of Common Stock for Deferred Fees	700,000	700	160,300		161,000

Stock Option Expense			1,499,983		1,499,983
Recapitalization	16,000,000	16,000	-		16,000

Net (Loss)				(2,071,704)	(2,071,704)

Balance, January 31, 2011	40,700,000	$40,700	$2,668,718	$(2,908,905)	$(199,487)

Issuance of Common Stock for Deferred Fees	140,000	140	11,060		11,200

Net (Loss)				(128,893)	(128,893)

Stockholders' Equity (Deficit) at April 30, 2011	40,840,000	$40,840	$2,679,778	$(3,037,798)	$(317,180)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Three Months Ended April 30, 2011 and 2010
And Cumulative Since Re-Entering the Development Stage, January 1, 2009 to April 30, 2011
(Unaudited)

	Three Months Ended April 30,	Three Months Ended April 30,	Cumulative Since Re-Entering the Development Stage,
	2011	2010	Jan 1, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(128,893)	$(31,214)	$(2,364,896)

Adjustments to reconcile net deficit to cash used by operating activities:

Depreciation and Amortization of Property and Equipment	7,478	150	16,055
Amortization of Deferred Fees	43,050	-	83,300
Common Stock Issued for Services	-	-	87,500
Stock Option Expense	-	-	1,499,983
Change in Assets and Liabilities:
(Increase) in Other Current Assets	-	-	60,194
(Increase) in Other Assets	-	(1,211)	-
Increase (Decrease) in Accounts Payable	-	(2,000)	6,599
Increase in Accrued Expenses	5,585	-	19,891
Increase in Due to Related Party	9,650	-	9,650
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(63,130)	(34,275)	(581,724)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Assets Acquired in Acquisition	-	-	(215,453)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	-	-	(215,453)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	70,000	-	360,000
Debt Assumed in Acquisition	-	-	246,670
Interest Added to Notes Payable	-	29,709	209,429
Payments on Notes Payable	(5,848)	-	(34,406)
Common Stock Issued on Recapitalization	-	-	16,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	64,152	29,709	797,693

NET INCREASE (DECREASE) IN CASH	1,022	(4,566)	516
Cash, beginning of period	1,124	4,986	1,630
Cash, end of period	2,146	420	2,146

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for Interest	$5167	$-	$5,167
Taxes paid	$-	$-	$-
Issuance of Common Stock for Services	$-	$-	$87,500
Issuance of Common Stock for Debt	$-	$-	$884,741
Issuance of Common Stock for Fees	$11200	$-	$172,200

The Accompanying Notes are an Integral Part of these Financial Statements

MEDCAREERS GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2011 and 2010

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization – The Company was formed as RX Scripted, LLC on December 30, 2004 as a North Carolina limited liability company and converted to a Nevada corporation as RX Scripted, Inc. on December 5, 2007.  On December 16, 2009, an amendment was filed with the State of Nevada to change the name to “MedCareers Group, Inc.” (the “Company” or “MedCareers”) and change the authorized capital of the Company. On November 5, 2010, the Company issued 24,000,000 shares of its common stock in exchange for 100% of Nurses Lounge, Inc. (“Nurses Lounge”), a Texas corporation. As a result of the share exchange, Nurses Lounge became the wholly-owned subsidiary of MedCareers.  As a result, the shareholders of Nurses Lounge owned a majority of the voting stock of MedCareers.  The transaction was accounted for as a reverse merger whereby Nurses Lounge was considered to be the accounting acquirer as its shareholders retained control of MedCareers after the exchange, although MedCareers is the legal parent company.  The share exchange was treated as a recapitalization of MedCareers.  As such, Nurses Lounge (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if MedCareers had always been the reporting company and, on the share exchange date, changed its name and reorganized its capital.  The Company operates an online professional network for nurses designed to provide a common platform for nursing organizations such as nursing schools, associations and major nurse employers to connect and communicate more effectively to their nurse constituents and broader nursing profession.

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

Advertising Costs:

The Company incurred $8,215 and $0 advertising costs for the periods ended April 30, 2011 and 2010, respectively.

Income Taxes:

Income from the corporation is taxed at regular corporate rates per the Internal Revenue Code.  Although the Company has tax loss carry-forwards (see Note 4), there is uncertainty as to utilization prior to their expiration.  Accordingly, the future income tax asset amounts have been fully offset by a valuation allowance.

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

Fair Value of Financial Instruments:

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of April 30, 2011.  The Company’s financial instruments consist of cash, accounts payable, advances and notes payable.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

Development Stage Company:

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

There were no potentially dilutive common stock equivalents as of April 30, 2011 and January 31, 2011, therefore basic earnings per share equals diluted earnings per share for the periods ended April 30, 2011 and January 31, 2011.  The Company had 6,000,000 options outstanding at April 30, 2011. As the Company incurred a net loss during the periods ended April 30, 2011 and January 31, 2011, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flows.

NOTE 2 – DEFERRED FEES

Deferred fees represent stock issued as fees to make or extend notes payable. Stock issued was valued at the date of issue and amortized over the term of the loan. Deferred fees at April 30, 2011 and January 31, 2011 were as follows:

	April 30, 2011	January 31, 2011
Deferred Fees – Net	$88,900	$120,750

NOTE 3 - NOTES PAYABLE

The components of the Company’s debt as of April 30, 2011 and January 31, 2011 were as follows:

	April 30, 2011	Jan 31, 2011
Note Payable - $202,500, 6% interest, payable $2,248 per month, due March 11, 2014	$187,264	188,562
Note Payable - $100,000, 12% interest payable monthly or accrued, due November 4, 2011	100,000	100,000
Note Payable - $50,000, 12% interest payable monthly or accrued, due November 14, 2011	0	4,550
Note Payable - $190,000, 12% interest payable monthly or accrued, due October 29, 2011	190,000	190,000
Note Payable - $25,000, 12% interest payable monthly or accrued, due March 11, 2014	25,000	25,000
Note Payable - $70,000, 12% interest payable monthly or accrued, due February 4, 2012	70,000	0
Subtotal	572,264	508,112
Less – currently payable	(376,102)	(310,652)
Long-term debt	$196,162	$197,460

The Company had accrued $13,270 and $9,386 of interest on the notes at April 30, 2011 and January 31, 2011, respectively.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred Stock:
The Company is authorized to issue 10,000,000 shares of Preferred Stock, having a par value of $0.001 per share.  There are no preferred shares outstanding at April 30, 2011 and January 31, 2011.

Common Stock:
The Company is authorized to issue 350,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  At April 30, 2011 and January 31, 2011 there were 40,840,000 and 40,700,000 shares outstanding, respectively.  No dividends were paid in the quarters ended April 30, 2011 and 2010.

Options and Warrants:
The Company had the following options or warrants outstanding at April 30, 2011:

Issued To	# Options	Dated	Expire	Strike Price
President and CEO	4,000,000	11/18/2010	11/18/2015	$0.25 per share
Vice President	2,000,000	11/18/2010	11/18/2015	$0.25 per share

NOTE 5 – EMPLOYEE BENEFIT PLANS

At April 30, 2011, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 6 – INCOME TAXES

MedCareers Group, Inc. has incurred losses since inception.  Therefore, MedCareers has no federal tax liability.  Additionally there are limitations imposed by certain transactions which are deemed to be ownership changes.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward is about $3,037,798 at April 30, 2011 of which $2,093,163 is available for carryforward for federal income tax purposes and will expire in fiscal year 2026.  At April 30, 2010, there was no income tax carryforward due to the loss being incurred while the Company was taxed as a partnership and the income taxed pro rata to its partners. At April 30, 2011 and January 31, 2011, the deferred tax asset consisted of the following:

	April 30, 2011	January 31, 2011
Deferred tax asset:
Net operating loss	$711,675	$667,852
Less valuation allowance	(711,675)	(667,852)
Net deferred tax asset	$0	$0

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company may from time to time be involved with various litigation and claims that arise in the normal course of business.  As of April 30, 2011, no such matters were outstanding.

NOTE 8 – SUBSEQUENT EVENTS

On October 3, 2011, the Company sold the www.workabroad.com website for $1,000 and an assumption of the debt of approximately $185,939. The Company recorded a loss of $4,087 on the disposition.

NOTE 9 - GOING CONCERN

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through April 30, 2011 of $3,037,798 and has a working capital deficit at April 30, 2011 of $410,715.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this quarterly report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this quarterly report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this quarterly report. Factors that can cause or contribute to these differences include those described under the headings “Risk Factors” and “Management Discussion and Analysis and Plan of Operation.”

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statement you read in this quarterly report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this quarterly report.  The Company expressly disclaims any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations. The Company can give no assurances that such forward-looking statements will prove to be correct.

Company.

Medcareers Group, Inc. (“MedCareers”, the “Company”, “we”, "MCGI", or “us”), the Company described herein, is a Nevada corporation, with offices located at 758 E Bethel School Road, Coppell, Texas 75019. It can be reached by phone at (972) 393-5892.

History.

The Company was formed as RX Scripted, LLC on December 30, 2004 as a North Carolina limited liability company and converted to a Nevada Corporation as RX Scripted, Inc. on December 5, 2007.  On December 16, 2009, an amendment was filed with the State of Nevada to among other things, change the name of the company to “MedCareers Group, Inc.” and affect a 10 for 1 forward stock split (which became effective January 7, 2010).  Unless otherwise stated or the context suggests otherwise, the number of shares disclosed throughout this report have been retroactively reflected for the stock split.

On or around November 19, 2010, the Company entered into a Share Exchange Agreement (the “Exchange”) with Nurses Lounge, Inc., a Texas corporation (“Nurses Lounge”) and the nine shareholders of Nurses Lounge (the “Nurses Lounge Shareholders”).  Pursuant to the Exchange, we agreed to issue 24,000,000 restricted shares of our common stock to the Nurses Lounge Shareholders in exchange for 100% of the issued and outstanding shares of common stock of Nurses Lounge.  Pursuant to the Exchange, Nurses Lounge became a wholly-owned subsidiary of the Company.

History and Description of the Operations of Nurses Lounge

At the beginning of 2003 in Dallas, Texas, Timothy Armes (our Chief Executive Officer, sole director and largest shareholder) took over control of the nursing internet portal and nursing job board NursesLounge.com and re-launched the web site shortly thereafter.  Mr. Armes also launched a localized direct mail magazine as a companion to the website. Years of managing a portal and publishing a monthly magazine gave Mr. Armes insight to numerous organizations in need of a more efficient way to communicate important information to nursing professionals such as news, meetings and continuing education requirements on a timely basis.

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

Plans Moving Forward

The Company previously operated as an event planning consulting company engaged in the planning and execution of medical meetings and educational programs for nurses, physicians, pharmacists and other healthcare professionals.  Subsequent to the acquisition of Nurses Lounge, we have focused solely on Nurses Lounge, and have discontinued and spun-off the event planning and consulting operations as of November 30, 2010.

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

Moving forward throughout fiscal year 2014, we hope to expand our services into providing Student Nurse Associations (SNAs), a needed professional communication platform that will allow them to help communicate more efficiently with current members while additionally building their organizations membership. Additionally, with our administration and after our SEC reporting obligations are current, we will be positioned to spend the majority of any equity raised to build a national sales team with needed sales and marketing.  The Company estimates it needs $750,000 to fully implement its business plan.  However, the Company can support its operations for 90 days with its cash on hand.

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

During the fiscal year ending January 31, 2012, with 2 full time employees, Nurses Lounge concentrated on building out the network by creating 73 metro lounges representing all the major metro areas and/or states across the U.S.  Additionally we created over 500 “interactive lounges” for Bachelor of Science in Nursing (BSN) schools across the nation and positioned ourselves for a national rollout as funds became available.

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

***

Results for the three months ended April 30, 2011

Revenue.  Revenue for the three months ended April 30, 2011 and 2010 was $11,410 and $0, respectively. The increase is due to revenue from its operating websites.

Cost of Revenues. Cost of revenues were $15,430 and $0 for the three months ended April 30, 2011 and 2010, respectively. The increase in cost of revenues was due to the operation of the Company’s websites which started generating revenue subsequent to April 30, 2010.

Operating Expenses. Operating expenses for the three months ended April 30, 2011 and 2010 were $111,697 and $1,505, respectively. The above expenses included depreciation and amortization amounts of $50,528 and $150, selling and advertising expenses of $16,715 and $0, and general and administrative expenses of $44,454 and $1,355, for the three months ended April 30, 2011 and 2010, respectively.

Other Income (Expense). Other income represents interest paid on loans which was $13,176 and $29,709 for the three months ended April 30, 2011 and 2010, respectively.

Net Loss.  We had a net loss of $128,893 for the three months ended April 30, 2011, compared to a net loss of $31,214 for the three months ended April 30, 2010, an increase in net loss of $97,679 from the prior period, which increase in net loss was mainly due to a $110,192 increase in net operating expenses.

Liquidity and Capital Resources

As of April 30, 2011, the Company had total current assets of $2,146, consisting solely of cash and cash equivalents, and total long-term assets of $289,697 consisting of net website (representing www.workabroad.com) of $200,797 and deferred fees of $88,900 relating to consideration paid for making or extending loans. We had total liabilities of $609,023, including total current liabilities of $412,861, including accounts payable of $7,218, accrued expenses of $6,621, amounts due to related party of $9,650, which amounts were due to Tim Armes and Garret Armes (the sole officer and director of the Company and the Vice President of Nurses Lounge, respectively) and are due on demand, accrued interest payable of $13,270 and $376,102 of current portion of long-term debt in connection with working capital loans, and long term liabilities consisting of $196,162 of notes payable in connection with the purchase of the workabroad.com website.

As of April 30, 2011, the Company had negative working capital of $410,715.

Net cash used in operations for the three months ended April 30, 2011 was $63,130 compared to $34,275 for the three months ended April 30, 2010. Net cash used mainly consisted of $128,893 of net loss offset by $43,050 of amortization of deferred fees.

Cash used for purchase of fixed assets was $0 for the three months ended April 30, 2011 and $0 for the same period in 2010.

Cash provided by financing activities for the three months ended April 30, 2011 was $64,152 compared to $29,709 for the same period in 2010. This is primarily due to an increase in the proceeds from notes payable.

On or around March 2, 2010, we entered into a Letter of Intent to acquire the Uniform Resource Locator (“URL”) www.WorkAbroad.com (“WorkAbroad.com” and the “Purchase”).  The purchase price was $225,000 (the “Purchase Price”).  On March 8, 2010, the Company paid the required 10% down payment (equal to $22,500) on the purchase price to Steve Elisberg (the “Seller”).  The remaining balance due ($202,500) pursuant to the Purchase was payable at a rate of $2,248 per month, beginning in April 2010, based on a 10 year amortizing loan with interest at 6% with a balloon payment of all unpaid principal and interest due 36 months after closing (the “Loan”).  The parties entered into a definitive Asset Purchase Agreement on August 10, 2010 and a formal closing of the Purchase occurred on August 10, 2010.  The Company made the initial payment to the Seller in March 2010 so that it could assume operations of WorkAbroad.com at the time of the parties’ entry into the Letter of Intent rather than waiting for the formal closing.

The repayment of the Loan was secured by a security interest over WorkAbroad.com. Since the closing of the Nurses Lounge acquisition, Timothy Armes, the controlling shareholder of the Company decided to terminate pursuit of the previously disclosed acquisition opportunities so that the Company could focus on developing Nurses Lounge and businesses that are complementary to Nurses Lounge.

In connection therewith on July 8, 2011, the Company entered into an Asset Purchase Agreement with Fiakow Properties, LLC (“Fiakow”, pursuant to which Fiakow purchased the Company’s entire right and interest in workabroad.com and the August 10, 2010 Asset Purchase Agreement for an aggregate of $1,000, provided that the Seller did not formally release the Company from liability in connection with the August 10, 2010 Asset Purchase Agreement and the Loan, which Loan has been repaid in full as of the date of this filing.

On May 11, 2010, the Company secured a commitment for $300,000 of debt financing pursuant to a Promissory Note.  The loan accrues interest at 10% per annum, payable quarterly starting August 1, 2010 and has a maturity date of May 31, 2011.  The Company has the right to extend the loan for six months by paying a $10,000 extension fee prior to its maturity.  A total of $50,000 of the financing has been borrowed to date and was released to the Company on or around May 14, 2010, the remaining $250,000 is earmarked for acquisitions and will be released only in connection with an acquisition; however, as the financing was intended to fund staffing company acquisitions, the Company does not believe the balance of this financing will be available at this time. Prior to receipt of the aforementioned $50,000 of financing, the Company’s former President and Chief Executive Officer, Robert Bryan Crutchfield, extended advances on behalf of the Company in payment of certain expenses.  These advances are repayable upon demand.  As of April 30, 2011, the amount outstanding under these advances was $9,650, including accrued interest and interest expense recorded for the quarter was $0.

On or around October 29, 2010, the Company borrowed $100,000 from a third party, which was evidenced by a Promissory Note in the amount of $190,000, which Promissory Note included both the $100,000 loan, and certain fees and the assignment, effective November 1, 2010, to the third party of all amounts owed by the Company to Robert Bryan Crutchfield, the Company’s former Chief Executive Officer. The note bears interest at the rate of 12% per annum and has a maturity date of November 1, 2011. A total of $25,000 of the loan was funded on or before October 31, 2010. The remaining $75,000 balance was funded after October 31, 2010. The repayment of the note is secured by a security interest in substantially all of the Company’s assets. In consideration for making the loan, the Company agreed to issue the third party 300,000 shares of restricted common stock. The stock issued had a value of $124,000 on the date of the grant, based on the closing trading price on October 29, 2010. The $124,000 is treated as a discount on the loan. Accordingly, the loan was reflected as a liability of $66,000 and the $124,000 discount will be reduced pro rata over the term of the loan as additional interest expense on the note and added to the loan balance on a monthly basis.

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

Currently the Company does not have sufficient cash reserves or revenues to meet its contractual obligations under its outstanding notes payable and to pay its ongoing monthly expenses, which the Company anticipates totaling approximately $250,000 over the next 12 months.  The Company has been able to continue operating to date largely from loans made by its shareholders and other debt financings to date.  The Company is currently looking at both short-term and more permanent financing opportunities, including debt or equity funding, bridge or short term loans, and/or traditional bank funding, but we have not decided on any specific path moving forward.  Until we have raised sufficient funding to pay our ongoing expenses associated with being a public company, and we have sufficient funds to support our planned operations, the Company can provide no assurances that it will be able to meet its short and long term liquidity needs, until necessary financing is secured.  The Company has started to generate revenue from the Nurses Lounge business in 2011, which the Company hopes will increase to the point where the Company can finance at least a substantial portion of the Company’s obligations, of which there can be no assurance.

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

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures are once again effective.  Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended April 30, 2011 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2011, filed with the Commission on September 3, 2013, other than as set forth below, and investors are encouraged to review such risk factors below and in the Form 10-K, prior to making an investment in the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

Recent Sales of Unregistered Securities
	Consideration		Date	# Shares
Balance, Number of shares outstanding, January 31, 2011				40,700,000

Shares issued for deferred fees	Note extension	(1)	Dec 16, 2011	1,200,000
Shares issued for deferred fees	Incentive for new loan	(1)	Dec 16, 2011	400,000
Shares issued for deferred fees	Note extension	(2)	Jan 30, 2012	500,000
Shares issued for deferred fees	Note extension	(3)	Jan 30, 2012	350,000
Shares issued for deferred fees	Incentive for new loan	(4)	Jan 30, 2012	140,000
Shares issued for services	Services @ $0.10/share	(5)	Jan 30, 2012	25,000
Balance, Number of shares outstanding, January 31, 2012				43,315,000

Sale of common shares for cash	$0.10 per share	(6)	Various	1,220,000
Sale of common shares for cash	$0.10 per share	(7)	Various	2,000,000
Shares issued for deferred fees	Incentive for new loan	(8)	Feb 28, 2012	134,500
Shares issued for consulting services	Services @ $0.10/share	(9)	July 2012	500,000
Shares issued for consulting services	Services @ $0.10/share	(10)	August 2012	250,000
Shares issued for deferred fees	Incentive for new loan	(11)	Sept 30, 2012	1,777,778
Shares issued for deferred fees	Incentive for new loan	(12)	Oct 2, 2012	478,250
Shares issued for deferred fees	Incentive for new loan	(13)	Oct 2, 2012	450,000
Balance, Number of shares outstanding, January 31, 2013				50,125,528

Shares issued for consulting services	Services @ $0.10/share	(14)	Feb, 2013	600,000
Shares issued for deferred fees	Incentive for new loan	(15)	July 19, 2013	200,000
Shares issued for deferred fees	Incentive for new loan	(16)	July 31, 2013	166,667
Shares issued for deferred fees	Incentive for new loan	(17)	July 31, 2013	133,334
Shares issued for deferred fees	Incentive for new loan	(18)	July 31, 2013	133,334
Shares issued for deferred fees	Note extension	(19)	July 31, 2013	1,100,000
Shares issued for note conversion	Convert $25,000 note	(20)	Aug 5, 2013	250,000
Balance, Number of shares outstanding, September 5, 2013				52,708,863

In conjunction with the recapitalization with Nurses Lounge, Inc.  in November 2010, Archtype Partners agreed to cancel 11,185,000 shares of its common stock. The shares were formally cancelled in November 2012 but by Agreement were cancelled in November 2010. The financial statements reflect the cancellation in November 2010 so the number of shares outstanding is not misleading.

(1) 1,600,000 total shares issued on 12/16/2011. 1,200,000 were issued in consideration for extending the note originally dated October 29, 2010 and due November 1, 2011 and extended to November 1, 2012, in the amount of $190,000. Additionally 400,000 shares of restricted common stock was issued in consideration for making an additional loan in the amount of $50,000 dated December 15, 2011 for a term of one year.  The note bears interest at 12%, with the Company paying the Holder interest only commencing on December 1, 2011 and continuing on the first day (1st) day of each month thereafter through and including November 1, 2011, the Maturity Date, which final payment shall include all principal and accrued interest. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(2) 500,000 shares issued on 1/30/2012, In consideration for extending the note originally dated November 4, 2010 and due November 4, 2011 in the amount of $100,000 for an additional year.  The note bears interest at 12%, with the Company paying the Holder interest only commencing on December 1, 2011 and continuing on the first day (1st) day of each month thereafter through and including November 1, 2011, the Maturity Date, which final payment shall include all principal and accrued interest. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(3) 350,000 total shares issued on 1/30/2012, in consideration for extending the note originally dated February, 2011 and due February, 2012 in the amount of $70,000 for an additional year. The note bears interest at 12%, with the Company paying the Holder interest only commencing on December 1, 2011 and continuing on the first day (1st) day of each month thereafter through and including November 1, 2011, the Maturity Date, which final payment shall include all principal and accrued interest. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(4) 140,000 total shares issued on 1/30/2012, in consideration for making a loan in the amount of $70,000 dated February 2011 and due February, 2012. The 140,000 shares issued in January 2012 was to honor the original agreement made in February 2011. The note bears interest at 12%, with the Company paying the Holder interest only commencing on December 1, 2011 and continuing on the first day (1st) day of each month thereafter through and including November 1, 2011, the Maturity Date, which final payment shall include all principal and accrued interest. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(5) 25,000 shares issued on 1/30/2012, for sales & marketing consulting to develop nursing school directories in Wisconsin, Illinois, Iowa and Minnesota. The 25,000 shares were valued at $0.10 per share.

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

(6) Sale of Common Stock for cash. Between April 4, 2012 and October 1, 2012 the company issued 488,000 units of its securities in a private placement to accredited investors. The price of these Units was $0.25 per unit. Each Unit consists of 2.5 shares of restricted common stock valued at .10 per share and one 1 year warrant. Total shares purchased 1,220,000 and 488,000 warrants. Each Series A Warrant entitles the holder to purchase one share of common stock at an exercise price of $0.20 per share and subject to adjustments due to recapitalization or reclassification of common stock. The Company received proceeds of $122,000.

	Acceptance		New Shares
Investment	Date	Units (.25)	Issued (.10)	Warrants	Warrant#
$12,500	04/03/12	50,000	125,000	50,000	A-10
$2,000	04/26/12	8,000	20,000	8,000	A-20
$50,000	05/16/12	200,000	500,000	200,000	A-30
$12,500	05/21/12	50,000	125,000	50,000	A-40
$20,000	05/20/12	80,000	200,000	80,000	A-50
$6,250	07/11/12	25,000	62,500	25,000	A-60
$12,500	08/08/12	50,000	125,000	50,000	A-70
$6,250	09/30/12	25,000	62,500	25,000	A-80
$122,000		488,000	1,220,000	488,000
		Exercise Price		$0.20
		Potential Proceeds		97,600

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

(8) 134,500 total shares issued on 1/30/2012, In consideration for lending the Company $12,500, note dated May 8, 2012. The note bears interest at 12%, with the Company paying the Holder interest only commencing on December 1, 2011 and continuing on the first day (1st) day of each month thereafter through and including November 1, 2011, the Maturity Date, which final payment shall include all principal and accrued interest. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(9) 500,000 shares issued July 2012, The Company entered into a contract for services with Caro Consulting in July 2012. Based on the agreement, CARO Consulting was issued 500,000 shares of restricted common stock. Consultant paid $200.00 for shares. Another 500,000 shares (second Tranche) of stock was to be delivered to consultant as part of contract in Sept 2012, however it was mutually agreed that the contract would be put on hold and then revisited about moving forward with consulting services until  the time that MCGI SEC filings are current.

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

(10) 250,000 total shares issued in August 2012 when the Company entered into a contract for services with Wennerholm in April, 2012. Based on the agreement, if satisfactory work was delivered through August 1, 2012 as defined by Company, Wennerholm would be eligible to receive a bonus payment of 250,000 shares of Company's restricted common stock. As result of satisfactory performance from April through August, Wennerholm was issued 250,000 shares of Company's restricted common stock valued at $0.10 per share.

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

(11) 1,777,778 shares issued in September, 2012. On October 28th, 2011, Optimus MCGI Holdings, LLC made the company a short-term (6-month) $40,000 loan at an annual Interest rate of 20%. In consideration for lending the Company $40,000, the Company granted Optimus Holdings MCGI, LLC an option to buy 1,777,778 share of the Company's restricted common stock at $0.045 per share. At the end of the first Term Interest was paid and the note was extended an additional 3 months. As an incentive to extend the note the option was canceled and shares totaling 1,777,778 was granted to Optimus. At the end of the 3 month extension Optimus was issued 1,777,778 restricted shares and it was agreed that interest would accrue until such time the Company had the ability to make timely interest and principle payments in order to extinguish the obligation.

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

(12) 478,250 shares issued on 10/2/2012 in consideration for lending the Company $95,650 to be funded over 12 months at $7,500 per month after initial payment of $5,650. The note was dated September, 2012, and it was agreed the Holder would receive a total of 957,000 of restricted common stock as an incentive to make the loan. 478,500 shares were issued as agreed after the first payment was received with the additional 478,500 shares to be issued in September 2013 after funding the entire note. The note bears interest at 12%, with the Company paying the Holder interest only on the first day (1st) day of each month thereafter through and including January 31, 2014, the Maturity Date, which final payment shall include all principal and accrued interest. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(13) 450,000 shares issued on 10/2/2012 in consideration for lending the Company $45,000, in a note dated October, 2012. The note bears interest at 12%, with the Company paying the Holder interest only on the first day (1st) day of each month thereafter through and including November 1, 2011, the Maturity Date, which final payment shall include all principal and accrued interest. The value of these shares was determined on the day of agreement and booked in the financial statements as Deferred Fees and amortized over the life of the loan.

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

(14) 600,000 Shares Restricted common stock issued as compensation for engagement term for one year of Consultant's (Inspire Value) services valued at $5,000 per month or $60,000 total. The stock was issued with an agreed upon value of $0.10 per share. The value of these shares were determined on the day of agreement and booked in the financial statements as Deferred Fees and amortized over the life of the loan.

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

(15) 200,000 total shares issued on July 19, 2013 in consideration for lending the Company $30,000, note dated July 19, 2013, 12% annual interest rate, due October 31, 2013, Jamie Bernard was issued a total of 200,000 shares of restricted common stock. Additionally, the note is convertible at $0.10 per share. The value of these shares were determined on the day of agreement and booked in the financial statements as Deferred Fees and amortized over the life of the loan.

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

(16) 166,667 shares were issued on 7/31/2013 in consideration for lending the Company $25,000, note dated July 31, 2013, 12% annual interest rate, due Oct 31, 2013. Additionally, the note is convertible at $0.10 per share. The value of these shares was determined on the day of agreement and booked in the financial statements as Deferred Fees and amortized over the life of the loan.

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

(17) 133,334 shares were issued on 7/31/2013 in consideration for lending the Company $20,000, note dated July 31, 2013, 12% annual interest rate, due Oct 31, 2013. Additionally, the note is convertible at $0.10 per share. The value of these shares was determined on the day of agreement and booked in the financial statements as Deferred Fees and amortized over the life of the loan.

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

(18) 133,334 total shares issued on 7/31/2013, In consideration for lending the Company $20,000, note dated July 31, 2013, 12% annual interest rate, due Oct 31, 2013 - the note was converted on August 5, 2013. Additionally, the note is convertible at $0.10 per share. The value of these shares was determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(19) 1,100,000 shares issued on 7/31/2013 in consideration for extending his original  note a second time with his original note  dated  November 4, 2010 and due November 4, 2011 and then renewed and due November 4, 2012 and additionally renewed a second time and due November 4, 2013 in the amount of $100,000 for an additional year. The value of these shares was determined on the day of agreement and booked in the financial statements as Deferred Fees and amortized over the life of the loan.

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

(20) Conversion of Note dated July 31, 2013 that had a conversion feature at $.10 per share. These shares were issued for the conversion of a $25,000 note.

Options and Warrants

(21) Three options for 127,500 shares of restricted common stock at an exercise price of $0.10 per share and for a term of 5 years was awarded Geneva7, LLC in consideration for loaning the Company $25,000 and renewing the note two additional times. Geneva7, LLC originally loaned the Company $25,000 at 12% interest on August 29, 2011 and was awarded an option to purchase 127,500 shares of restricted common stock at an exercise price of $0.10. The term of the option is 5 years. The loan matured on April 30th 2012 and Geneva 7 agreed to renew the loan and accrue interest thru July 31, 2013 and additionally renewed the loan thru October 31, 2103 when it matured on July 31, 2013. With each additional renewal Geneva7 received an additional option to purchase 127,500 shares of restricted common stock at an exercise price of $0.10 per share and for a term of 5 years.

(22) Warrant to purchase 1,000,000 shares. The Company entered into a contract for services with Horse and Hammerhead Marketing Solutions, LLC , a management consulting firm. Based on the agreement, the consultant was issued a warrant for 1,000,000 shares of MCGI’s restricted common stock at an exercise price of $0.12 per/share with a 4-year term.

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

(23) Warrant to purchase 100,000 shares. The Company entered into a contract for services with EBCO, LLC. Based on the agreement, in consideration for extending their $16,000 loan, they were issued a warrant for 100,000 shares of MCGI’s restricted common stock at an exercise price of $0.10 per/share, expiring March 29, 2016.

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

Item 3.                      Default Upon Senior Securities

None.

Item 4.                      Mine Safety Disclosures

Not applicable.

Item 5.                      Other Information

None.

Item 6.                      Exhibits

See the Exhibit Index immediately following the signature page of this Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medcareers Group, Inc.

By:  /s/  Timothy Armes
Timothy Armes
Chairman (Director), Chief Executive Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial/Accounting Officer)

Date: September 13, 2013

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(5)	Certificate of Amendment to Articles of Incorporation

3.3(5)	Certificate of Correction to Certificate of Amendment to Articles of Incorporation

3.2(1)	Bylaws

10.1(1)	Revolving Credit Promissory Note with Kevin McAdams (December 12, 2007)

10.2(1)	Convertible Promissory Note with David M. Loev (March 11, 2008)

10.3(2)	Amended Convertible Promissory Note with David M. Loev

10.4(3)	Amended Revolving Credit Promissory Note with Kevin McAdams

10.5(3)	Second Amended Convertible Promissory Note with David M. Loev

10.6(4)	Stock Purchase Agreement

10.7(4)	Voting Agreement

10.8(4)	Debt Extinguishment Agreement (Kevin McAdams)

10.9(4)	Debt Extinguishment Agreement (David M. Loev)

10.10(6)	Agreement with Premier Healthcare Professionals, Inc.

10.11(7)	Promissory Note

10.12(8)	Asset Purchase Agreement Relating to the Purchase of WorkAbroad.com

10.13(8)	WorkAbroad.com Development Proposal

10.14(9)	Share Exchange Agreement with Nurses Lounge and the Shareholders of Nurses Lounge

10.15(9)	Cancellation of Shares Agreements

10.16(9)	Voting Agreement

10.17(9)	Employment Agreement with Timothy Armes (Nurses Lounge)

10.18(9)	Option Agreement with Garret Armes

10.19(9)	Option Agreement with Timothy Armes

10.20(9)	Spin-Off Agreement

10.21(9)	$190,000 Promissory Note

10.22(9)	$100,000 Promissory Note

10.23(10)	$50,000 Promissory Note

10.24(13)	Asset Purchase Agreement workabroad.com (July 8, 2011)

10.25(13)	Employment Agreement (Timothy Armes)( November 18, 2010)

10.26(13)	Employment Agreement (Garret Armes)(November 18, 2010)

10.27(13)	Common Stock Purchase Option (Timothy Armes)(November 18, 2010)(4,000,000 shares)

10.28(13)	Common Stock Purchase Option (Garret Armes)(November 18, 2010)(2,000,000 shares)

16.1(11)	Letter from GBH CPAs, PC dated March 29, 2013

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(8)	Financial Statements of WorkAbroad.com

99.2(8)	Pro Forma Financial Information of WorkAbroad.com

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

(13) Filed as an Exhibit to the Company’s Annual Report on Form 10-K, filed with the Commission on September 3, 2013, and incorporated herein by reference.