Form 10-Q
period 2011-07-31
MEDCAREERS GROUP, Inc.
filed 2013-09-20
CIK 1438901

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

MEDCAREERS GROUP, INC.
(A Development Stage Company)
Consolidated Balance Sheets
July 31, 2011 and January 31, 2011
(Unaudited)

	As of July 31, 2011	As of January 31, 2011
Assets
Current Assets
Cash and Cash Equivalents	$-	$1,124

Property, Plant & Equipment
Equipment	1,799	1,799
Website	234,500	234,500
Less: Accumulated Amortization	(42,830)	(28,024)
Total Fixed Assets	193,469	208,275

Other Assets
Deferred Fees (net)	45,850	120,750
Deposits	-	-

Total Assets	$239,319	$330,149

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$9,507	$7,218
Accrued Expenses	13,516	4,920
Due to Related Parties	16,994	-
Accrued Interest Payable	24,279	9,386
Current Portion of Long Term Debt	380,345	310,652
Total Current Liabilities	444,641	332,176

Long Term Liabilities
Notes Payable	574,939	508,112
Less: Current Portion	(380,345)	(310,652)
Total Long Term Liabilities	194,594	197,460

Total Liabilities	639,235	529,636

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares, none outstanding
Common Stock, $0.001 par value, 350,000,000 shares,
40,840,000 and 40,700,000 shares issued and outstanding	40,840	40,700

Additional Paid In Capital	2,679,778	2,668,718
Accumulated (Deficit)	(3,120,534)	(2,908,905)
Total Stockholders’ Equity (Deficit)	(399,916)	(199,487)

Total Liabilities and Stockholders’ Equity	$239,319	$330,149

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.
(A Development Stage Company)
Consolidated Statement of Operations
For the Three and Six Months Ended July 31, 2011 and 2010, and
Cumulative Since Re-Entering the Development Stage January 1, 2009
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative Since Re-entering the Development Stage, Jan 1, 2009
	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010

Revenue	$5,478	$0	$16,888	$0	$17,451
Cost of Sales	10,394	0	25,824	0	44,546
Gross Profit (Loss)	(4,916)	0	(8,936)	0	(27,095)

Operating Expenses:
Depreciation and Amortization	50,378	150	100,906	300	149,734
Selling and Marketing	2,136	0	18,851	0	33,543
General and Administrative	13,135	8,804	57,589	10,159	1,772,297
Total Operating Expenses	65,649	8,954	177,346	10,459	1,955,574

Net Operating Loss	(70,565)	(8,954)	(186,282)	(10,459)	(1,982,669)

Other Income (Expense)

Loss on Recapitalization	0	0	0	0	(223,454)
Interest Expense	(12,171)	(30,823)	(25,347)	(60,531)	(241,509)
Total Other Income (Expense)	(12,171)	(30,823)	(25,347)	(60,531)	(464,963)

Net Loss	$(82,736)	$(39,777)	$(211,629)	$(70,990)	$(2,447,632)

Basic and Diluted Earnings (Loss) per share	$0.00	$(0.00)	$0.00	$0.00

Weighted Average Shares Outstanding:
Basic and Diluted	40,838,453	20,111,034	40,838,453	20,111,034

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Year Ended January 31, 2011 and
For the Six Months Ended July 31, 2011
(Unaudited)

	Common Stock		Paid-In	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Totals

Balance, January 31, 2010	$20,111,034	$20,111	$40,083	$(837,201)	$(777,007)

Issuance of Common Stock for Debt	3,538,966	3,539	881,202		884,741
Issuance of Common Stock for Services	350,000	350	87,150		87,500
Issuance of Common Stock for Deferred Fees	700,000	700	160,300		161,000

Stock Option Expense			1,499,983		1,499,983
Recapitalization	16,000,000	16,000	0		16,000

Net (Loss)				(2,071,704)	(2,071,704)

Balance, January 31, 2011	$40,700,000	$40,700	$2,668,718	$(2,908,905)	$(199,487)

Issuance of Common Stock for Deferred Fees	140,000	140	11,060		11,200

Net (Loss)				(211,629)	(211,629)

Balance, July 31, 2011	$40,840,000	$40,840	$2,679,778	$(3,120,534)	$(399,916)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Six Months Ended July 31, 2011 and 2010, and
Cumulative Since Re-Entering the Development Stage January 1, 2009
(Unaudited)

	Six Months Ended July 31,	Six Months Ended July 31,	Cumulative Since Re-Entering the Development Stage,
	2011	2010	Jan 1, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(211,629)	$(70,990)	$(2,447,632)

Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and Amortization of Property and Equipment	14,806	300	23,383
Amortization of Deferred Fees	86,100	-	126,350
Common Stock Issued for Services	-	-	87,500
Stock Option Expense	-	-	1,499,983
Change in Assets and Liabilities:
(Increase) in Other Current Assets	-	-	60,194
(Increase) in Other Assets	-	22,301)	-
Increase (Decrease) in Accounts Payable	2,289	(9,905)	8,888
Increase (Decrease) in Accrued Expenses	23,489	-	37,795
Increase (Decrease) in Due to Related Party	16,994	-	16,994
Increase (Decrease) in Other Liabilities	-	-	-
CASH FLOWS USED BY OPERATING ACTIVITIES	(67,951)	(58,384)	(586,545)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	-	(215,453)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	-	-	(215,453)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	74,000	-	364,000
Payments on Notes Payable	(7,173)	-	(35,731)
Debt Assumed in Acquisition	-	-	246,670
Interest Added to Notes Payable	-	60,532	209,429
Common Stock Issued on Recapitalization	-	-	16,000
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITES	66,827	60,532	800,368

NET DECREASE IN CASH	(1,124)	2,148	(1,630)
Cash, beginning of period	1,124	4,986	1,630
Cash, end of period	$0	$7,134	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$6,943	$-	$6,943
Taxes paid	$-	$-	$-
Issuance of Common Stock for Services	$-	$-	$87,500
Issuance of Common Stock for Debt	$-	$-	$884,741
Issuance of Common Stock for Fees	$11,200	$-	$172,200

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2011 and January 31, 2011

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization – The Company was formed as RX Scripted, LLC on December 30, 2004 as a North Carolina limited liability company and converted to a Nevada corporation as RX Scripted, Inc. on December 5, 2007.  On December 16, 2009, an amendment was filed with the State of Nevada to change the name to “MedCareers Group, Inc.” (the “Company” or “MedCareers”) and change the authorized capital of the Company. On November 5, 2010, the Company issued 24,000,000 shares of its common stock in exchange for 100% of Nurses Lounge, Inc. (“Nurses Lounge”), a Texas corporation. As a result of the share exchange, Nurses Lounge became the wholly owned subsidiary of MedCareers.  As a result, the shareholders of Nurses Lounge owned a majority of the voting stock of MedCareers.  The transaction was accounted for as a reverse merger whereby Nurses Lounge was considered to be the accounting acquirer as its shareholders retained control of MedCareers after the exchange, although MedCareers is the legal parent company.  The share exchange was treated as a recapitalization of MedCareers.  As such, Nurses Lounge (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if MedCareers had always been the reporting company and, on the share exchange date, changed its name and reorganized its capital  The Company operates a website for nurses, nursing schools and nurses organizations which enables the respective entities to communicate more easily and efficiently with their members.

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

Advertising Costs:

The Company incurred no advertising costs for the periods ended July 31, 2011 and January 31, 2011.

Income Taxes:

Income from the corporation is taxed at regular corporate rates per the Internal Revenue Code.  Although the Company has tax loss carry-forwards (see Note 6), there is uncertainty as to utilization prior to their expiration.  Accordingly, the future income tax asset amounts have been fully offset by a valuation allowance.

Use of Estimates:

In order to prepare financial statement in conformity with accounting principles generally accepted in the United States, management must make estimates, judgments and assumptions that affect the amounts reported in the financial statements and determines whether contingent assets and liabilities, if any, are disclosed in the financial statements. The ultimate resolution of issues requiring these estimates and assumptions could differ significantly from resolution currently anticipated by management and on which the financial statements are based.

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

Fair Value of Financial Instruments – Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of July 31, 2011.  The Company’s financial instruments consist of cash, accounts payable, advances and notes payable.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

There were no potentially dilutive common stock equivalents as of July 31, 2011 and January 31, 2011, therefore basic earnings per share equals diluted earnings per share for the periods ended ended July 31, 2011 and January 31, 2011.  The Company had 6,000,000 options outstanding at July 31, 2011 and January 31, 2011. As the Company incurred a net loss for the periods ended July 31, 2011 and January 31, 2011, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flows.

NOTE 2 – DEFERRED FEES

Deferred fees represent stock issued as fees to make or extend notes payable. Stock issued was valued at the date of issue and amortized over the term of the loan. Deferred fees at July 31, 2011 and January 31, 2011 were as follows:

	July 31, 2011	January 31, 2011
Deferred Fees – Net	$45,850	$120,750

NOTE 3 - NOTES PAYABLE

The components of the Company’s debt as of July 31, 2011 and January 31, 2011 were as follows:

	2011	2011
Note Payable - $202,500, 6% interest, payable $2,248 per month, due March 11, 2014	$185,939	$188,562
Note Payable - $100,000, 12% interest payable monthly or accrued, due November 4, 2011	100,000	100,000
Note Payable - $50,000, 12% interest payable monthly or accrued, due November 14, 2011	0	4,550
Note Payable - $190,000, 12% interest payable monthly or accrued, due October 29, 2011	190,000	190,000
Note Payable - $25,000, 12% interest payable monthly or accrued, due March 11, 2014	25,000	25,000
Note Payable - $70,000, 12% interest payable monthly or accrued, due February 4, 2012	70,000	0
Note Payable - $4,000, 12% interest payable monthly or accrued, due April 30, 2012	4,000	0
Subtotal	574,939	508,112
Less – currently payable	(380,345)	(310,652)
Long-term debt	$194,594	$197,460

The Company had accrued $24,279 and $9,386 of interest on the notes at July 31, 2011 and January 31, 2011 respectively.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred Stock:
The Company is authorized to issue 10,000,000 shares of Preferred Stock, having a par value of $0.001 per share.  There are no preferred shares outstanding at July 31, 2011 and January 31, 2011.

Common Stock:
The Company is authorized to issue 350,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  At July 31, 2011 there were 40,840,000 shares outstanding and 40,700,000 shares outstanding at January 31, 2011.  No dividends were paid in the period ended July 31, 2011 or the year ended January 31, 2011.

Options and Warrants:
The Company had the following options or warrants outstanding at July 31, 2011:

Issued To	# Options	Dated	Expire	Strike Price
President and CEO	4,000,000	11/18/2010	11/18/2015	$0.25 per share
Vice President	2,000,000	11/18/2010	11/18/2015	$0.25 per share

Other than the above, the Company had no options or warrants outstanding at January 31, 2011.

NOTE 5 – EMPLOYEE BENEFIT PLANS

At July 31, 2011, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 6 – INCOME TAXES

MedCareers Group, Inc. has incurred losses since inception.  Therefore, MedCareers has no federal tax liability.  Additionally there are limitations imposed by certain transactions which are deemed to be ownership changes.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward is about $3,120,534 at July 31, 2011 of which $2,175,899 is available for carryforward for federal income tax purposes and will expire in fiscal year 2026 onwards. Prior to November 5, 2010, there was no income tax carryforward due to the loss being incurred while the Company was taxed as a partnership and the income taxed pro rata to its partners. At July 31, 2011 and January 31, 2011, the deferred tax asset consisted of the following:

	July 31, 2011	January 31, 2011
Deferred tax asset:
Net operating loss	$739,806	$667,852
Less valuation allowance	(739,806)	(667,852)
Net deferred tax asset	$0	$0

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company may from time to time be involved with various litigation and claims that arise in the normal course of business.  As of July 3, 2011, no such matters were outstanding.

NOTE 8 – SUBSEQUENT EVENTS

On October 3, 2011, the Company sold the www.workabroad.com website for $1,000 and an assumption of the debt of approximately $185,939. The Company recorded a loss of $4087 on the disposition.

NOTE 9 - GOING CONCERN

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through July 31, 2011 of $3,120,534 and has a working capital deficit at July 31, 2011 of $444,641.

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

Company.

MedCareers Group, Inc. (“MedCareers”, the “Company”, “MCGI”, “we” or “us”), the Company described herein, is a Nevada corporation, with offices located at 758 E Bethel School Road, Coppell, Texas 75019. It can be reached by phone at (972) 393-5892.

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

***

Results for the three and six months ended July 31, 2011

Revenue.  Revenue for the three months ended July 31, 2011 and 2010 was $5,478 and $0, respectively. The increase is due to revenue from its operating websites. Revenue for the six months ended July 31, 2011 and 2010 was $16,888 and $0, respectively.

Cost of Revenues. Cost of revenues were $10,394 and $0 for the three months ended July 31, 2011 and 2010 respectively. Cost of revenues were $10,394 and $0 for the six months ended July 31, 2011 and 2010, respectively. The increase in costs was due to the operation of the Company’s websites which started generating revenue.

Operating Expenses. Operating expenses for the three months ended July 31, 2011 and 2010 were $65,649 and $8,954 respectively. The above expenses include depreciation and amortization amounts of $50,528 and $150 for the three months ended July 31, 2011 and 2010, respectively. Operating expenses for the six months ended July 31, 2011 and 2010 were $177,346 and $10,549, respectively. The above expenses include depreciation and amortization amounts of $100,906 and $300 for the six months ended July 31, 2011 and 2010, respectively.

Other Income (Expense). Other income represents interest paid on loans which was $12,171 and $30,823 for the three months ended July 31, 2011 and 2010, respectively, and $25,347 and $60,531 for the six months ended July 31, 2011 and 2010, respectively.

Net Loss.  Net loss was $82,736 and $39,777 for the three months ended July 31, 2011 and 2010, respectively and $211,629 and $70,990 for the six months ended July 31, 2011, respectively.  Net loss mainly increased for both the three and six months ended July 31, 2011, compared to the prior years periods due to increases in depreciation and amortization, general and administrative expenses and cost of sales, which was offset by an increase in revenues.

Liquidity and Capital Resources

As of July 31, 2011, the Company had total current assets of $0, and total long-term assets of $239,319 consisting of net website (representing www.workabroad.com) of $193,469 and deferred fees of $45,850 relating to consideration paid for making or extending loans. We had total liabilities of $639,235, including total current liabilities of $444,641, including accounts payable of $9,507, accrued expenses of $13,516, amounts due to related party of $16,944, which amounts were due to Tim Armes and Garret Armes (the sole officer and director of the Company and the Vice President of Nurses Lounge) which are due on demand, accrued interest payable of $24,279 and $380,345 of current portion of long-term debt in connection with working capital loans, and long term liabilities consisting of $194,594 of notes payable in connection with the purchase of the workabroad.com website.

As of July 31, 2011, the Company had negative working capital of $444,641, comprised of current assets of $0 and current liabilities of $444,641.

Net cash used in operations for the six months ended July 31, 2011 was $67,951 compared to $58,384 for the six months ended July 31, 2010.

Cash used for purchase of fixed assets was $0 in the six months ended July 31, 2011 and 2010.

Cash provided by financing activities for the six months ended July 31, 2011 was $66,827 compared to $60,532 for the same period in 2010.

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

On May 11, 2010, the Company secured a commitment for $300,000 of debt financing pursuant to a Promissory Note.  The loan accrues interest at 10% per annum, payable quarterly starting August 1, 2010 and has a maturity date of May 31, 2011.  The Company has the right to extend the loan for six months by paying a $10,000 extension fee prior to its maturity.  A total of $50,000 of the financing has been borrowed to date and was released to the Company on or around May 14, 2010, the remaining $250,000 is earmarked for acquisitions and will be released only in connection with an acquisition; however, as the financing was intended to fund staffing company acquisitions, the Company does not believe the balance of this financing will be available at this time. Prior to receipt of the aforementioned $50,000 of financing, the Company’s former President and Chief Executive Officer, Robert Bryan Crutchfield, extended advances on behalf of the Company in payment of certain expenses.  These advances are repayable upon demand.  As of July 31, 2011, the amount outstanding under these advances was $9,650, including accrued interest and interest expense recorded for the quarter was $0.

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

ITEM 4.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures are once again effective.  Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended July 31, 2011 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

(22) Warrant to purchase 1,000,000 shares. The Company entered into a contract for services with Horse and Hammerhead Marketing Solutions, LLC, a management consulting firm. Based on the agreement, the consultant was issued a warrant for 1,000,000 shares of MCGI’s restricted common stock at an exercise price of $0.12 per/share with a 4-year term.

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

Date: September 19, 2013

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

99.4(12)	Unaudited Pro Forma Condensed Statement of Operations for the nine months ended October 31, 2010 and Unaudited Pro Forma Condensed Balance Sheet as of October 31, 2010, and the notes thereto

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

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

+XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.