Form 10-Q
period 2011-10-31
MEDCAREERS GROUP, Inc.
filed 2013-09-20
CIK 1438901

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

Yes [  ]   No  [X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:

Yes [    ]   No [X ].

As of September 5, 2013 there were 52,708,863 shares of Common Stock of the issuer outstanding.

MEDCAREERS GROUP, INC.
(A Development Stage Company)
Consolidated Balance Sheets
October 31, 2011 and January 31, 2011
(Unaudited)

	As of October 31, 2011	As of January 31, 2011
Assets
Current Assets
Cash and Cash Equivalents	$32,029	$1,124
Other Current Assets	1,280	-

Property, Plant & Equipment
Equipment	1,799	1,799
Website	0	234,500
Less: Accumulated Amortization	(1,799)	(28,024)
Total Fixed Assets	0	208,275

Other Assets
Deferred Fees (net)	2,800	120,750
Deposits	0	0

Total Assets	$36,109	$330,149

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$7,218	$7,218
Accrued Expenses	13,644	4,920
Due to Related Parties	9,494	0
Accrued Interest Payable	36,440	9,386
Current Portion of Long Term Debt	445,000	310,652
Total Current Liabilities	511,796	332,176

Long Term Liabilities
Notes Payable	470,000	508,112
Less: Current Portion	(445,000)	(310,652)
Total Long Term Liabilities	25,000	197,460

Total Liabilities	536,796	529,636

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares, none outstanding
Common Stock, $0.001 par value, 350,000,000 shares, 40,840,000 and 40,700,000 shares issued and outstanding	40,840	40,700

Additional Paid In Capital	2,679,778	2,668,718
Accumulated (Deficit)	(3,221,305)	(2,908,905)
Total Stockholders’ Equity (Deficit)	(500,687)	(199,487)

Total Liabilities and Stockholders’ Equity	$36,109	$330,149

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.
(A Development Stage Company)
Consolidated Statement of Operations
For the Three and Nine Months Ended October 31, 2011 and 2010, and
Cumulative Since Re-Entering the Development Stage January 1, 2009
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative Since Re-entering the Development Stage, January 1, 2009
	October 31, 2011	October 31, 2010	October 31, 2011	October 31, 2010

Revenue	$3,265	$0	$20,153	$0	$20,716
Cost of Sales	12,623	0	38,447	0	57,169
Gross Profit (Loss)	(9,358)	0	(18,294)	0	(36,453)

Operating Expenses:
Depreciation and Amortization	45,493	200	146,399	500	195,227
Selling and Marketing	5,897	0	24,748	0	39,440
General and Administrative	23,812	4,265	81,401	14,424	1,796,109
Total Operating Expenses	75,202	4,465	252,548	14,924	2,030,776

Net Operating (Loss)	(84,560)	(4,465)	(270,842)	(14,924)	(2,067,229)

Other Income (Expense)
Loss on Sale of Assets	(4,087)	0	(4,087)	0	(4,087)
Loss on Recapitalization	0	0	0	0	(223,454)
Interest Expense	(12,124)	(31,979)	(37,471)	(92,510)	(253,633)
Total Other Income (Expense)	(16,211)	(31,979)	(41,558)	(92,510)	(481,174)

Net (Loss)	$(100,771)	$(36,444)	$(312,400)	$(107,434)	$(2,548,403)

Basic and Diluted Earnings (Loss) per share	$0.00	$(0.00)	$0.00	$0.00

Weighted Average Shares Outstanding:
Basic and Diluted	40,840,000	20,111,034	40,838,974	20,111,034

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Nine Months Ended October 31, 2011 and
For the Year Ended January 31, 2011
(Unaudited)

	Common Stock		Paid-In	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Totals

Balance, January 31, 2010	20,111,034	$20,111	$40,083	$(837,201)	$(777,007)

Issuance of Common Stock for Debt	3,538,966	3,539	881,202		884,741
Issuance of Common Stock for Services	350,000	350	87,150		87,500
Issuance of Common Stock for Deferred Fees	700,000	700	160,300		161,000

Stock Option Expense			1,499,983		1,499,983
Recapitalization	16,000,000	16,000	0		16,000

Net (Loss)				(2,071,704)	(2,071,704)

Balance, January 31, 2011	40,700,000	$40,700	$2,668,718	$(2,908,905)	$(199,487)

Issuance of Common Stock for Deferred Fees	140,000	140	11,060		11,200

Net (Loss)				(312,400)	(312,400)

Stockholders' Equity (Deficit) at October 31, 2011	40,840,000	$40,840	$2,679,778	$(3,221,305)	$(500,687)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Nine Months Ended October 31, 2011 and 2010, and
Cumulative Since Re-Entering the Development Stage January 1, 2009
(Unaudited)

	Nine Months Ended October 31,	Nine Months Ended October 31,	Cumulative Since Re-Entering the Development Stage,
	2011	2010	Jan 1, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(312,400)	$(107,434)	$(2,548,403)

Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and Amortization of Property and Equipment	17,249	500	25,826
Amortization of Deferred Fees	129,150	-	169,400
Common Stock Issued for Services	-	-	87,500
Stock Option Expense	-	-	1,499,983
Change in Assets and Liabilities:
(Increase) in Other Current Assets	-	-	58,914
(Increase) in Other Assets	1,280	19,424	-
Increase (Decrease) in Accounts Payable	-	(9,986)	6,599
Increase (Decrease) in Accrued Expenses	35,778	-	50,084
Increase (Decrease) in Due to Related Party	9,494	-	9,494
Increase (Decrease) in Other Liabilities	-	-	-
CASH FLOWS USED BY OPERATING ACTIVITIES	(122,009)	(97,496)	(640,603)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of Fixed Assets	191,026	-	191,026
Purchase of Fixed Assets	-	-	(215,453)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	191,026	-	(215,453)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	155,000	-	445,000
Payments on Notes Payable	(7,173)	-	(35,731)
Debt Assumed on Acquisition	-	-	246,670
Debt Assumed by Buyer of Assets	(185,939)	-	(185,939)
Interest Added to Notes Payable	-	60,532	209,429
Common Stock Issued on Recapitalization	-	-	16,000
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITES	(38,112)	60,532	695,429

NET INCREASE (DECREASE) IN CASH	30,905	(4,986)	30,399
Cash, beginning of period	1,124	4,986	1,630
Cash, end of period	32,029	$-	32,029

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$6,943	$-	$6,943
Taxes paid	$-	$-	$-
Issuance of Common Stock for Services	$-	$-	$87,500
Issuance of Common Stock for Debt	$-	$-	$884,741
Issuance of Common Stock for Fees	$11,200	$-	$172,200

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2011 and January 31, 2011

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

Advertising Costs:

The Company incurred no advertising costs for the periods ended October 31, 2011 and 2010.

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

As the Company incurred a net loss during the period ended October 31, 2011, the basic and diluted loss per common share is the same amount.   As of October 31, 2011, the Company had zero stock options outstanding that could potentially have a dilutive effect on basic earnings per share in the future. As the Company incurred a net loss during the period ended October 31, 2011, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flows.

NOTE 2 – DEFERRED FEES

Deferred fees represent stock issued as fees to make or extend notes payable. Stock issued was valued at the date of issue and amortized over the term of the loan. Deferred fees at October 31, 2011 and January 31, 2011 were as follows:

	October 31, 2011	January 31, 2011
Deferred Fees – Net	$2,800	$120,750

NOTE 3 - NOTES PAYABLE

The components of the Company’s debt as of October 31, 2011 and January 31, 2011 were as follows:
	2011	2011
Note Payable - $202,500, 6% interest, payable $2,248 per month, due March 11, 2014	$0	$188,562
Note Payable - $100,000, 12% interest payable monthly or accrued, due November 14, 2011	100,000	100,000
Note Payable - $50,000, 12% interest payable monthly or accrued, due November 14, 2011	0	4,550
Note Payable - $190,000, 12% interest payable monthly or accrued, due November 14, 2011	190,000	190,000
Note Payable - $25,000, 12% interest payable monthly or accrued, due March 11, 2014	25,000	25,000
Note Payable - $70,000, 12% interest payable monthly or accrued, due February 4, 2012	70,000	0
Note Payable - $40,000, 12% interest payable monthly or accrued, due April 28,2012	40,000	0
Note Payable - $16,000, 12% interest payable monthly or accrued, due Open	16,000	0
Note Payable - $25,000, 12% interest payable monthly or accrued, due April 30, 2012	25,000	0
Note Payable - $4,000, 12% interest payable monthly or accrued, due April 30, 2012	4,000	0
Subtotal	470,000	508,112
Less – currently payable	(445,000)	(310,652)
Long-term debt	$25,000	$197,460

The Company had accrued $36,440 and $9,386 of interest on the notes at October 31, 2011 and January 31, 2011 respectively.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred Stock:
The Company is authorized to issue 10,000,000 shares of Preferred Stock, having a par value of $0.001 per share.  There are no preferred shares outstanding at October 31, 2011 and January 31, 2011.

Common Stock:
The Company is authorized to issue 350,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  At October 31, 2011 there were 40,840,000 shares outstanding and 40,700,000 shares outstanding at January 31, 2011.  No dividends were paid in the periods ended October 31, 2011 or 2010.

Options and Warrants:
The Company had the following options or warrants outstanding at October 31, 2011:

Issued To	# Options	Dated	Expire	Strike Price
President and CEO	4,000,000	11/18/2010	11/18/2015	$0.25 per share
Vice President	2,000,000	11/18/2010	11/18/2015	$0.25 per share
Shareholder	127,500	08/11/2011	08/10/2016	$0.10 per share

NOTE 5 – EMPLOYEE BENEFIT PLANS

At October 31, 2011, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 6 – INCOME TAXES

MedCareers Group, Inc. has incurred losses since inception.  Therefore, MedCareers has no federal tax liability.  Additionally there are limitations imposed by certain transactions which are deemed to be ownership changes.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward is about $3,221,305 at October 31, 2011 of which $2,093,163 is available for carryforward for federal income tax purposes and will expire starting in fiscal year 2026.  Prior to November 5, 2010, there was no income tax carryforward due to the loss being incurred while the Company was taxed as a partnership and the income taxed pro rata to its partners. At October 31, 2011 and January 31, 2011, the deferred tax asset consisted of the following:

	October 31, 2011	January 31, 2011
Deferred tax asset:
Net operating loss	$774,068	$667,852
Less valuation allowance	(774,068)	(667,852)
Net deferred tax asset	$0	$0

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company may from time to time be involved with various litigation and claims that arise in the normal course of business.  As of April 30, 2011, no such matters were outstanding.

NOTE 8 – SUBSEQUENT EVENTS

None

NOTE 9 - GOING CONCERN

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through October 31, 2011 of $3,221,305 and has a working capital deficit at October 31, 2011 of $479,767.

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

***

Results for the three and nine months ended October 31, 2011

Revenue. Revenue for the three months ended October 31, 2011 and 2010 was $3,265 and $0, respectively. The increase is due to revenue from its operating websites. Revenue for the nine months ended October 31, 2011 and 2010 was $20,153 and $0, respectively.

Cost of Revenues. Cost of revenues were $12,623 and $0 for the three months ended October 31, 2011 and 2010 respectively. Cost of revenues were $38,447 and $0 for the nine months ended October 31, 2011 and 2010 respectively. The increase in costs was due to the operation of the Company’s websites which started generating minimal revenue.

Operating Expenses. Operating expenses for the three months ended October 31, 2011 and 2010 were $75,202 and $4,465, respectively. The above expenses include depreciation and amortization amounts of $45,493 and $200 for the three months ended October 31, 2011 and 2010, respectively. Operating expenses for the nine months ended October 31, 2011 and 2010 were $252,548 and $14,924, respectively. The above expenses include depreciation and amortization amounts of $146,399 and $500 for the three months ended October 31, 2011 and 2010, respectively.

Other Income (Expense). Other income of $16,211 and $31,979 for the three months ended October 31, 2011 and 2010, respectively, and $37,471 and $92,510 for the nine months ended October 31, 2011 and 2010, respectively. All these amounts were interest expense except in 2011 where $4,087 related to a loss on disposal of the www.workabroad.com website.

Net Loss. We had a net loss of $100,771 and $36,444 for the three months ended October 31, 2011 and 2010 and $312,400 and $107,434, for the nine months ended October 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

As of October 31, 2011, the Company had total current assets of $32,029, consisting solely of cash and cash equivalents, and total long-term assets of $2,800 consisting of deferred fees of $2,800 relating to consideration paid for making or extending loans. We had total liabilities of $536,796, including total current liabilities of $511,796, including accounts payable of $7,218, accrued expenses of $13,644, amounts due to related party of $9,494, which amounts were due to Tim Armes and Garret Armes (the Company’s sole officer and director and the Vice President of Nurses Lounge) which are due on demand, accrued interest payable of $36,440 and $445,000 of current portion of long-term debt in connection with working capital loans, and long term liabilities consisting of $25,000 of notes payable.

As of October 31, 2011, the Company had negative working capital of $479,767, comprised of current assets of $32,029 and current liabilities of $511,796.

Net cash used in operations for the nine months ended October 31, 2011 was $122,009 compared to $97,496 for the nine months ended October 31, 2010.

Cash provided from the disposal of fixed assets was $191,026 in the nine months ended October 31, 2011 and $0 for the same period in 2010.

Cash provided by financing activities for the nine months ended October 31, 2011 was $38,112 compared to $441,316 of cash used by financing activities for the same period in 2010.

On or around March 2, 2010, we entered into a Letter of Intent to acquire the Uniform Resource Locator (“URL”) www.WorkAbroad.com (“WorkAbroad.com” and the “Purchase”).  The purchase price was $225,000 (the “Purchase Price”).  On March 8, 2010, the Company paid the required 10% down payment (equal to $22,500) on the purchase price to Steve Elisberg (the “Seller”).  The remaining balance due ($202,500) pursuant to the Purchase was payable at a rate of $2,248 per month, beginning in April 2010, based on a 10 year amortizing loan with interest at 6% with a balloon payment of all unpaid principal and interest due 36 months after closing (the “Loan”).  The parties entered into a definitive Asset Purchase Agreement on August 10, 2010 and a formal closing of the Purchase occurred on August 10, 2010.  The Company made the initial payment to the Seller in March 2010 so that it could assume operations of WorkAbroad.com at the time of the parties’ entry into the Letter of Intent rather than waiting for the formal closing. This URL was sold in the quarter ended October 31, 2011 and we recorded a loss on disposition of $4,087 in connection with such sale.

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

On May 11, 2010, the Company secured a commitment for $300,000 of debt financing pursuant to a Promissory Note.  The loan accrues interest at 10% per annum, payable quarterly starting August 1, 2010 and has a maturity date of May 31, 2011.  The Company has the right to extend the loan for six months by paying a $10,000 extension fee prior to its maturity.  A total of $50,000 of the financing has been borrowed to date and was released to the Company on or around May 14, 2010, the remaining $250,000 is earmarked for acquisitions and will be released only in connection with an acquisition; however, as the financing was intended to fund staffing company acquisitions, the Company does not believe the balance of this financing will be available at this time. Prior to receipt of the aforementioned $50,000 of financing, the Company’s former President and Chief Executive Officer, Robert Bryan Crutchfield, extended advances on behalf of the Company in payment of certain expenses.  These advances are repayable upon demand.  As of October 31, 2011, the amount outstanding under these advances was $9,494, including accrued interest and interest expense recorded for the quarter was $0.

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

ITEM 4.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures are once again effective.  Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended October 31, 2011 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

Recent Sales of Unregistered Securities
	Consideration		Date	# Shares
Balance, Number of shares outstanding, January 31, 2011				40,700,000

Shares issued for deferred fees	Note extension	(1)	Dec 16, 2011	1,200,000
Shares issued for deferred fees	Incentive for new loan	(1)	Dec 16, 2011	400,000
Shares issued for deferred fees	Note extension	(2)	January 30, 2012	500,000
Shares issued for deferred fees	Note extension	(3)	January 30, 2012	350,000
Shares issued for deferred fees	Incentive for new loan	(4)	January 30, 2012	140,000
Shares issued for services	Services @ $0.10/share	(5)	January 30, 2012	25,000
Balance, Number of shares outstanding, January 31, 2012				43,315,000

Sale of common shares for cash	$0.10 per share	(6)	Various	1,220,000
Sale of common shares for cash	$0.10 per share	(7)	Various	2,000,000
Shares issued for deferred fees	Incentive for new loan	(8)	Feb 28, 2012	134,500
Shares issued for consulting services	Services @ $0.10/share	(9)	July 2012	500,000
Shares issued for consulting services	Services @ $0.10/share	(10)	August 2012	250,000
Shares issued for deferred fees	Incentive for new loan	(11)	Sept 30, 2012	1,777,778
Shares issued for deferred fees	Incentive for new loan	(12)	October 2, 2012	478,250
Shares issued for deferred fees	Incentive for new loan	(13)	October 2, 2012	450,000
Balance, Number of shares outstanding, January 31, 2013				50,125,528

Shares issued for deferred fees	Incentive for new loan	(14)	Feb, 2013	600,000
Shares issued for deferred fees	Incentive for new loan	(15)	July 19, 2013	200,000
Shares issued for deferred fees	Incentive for new loan	(16)	July 31, 2013	166,667
Shares issued for deferred fees	Incentive for new loan	(17)	July 31, 2013	133,334
Shares issued for deferred fees	Incentive for new loan	(18)	July 31, 2013	133,334
Shares issued for deferred fees	Note extension	(19)	July 31, 2013	1,100,000
Shares issued for note conversion	Convert $20,000 note	(20)	Aug 5, 2013	250,000
Balance, Number of shares outstanding, September 5, 2013				52,708,863

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

(16) 166,667 shares were issued on 7/31/2013 in consideration for lending the Company $25,000, note dated July 31, 2013, 12% annual interest rate, due October 31, 2013. Additionally, the note is convertible at $0.10 per share. The value of these shares was determined on the day of agreement and booked in the financial statements as Deferred Fees and amortized over the life of the loan.

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

(17) 133,334 shares were issued on 7/31/2013 in consideration for lending the Company $20,000, note dated July 31, 2013, 12% annual interest rate, due October 31, 2013. Additionally, the note is convertible at $0.10 per share. The value of these shares was determined on the day of agreement and booked in the financial statements as Deferred Fees and amortized over the life of the loan.

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

(18) 133,334 total shares issued on 7/31/2013, In consideration for lending the Company $20,000, note dated July 31, 2013, 12% annual interest rate, due October 31, 2013 - the note was converted on August 5, 2013. Additionally, the note is convertible at $0.10 per share. The value of these shares was determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

Date: September 20, 2013

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