Form 10-K
period 2012-01-31
MEDCAREERS GROUP, Inc.
filed 2013-09-23
CIK 1438901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   January 31, 2012

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

Yes [  ]                                No [X]

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

Yes [  ]                                No [X]

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the average bid and asked prices of the common stock on July 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter prior to the period covered by this report) was approximately $1.5 million.

Number of common shares outstanding at September 5, 2013:  52,708,863

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

Pursuant to the Exchange, Nurses Lounge became a wholly-owned subsidiary of the Company and as a result of the Exchange, the Cancellation Agreements and the Voting Agreement, Timothy Armes, the former largest shareholder of Nurses Lounge obtained majority voting control over the Company; provided that effective upon the expiration of the Voting Agreement in November 2012, Mr. Armes no longer holds majority voting control over the Company.

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

WorkAbroad.com Purchase

On or around March 2, 2010, we entered into a Letter of Intent to acquire the Uniform Resource Locator (“URL”) www.WorkAbroad.com (“WorkAbroad.com” and the “Purchase”).  The purchase price of the Purchase was $225,000 (the “Purchase Price”).  On March 8, 2010, the Company paid the required 10% down payment (equal to $22,500) on the purchase price to Steve Elisberg (the “Seller”).  The remaining balance due ($202,500) pursuant to the Purchase was payable at a rate of $2,248 per month, beginning in April 2010, based on a 10 year amortizing loan with interest at 6% with a balloon payment of all unpaid principal and interest due 36 months after closing (the “Loan”).  The parties entered into a definitive Asset Purchase Agreement on August 10, 2010 and a formal closing of the Purchase occurred on August 10, 2010.  The Company made the initial payment to the Seller in March 2010 so that it could assume operations of WorkAbroad.com at the time of the parties’ entry into the Letter of Intent rather than waiting for the formal closing.  This asset was sold during the year ended December 31, 2012, and a loss of $4,087 was recorded.

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

In connection therewith on July 8, 2011, the Company entered into an Asset Purchase Agreement with Fiakow Properties, LLC (“Fiakow”, pursuant to which Fiakow purchased the Company’s entire right and interest in workabroad.com and the August 10, 2010 Asset Purchase Agreement for an aggregate of $1,000, provided that the Seller did not formally release the Company from liability in connection with the August 10, 2010 Asset Purchase Agreement and the Company was still responsible for repaying the Loan, notwithstanding the assumption of the Loan by Fiakow, to Seller.  As of the date of this filing the Loan has been paid in full.

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

We Require Additional Capital In Order To Take The Necessary Steps To Grow Our Business.

Currently, the Company does not have available funds to develop the marketing and advertising materials or fund other operating and general and administrative expenses necessary to grow its business.  The Company has decided to abandon the previously announced acquisition targets described above and focus on the Nurses Lounge business which does not require significant capital.  The Company believes that moving forward it will be able to enlist commission based sales persons to generate sales and revenue without incurring significant overhead.  The Company has used some available funds to hire independent contractors to pursue sales.  If we cannot secure additional financing, our growth and operations could be impaired by limitations on our access to capital. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it could have a material adverse impact upon our ability to conduct our business operations and pursue our expansion of Nurses Lounge.  As of the date of this report, we have only limited operations, and did not generate any significant revenues during the years ended January 31, 2012 or 2011.   In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan, which could cause any securities in the Company to be worthless.

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

We Have Historically Generated Limited Revenues And Have Generated Only Nominal Revenues For A Period Of Over Two Years.

We generated nominal revenues for the years ended January 31, 2012 and 2011 of $20,448 and $563, respectively. Furthermore, we anticipate our expenses increasing in the future.  We do not currently generate significant revenues.  We can make no assurances that we will be able to generate any revenues in the future, that we will have sufficient funding to support our operations and pay our expenses.  In the event we are unable to generate significant revenues and/or support our operations, we will be forced to curtail and/or abandon our current business plan and any investment in the Company could become worthless.

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

Timothy Armes, The Chief Executive Officer Of The Company, Exercises Significant Voting Control Over The Company.

As a result of the Exchange and the other transactions described above, Timothy Armes, the former largest shareholder of Nurses Lounge and our Chief Executive Officer and sole director, has beneficial ownership of 18,902,795 shares (such shares include 4 million shares issuable upon the exercise of outstanding options) or approximately 35% of the Company’s common stock.  Therefore, Mr. Armes currently has significant voting control in determining the outcome of all corporate transactions or other matters, including the election and removal of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Armes from any officer position or director position he may choose to hold within the Company, which will mean he will remain in constructive control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

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

Our Losses Raise Doubt As To Whether We Can Continue As A Going Concern.

We had cumulative operating losses through January 31, 2012 of $3,407,669 and had a working capital deficit at January 31, 2012 of $633,717.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or obtain profitable operations. As such, there is substantial doubt as to our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

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

Not applicable.

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

Calendar Quarter Ending	Low	High

January 31, 2012	0.03	0.18
October 31, 2011	0.03	0.15
July 31, 2011	0.01	0.19
April 31, 2011	0.08	0.60

January 31, 2011	0.08	0.35
October 31, 2010	0.10	0.50
July 31, 2010	0.15	2.31
April 31, 2010	0.84	2.54

No cash dividends on the Company common stock have been declared or paid since the Company's inception. The Company had approximately 69 shareholders at September 10, 2013. This does not include shareholders that hold their shares in street name or with a broker.

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

In October and November 2010, the Company borrowed $100,000 each from two third parties and agreed to issue such third parties 300,000 and 400,000 restricted shares of common stock, respectively, in consideration for agreeing to make such loans. The transactions are described in greater detail below.

In February 2011, the Company borrowed $70,000 from a third party and agreed to issue said third party 140,000 restricted shares of common stock in consideration for agreeing to make such loan. This transaction is described in greater detail below.

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

Recent Sales of Unregistered Securities
	Consideration		Date	# Shares
Balance, Number of shares outstanding, January 31, 2011				40,700,000

Shares issued for deferred fees	Note extension	(1)	Dec 16, 2011	1,200,000
Shares issued for deferred fees	Incentive for new loan	(1)	Dec 16, 2011	400,000
Shares issued for deferred fees	Note extension	(2)	January 30, 2012	500,000
Shares issued for deferred fees	Note extension	(3)	January 30, 2012	350,000
Shares issued for deferred fees	Incentive for new loan	(4)	January 30, 2012	140,000
Shares issued for services	Services @ $0.10/share	(5)	January 30, 2012	25,000
Balance, Number of shares outstanding, January 31, 2012				43,315,000

Sale of common shares for cash	$0.10 per share	(6)	Various	1,220,000
Sale of common shares for cash	$0.10 per share	(7)	Various	2,000,000
Shares issued for deferred fees	Incentive for new loan	(8)	February 28, 2012	134,500
Shares issued for consulting services	Services @ $0.10/share	(9)	July 2012	500,000
Shares issued for consulting services	Services @ $0.10/share	(10)	August 2012	250,000
Shares issued for deferred fees	Incentive for new loan	(11)	September 30, 2012	1,777,778
Shares issued for deferred fees	Incentive for new loan	(12)	October 2, 2012	478,250
Shares issued for deferred fees	Incentive for new loan	(13)	October 2, 2012	450,000
Balance, Number of shares outstanding, January 31, 2013				50,125,528

Shares issued for consulting services	Services @ $0.10/share	(14)	February 2013	600,000
Shares issued for deferred fees	Incentive for new loan	(16)	July 31, 2013	166,667
Shares issued for deferred fees	Incentive for new loan	(17)	July 31, 2013	133,334
Shares issued for deferred fees	Incentive for new loan	(18)	July 31, 2013	133,334
Shares issued for deferred fees	Note extension	(19)	July 31, 2013	1,100,000
Shares issued for note conversion	Convert $20,000 note	(20)	August 5, 2013	200,000
Shares issued for note conversion	Convert $25,000 note	(21)	September 5, 2013	250,000
Balance, Number of shares outstanding, September 5, 2013				52,708,863

(A)
In conjunction with the recapitalization with Nurses Lounge, Inc.  in November 2010, Archtype Partners agreed to cancel 11,185,000 shares of its common stock. The shares were formally cancelled in November 2012 but by Agreement were cancelled in November 2010. The financial statements reflect the cancellation in November 2010 so the number of shares outstanding is not misleading.

(1) 1,600,000 total shares issued on December 16, 2011. 1,200,000 were issued in consideration for extending the note originally dated  October 29, 2010 and due November 1, 2011 and extended to November 1, 2012, in the amount of $190,000. Additionally 400,000 shares of restricted common stock were issued in consideration for making an additional loan in the amount of $50,000 dated December 15, 2011 for a term of one year.  The note bears interest at 12%, with the Company paying the Holder interest only commencing on December 1, 2011 and continuing on the first day (1st) day of each month thereafter through and including November 1, 2011, the Maturity Date, which final payment shall include all principal and accrued interest. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(2) 500,000 shares issued on January 30, 2012, in consideration for extending the note originally dated November 4, 2010 and due November 4, 2011 in the amount of $100,000 for an additional year.  The note bears interest at 12%, with the Company paying the  Holder interest only commencing on December 1, 2011 and continuing on the first day (1st) day of each month thereafter through and including November 1, 2011, the Maturity Date, which final payment shall include all principal and accrued interest. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(3) 350,000 total shares issued on January 30, 2012, in consideration for extending the note originally dated  February, 2011 and due February, 2012 in the amount of $70,000 for an additional year. The note bears interest at 12%, with the Company paying the  Holder interest only commencing on December 1, 2011 and continuing on the first day (1st) day of each month thereafter through and including November 1, 2011, the Maturity Date, which final payment shall include all principal and accrued interest. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(4) 140,000 total shares issued on January 30, 2012, in consideration for making a loan in the amount of $70,000 dated February 2011 and due February, 2012. The 140,000 shares issued in January 2012 were to honor the original agreement made in February 2011. The note bears interest at 12%, with the Company paying the Holder interest only commencing on December 1, 2011 and continuing on the first day (1st) day of each month thereafter through and including November 1, 2011, the Maturity Date, which final payment shall include all principal and accrued interest. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(5) 25,000 shares issued on January 30, 2012, for sales & marketing consulting to develop nursing school directories in Wisconsin, Illinois, Iowa and Minnesota. The 25,000 shares were valued at $0.10 per share.

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

(8) 134,500 total shares issued on January 30, 2012, in consideration for lending the Company $12,500, note dated May 8, 2012. The note bears interest at 12%, with the Company paying the Holder interest only commencing on December 1, 2011 and continuing on the first day (1st) day of each month thereafter through and including November 1, 2011, the Maturity Date, which final payment shall include all principal and accrued interest. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan. Additionally, the Holder received 72,000 restricted shares of common stock as a 1st quarter interest payment of $7,200 on his 190,000, 12% note renewed in November 2011 and 50,000, 12% note originated in December 2011.

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

(9) 500,000 shares issued  July 2012, The Company entered into a contract for services with Caro Consulting in July 2012. Based on the agreement, CARO Consulting was issued 500,000 shares of restricted common stock. Consultant paid $200.00 for shares. Another 500,000 shares (second Tranche) of stock was to be delivered to consultant as part of contract in September 2012, however it was mutually agreed that the contract would be put on hold and then revisited about moving forward with consulting services until  the time that MCGI SEC filings are current.

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

(12) 478,250 shares issued on October 2, 2012 in consideration for lending the Company $95,650 to be funded over 12 months at $7,500 per month after initial payment of $5,650. The note was dated September, 2012, and it was agreed the Holder would receive a total of 957,000 of restricted common stock as an incentive to make the loan. 478,500 shares were issued as agreed after the first payment was received with the additional 478,500 shares to be issued in September 2013 after funding entire note. The note bears interest at 12%, with the Company paying the Holder interest only on the first day (1st) day of each month thereafter through and including January 31, 2014, the Maturity Date, which final payment shall include all principal and accrued interest. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(13) 450,000 shares issued on October 2, 2012 in consideration for lending the Company $45,000, in a note dated October, 2012. The note bears interest at 12%, with the Company paying the Holder interest only on the first day (1st) day of each month thereafter through and including November 1, 2011, the Maturity Date, which final payment shall include all principal and accrued interest. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(15) 200,000 total  shares issued on July 19, 2013 in consideration for lending the Company $30,000, note dated July 19, 2013, 12% annual interest rate, and due October 31, 2013, Jamie Bernard was issued a total of 200,000 shares of restricted common stock. Additionally, the note is convertible at $0.10 per share. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(16) 166,667 shares were issued on July 31, 2013 in consideration for lending the Company $25,000, note dated July 31, 2013, 12% annual interest rate, due October 31, 2013. Additionally, the note is convertible at $0.10 per share. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(17) 133,334 shares were issued on July 31, 2013 in consideration for lending the Company $20,000, note dated July 31, 2013, 12% annual interest rate, due October 31, 2013. Additionally, the note is convertible at $0.10 per share. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(18) 133,334 total shares issued on July 31, 2013, in consideration for lending the Company $20,000, note dated July 31, 2013, 12% annual interest rate, due October 31, 2013 - the note was converted on August 5, 2013. Additionally, the note is convertible at $0.10 per share. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(19) 1,100,000 shares issued on July 31, 2013 in consideration for extending his original  note a second time with his original note  dated  November 4, 2010 and due November 4, 2011 and then renewed and due November 4, 2012 and additionally renewed a second time and due November 4, 2013 in the amount of $100,000 for an additional year. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

Options and Warrants

(22)  Three options for 127,500 shares of restricted common stock at an exercise price of $0.10 per share and for a term of 5 years were awarded Geneva7, LLC in consideration for loaning the company $25,000 and renewing the note two additional times. Geneva7, LLC originally loaned the company $25,000 at 12% interest on August 29, 2011 and was awarded an option to purchase 127,500 shares of restricted common stock at an exercise price of $0.10. The term of the option is 5 years. The loan matured on April 30th 2012 and Geneva 7 agreed to renew the loan and accrue interest thru July 31, 2013 and additionally renewed the loan thru October 31, 2103 when it matured on July 31, 2013. With each additional renewal Geneva7 received an additional option to purchase 127,500 shares of restricted common stock at an exercise price of $0.10 per share and for a term of 5 years.

(23) Warrant to purchase 1,000,000 shares. The Company entered into a contract for services with Horse and Hammerhead Marketing Solutions, LLC, a management consulting firm. Based on the agreement, the consultant was issued a warrant for 1,000,000 shares of MCGI’s restricted common stock at an exercise price of $0.12 per/share with a 4-year term.

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

(24) Warrant to purchase 100,000 shares. The Company entered into a contract for services with EBCO, LLC. Based on the agreement, in consideration for extending their $16,000 loan, they were issued a warrant for 100,000 shares of MCGI’s restricted common stock at an exercise price of $0.10 per/share, expiring March 29, 2016.

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

The following table provides information as of September 10, 2013 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

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

Results of Operations For the Year Ended January 31, 2012 compared to the year ended January 31, 2011

We had revenue of $20,448 for the year ended January 31, 2012, compared to $563 for the year ended January 31, 2011.  We had total cost of revenues of $52,578 and total gross loss of $32,130 for the year ended January 31, 2012, compared to cost of revenues of $18,722 and total gross loss of $18,159 for the year ended January 31, 2011.

We had total operating expenses of $410,361 for the year ended January 31, 2012, consisting of $167,366 of depreciation and amortization, $29,203 of selling and advertising expenses and $213,792 of general and administrative expenses.  For the year ended January 31, 2011, we had total operating expenses of $1,730,849, consisting of depreciation and amortization of $48,228, $14,692 of selling and advertising expenses and $1,667,929 of general and administrative expenses consisting mainly of stock option expense (non-cash).

We had total other expenses of $56,273 for the year ended January 31, 2012, compared to total other expenses of $322,696 for the year ended January 31, 2011, an increase of $266,423 from the prior period.  Other expense for the year ended January 31, 2011 mainly consisting of a loss on recapitalization of $223,454.

We had a net loss of $498,764 for the year ended January 31, 2012, compared to a net loss of $2,071,704 for the year ended January 31, 2011, a decrease in net loss of $1,572,940 from the prior period.

Liquidity and Capital Resources

As of January 31, 2012, the Company had total current assets of $912, consisting solely of cash and cash equivalents, and total long-term assets of $113,833, consisting of deferred fees of $113,833 relating to consideration paid for making or extending loans. As of January 31, 2012, we had total liabilities of $659,629, including total current liabilities of $634,629, including accounts payable of $6,718, accounts payable to related parties of $74,394, accrued expenses of $22,471, accrued interest payable of $36,046 and $495,000 of current portion of long-term debt in connection with working capital loans, and long term liabilities consisting of $25,000 of notes payable in connection with the purchase of the workabroad.com website.

We had negative working capital of $633,717 as of January 31, 2012.

Net cash used in operations for the year ended January 31, 2012 was $203,127 compared to $405,031 for the year ended January 31, 2011.

Cash provided from the disposal of fixed assets was $191,026 for the year ended January 31, 2012 and cash used for purchase of fixed assets was $215,453 for the year ended January 31, 2011.

Cash provided by financing activities for the year ended January 31, 2012 was $11,888 compared to $616,622 for the year ended January 31, 2011. This is primarily due to proceeds from notes payable and debt assumed in sale of assets in 2011.

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

In connection therewith on July 8, 2011, the Company entered into an Asset Purchase Agreement with Fiakow Properties, LLC (“Fiakow”, pursuant to which Fiakow purchased the Company’s entire right and interest in workabroad.com and the August 10, 2010 Asset Purchase Agreement for an aggregate of $1,000, provided that the Seller did not formally release the Company from liability in connection with the August 10, 2010 Asset Purchase Agreement and the Company was still responsible for repaying the Loan, notwithstanding the assumption of the Loan by Fiakow, to Seller.  As of the date of this filing the Loan has been repaid in full.

On May 11, 2010, the Company secured a commitment for $300,000 of debt financing pursuant to a Promissory Note.  The loan accrues interest at 10% per annum, payable quarterly starting August 1, 2010 and has a maturity date of May 31, 2011.  The Company has the right to extend the loan for six months by paying a $10,000 extension fee prior to its maturity.  A total of $50,000 of the financing has been borrowed to date and was released to the Company on or around May 14, 2010, the remaining $250,000 is earmarked for acquisitions and will be released only in connection with an acquisition; however, as the financing was intended to fund staffing company acquisitions, the Company does not believe the balance of this financing will be available at this time. Prior to receipt of the aforementioned $50,000 of financing, the Company’s former President and Chief Executive Officer, Robert Bryan Crutchfield, extended advances on behalf of the Company in payment of certain expenses.  These advances are repayable upon demand and accrue interest at the rate of 2% per annum.  These advances have been redeemed and as of January 31, 2012, no amount was outstanding.

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

Currently the Company does not have sufficient cash reserves to meet its contractual obligations under the Purchase and Loan and its ongoing monthly expenses, which the Company anticipates totaling approximately $250,000 over the next 12 months.  The Company has been able to continue operating to date largely from loans made by its shareholders and other debt financings to date.  The Company is currently looking at both short-term and more permanent financing opportunities, including debt or equity funding, bridge or short term loans, and/or traditional bank funding, but we have not decided on any specific path moving forward.  Until we have raised sufficient funding to pay our ongoing expenses associated with being a public company, and we have sufficient funds to support our planned operations, the Company can provide no assurances that it will be able to meet its short and long term liquidity needs, until necessary financing is secured.  The Company started to generate revenue from the Nurses Lounge business in 2011, which the Company hopes will increase to the point where the Company can finance at least a substantial portion of the Company’s obligations, of which there can be no assurance.

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

Item 8.  Financial Statements and Supplementary Data

Incorporated into and forming an integral part of this Annual Report on Form 10-K are the audited financial statements for the Company for the years ended January 31, 2012 and 2011. The financial statements included in this Annual Report on Form 10-K have been audited by The Hall Group, CPAs, independent registered public accountants, as set forth in their report. The financial statements have been included in reliance upon the authority of them as experts in accounting and auditing.

Table of Contents of Financial Statements

Page
Report of Independent Registered Public Accounting Firm	26
Financial Statements:
Consolidated Balance Sheets as of January 31, 2012 and 2011	27
Consolidated Statements of Operations for the Years Ended January 31, 2012 and 2011 and Cumulative Since Reentering the Development Stage (January 1, 2009) through January 31, 2012	28
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended January 31, 2012 and 2011	29
Consolidated Statements of Cash Flows for the Years Ended January 31, 2012 and 2011 and Cumulative Since Reentering the Development Stage (January 1, 2009) through January 31, 2012	30
Notes to the Consolidated Financial Statements for the Years Ended January 31, 2012 and 2011	31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
MedCareers Group, Inc.
Coppell, Texas

We have audited the accompanying consolidated balance sheets of MedCareers Group, Inc. and subsidiaries as of January 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of MedCareers Group, Inc.’s internal control over financial reporting as of January 31, 2012 and 2011 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedCareers Group, Inc. and subsidiaries as of January 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 8.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our opinion is not modified with respect to this matter.

/s/ The Hall Group, CPAs
The Hall Group, CPAs
Dallas, Texas

September 10, 2013

MEDCAREERS GROUP, INC.
(A Development Stage Company)
Consolidated Balance Sheets
January 31, 2012 and 2011

	2012	2011
Assets
Current Assets
Cash and Cash Equivalents	$912	$1,124

Property, Plant & Equipment
Equipment	1,799	1,799
Less: Accumulated Depreciation	(1,799)	(1,499)
Website	-	234,500
Less: Accumulated Amortization	-	(26,525)
Total Fixed Assets	-	208,275

Other Assets
Deferred Fees (net)	113,833	120,750

Total Assets	$114,745	$330,149

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$6,718	$7,218
Accrued Payable – Related Parties	74,394	-
Accrued Expenses	22,471	4,920
Accrued Interest Payable	36,046	9,386
Current Portion of Long Term Debt	495,000	310,652
Total Current Liabilities	634,629	332,176

Long Term Liabilities
Notes Payable	520,000	508,112
Less: Current Portion	(495,000)	(310,652)
Total Long Term Liabilities	25,000	197,460

Total Liabilities	659,629	529,636

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares, none outstanding
Common Stock, $0.001 par value, 350,000,000 shares, 43,315,000 and 40,700,000 shares issued and outstanding	43,315	40,700

Additional Paid In Capital	2,819,470	2,668,718
Accumulated (Deficit)	(3,407,669)	(2,908,905)
Total Stockholders’ Equity (Deficit)	(544,884)	(199,487)

Total Liabilities and Stockholders’ Equity	$114,745	$330,149

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.
(A Development Stage Company)
Consolidated Statement of Operations
For the Years Ended January 31, 2012 and 2011
And Cumulative Since Re-Entering the Development Stage, January 1, 2009 to January 31, 2012

	2012	2011	Cumulative Since Re-Entering the Development Stage January 1, 2009
Revenue	$20,448	$563	$21,011
Cost of Revenues	52,578	18,722	71,300
Gross Margin	(32,130)	(18,159)	(50,289)

Operating Expenses:
Depreciation and Amortization	167,366	48,228	216,194
Selling and Advertising Expenses	29,203	14,692	43,895
General and Administrative	213,792	1,667,929	1,928,500
Total Operating Expenses	410,361	1,730,849	2,118,589

Net Operating Income (Loss)	(442,491)	(1,749,008)	(2,238,878)

Other (Expense)
Loss on Recapitalization	-	(223,454)	(223,454)
Other Expense	(4,087)	-	(4,087)
Interest Expense	(52,186)	(99,242)	(268,348)
Total Other (Expense)	(56,273)	(322,696)	(495,889)

Net Income (Loss)	$(498,764)	$(2,071,704)	$(2,734,767)

Weighted Average Shares Outstanding	41,128,890	30,405,517
Income (Loss) for Common Shareholders	$(0.01)	$(0.07)

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Years Ended January 31, 2012 and 2011

	Common Stock		Paid-In	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Totals

Balance, January 31, 2010	20,111,034	$20,111	$40,083	$(837,201)	$(777,007)

Issuance of Common Stock for Debt	3,538,966	3,539	881,202		884,741
Issuance of Common Stock for Services	350,000	350	87,150		87,500
Issuance of Common Stock for Deferred Fees	700,000	700	160,300		161,000

Stock Option Expense			1,499,983		1,499,983
Recapitalization	16,000,000	16,000	-		16,000

Net (Loss)				(2,071,704)	(2,071,704)

Stockholders' Equity (Deficit) at January 31, 2011	40,700,000	$40,700	$2,668,718	$(2,908,905)	$(199,487)

Issuance of Common Stock for Services	25,000	25	2,475		2,500
Issuance of Common Stock for Deferred Fees	2,590,000	2,590	140,610		143,200

Stock Option Expense			7,667		7,667
Net (Loss)				(498,764)	(498,764)

Stockholders' Equity (Deficit) at January 31, 2012	43,315,000	$43,315	$2,819,470	$(3,407,669)	$(544,884)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended January 31, 2012 and 2011
And Cumulative Since Re-Entering the Development Stage, January 1, 2009 to January 31, 2012

	2012	2011	Cumulative Since Reentering the Development Stage (January 1, 2009) through January 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(498,764)	$(2,071,704)	$(2,734,767)
Adjustments to reconcile net loss to cash used by operating activities:
Issuance of Common Stock for Services	2,500	87,500	90,000
Stock Option Expense	7,667	1,499,983	1,507,650
Depreciation of Property & Equipment	17,249	7,978	25,826
Amortization of Deferred Fees	150,117	40,250	190,367
Change in Operating Assets and Liabilities:
Decrease in Other Assets	-	19,424	60,194
(Decrease) Increase in Accounts Payable	8,339	(2,768)	14,938
(Decrease) Increase in Accounts Expenses – Related Party	74,394	-	74,394
Increase in Accrued Expenses	35,372	14,306	49,678
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(203,127)	(405,031)	(721,720)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of assets	191,026	-	191,026
Net assets received in acquisition	-	(215,453)	(215,453)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	191,026	(215,453)	(24,427)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	205,000	290,000	495,000
Debt assumed in acquisition	-	246,670	246,670
Debt assumed by Buyer in Asset Sale	(185,939)	-	(185,939)
Interest added to Notes Payable	-	92,510	209,429
Payments on Notes Payable	(7,173)	(28,558)	(35,731)

Common Stock Issued Upon Recapitalization	-	16,000	16,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	11,888	616,622	745,429

NET INCREASE (DECREASE) IN CASH	(213)	(3,862)	(718)

CASH AT BEGINNING OF PERIOD	1,124	4,986	1,630
CASH AT END OF PERIOD	$912	$1,124	$912

Non-Cash Issuance of Common Shares for Services	$2,500	$87,500	$90,000
Non-Cash Issuance of Common Shares for Debt	$-	$884,741	$884,741
Common Stock Issued for Deferred Fees	$143,200	$161,000	$304,200
Cash Paid for Interest	$21,693	$-	$21,693
Income Taxes Paid	$-	$-	$-

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2012 and 2011

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization – The Company was formed as RX Scripted, LLC on December 30, 2004 as a North Carolina limited liability company and converted to a Nevada corporation as RX Scripted, Inc. on December 5, 2007.  On December 16, 2009, an amendment was filed with the State of Nevada to change the name to “MedCareers Group, Inc.” (the “Company” or “MedCareers”) and change the authorized capital of the Company. On November 5, 2010, the Company issued 24,000,000 shares of its common stock in exchange for 100% of Nurses Lounge, Inc. (“Nurses Lounge”), a Texas corporation. As a result of the share exchange, Nurses Lounge became the wholly-owned subsidiary of MedCareers.  As a result, the shareholders of Nurses Lounge owned a majority of the voting stock of MedCareers.  The transaction was accounted for as a reverse merger whereby Nurses Lounge was considered to be the accounting acquirer as its shareholders retained control of MedCareers after the exchange, although MedCareers is the legal parent company.  The share exchange was treated as a recapitalization of MedCareers.  As such, Nurses Lounge (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if MedCareers had always been the reporting company and, on the share exchange date, changed its name and reorganized its capital.  The Company operates a website for nurses, nursing schools and nurses organizations which enable the respective entities to communicate more easily and efficiently with their members.

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

Reclassifications:

Certain prior year amounts have been reclassified to conform with the current year presentation.  Specifically, additional paid-in capital has been reclassified to show the effect of a forward 10 for 1 stock split effective January 7, 2010 and the values as if the Company were converted from a limited partnership to a corporation in 2009.

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

Advertising Costs:

The Company incurred no advertising costs for the years ended January 31, 2012 and 2011.

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

Fair Value of Financial Instruments:

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of January 31, 2012.  The Company’s financial instruments consist of cash, accounts payable, advances and notes payable.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Revenue Recognition:

Revenue from contracts for consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned.  The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured.  For contracts with fixed fees, the Company recognizes revenues as amounts become billable in accordance with contract terms, provided the billable amounts are not contingent, are consistent with the services delivered, and are earned. The Company recognizes revenue in accordance with ASC 605-10, "Revenue Recognition in Financial Statements", (formerly Staff Accounting Bulletin No. 104 (“SAB 104”)).   Revenue is recognized when persuasive evidence of an arrangement exists, delivery or service has occurred, the sales price is fixed or determinable and receipt of payment is probable.

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

There were no potentially dilutive common stock equivalents as of January 31, 2012, therefore basic earnings per share equals diluted earnings per share for the year ended January 31, 2012.  The Company had 6,127,500 options outstanding at January 31, 2012. As the Company incurred a net loss during the year ended January 31, 2012, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

Recently Issued Accounting Pronouncements:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

NOTE 2 – DEFERRED FEES

Deferred fees represent stock issued as fees to make or extend notes payable. Stock issued was valued at the date of issue and amortized over the term of the loan. Deferred fees at January 31, 2012 and 2011 were as follows:

	2012	2011
Deferred Fees	$304,200	$161,000
Less: Accumulated Amortization	(190,367)	(40,250)
Deferred Fees - Net	$113,833	$120,750

NOTE 3 - NOTES PAYABLE

The components of the Company’s debt as of January 31, 2012 and 2011 were as follows:

	2012	2011
Note Payable - $202,500, 6% interest, payable $2,248 per month, due March 11, 2014	$-	$188,562
Note Payable - $100,000, 12% interest payable monthly or accrued, due Nov 4, 2011	100,000	100,000
Note Payable - $50,000, 12% interest payable monthly or accrued, due Nov 14, 2011	-	4,550
Note Payable - $190,000, 12% interest payable monthly or accrued, due October 29, 2011	240,000	190,000
Note Payable - $25,000, 12% interest payable monthly or accrued, due March 11, 2014	25,000	25,000
Note Payable - $25,000, 12% interest added to note quarterly, due April 30, 2012	25,000	-
Note Payable - $16,000, 12% interest added to note quarterly, due January 31, 2014	16,000	-
Note Payable - $70,000, 12% interest added to note quarterly, due February 4, 2013	70,000	-
Note Payable - $40,000, 12% interest added to note quarterly, due April 28, 2012	40,000	-
Note Payable - $4,000, 12% interest added to note quarterly, due April 30, 2012	4,000	-
Subtotal	520,000	508,112
Less – currently payable	(495,000)	(310,652)
Long-term debt	$25,000	$197,460

The Company had accrued $36,046 and $9,386 interest on the notes at January 31, 2012 and 2011, respectively.  As of January 31, 2011, $362,231 of unpaid interest had been added to the principal balance of the notes.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of Preferred Stock, having a par value of $0.001 per share.  There are no preferred shares outstanding at January 31, 2012 and 2011.

Common Stock:

The Company is authorized to issue 350,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  At January 31, 2012 and 2011, there were 43,315,000 and 40,700,000 shares outstanding, respectively.  No dividends were paid in the years ended January 31, 2012 or 2011.

Options and Warrants:

The Company had the following options or warrants outstanding at January 31, 2012:

Issued To	# Options	Dated	Expire	Strike Price
President and CEO	4,000,000	11/18/2010	11/18/2015	$0.25 per share
Vice President	2,000,000	11/18/2010	11/18/2015	$0.25 per share
Shareholder	127,500	08/11/2011	08/10/2016	$0.10 per share

NOTE 5 – EMPLOYEE BENEFIT PLANS

During the years ended January 31, 2012 and 2011, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 6 – INCOME TAXES

MedCareers Group, Inc. has incurred losses since inception.  Therefore, MedCareers has no federal tax liability.  Additionally there are limitations imposed by certain transactions which are deemed to be ownership changes.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward is $3,407,669 at January 31, 2012 of which $2,463,034 is available for carryforward for federal income tax purposes and will expire in fiscal years 2026 to 2027.  At January 31, 2012 and 2011, the deferred tax asset consisted of the following:

	2012	2011
Deferred tax asset:
From Net operating loss	$837,432	$667,852
Less valuation allowance	(837,432)	(667,852)
Net deferred tax asset	$0	$0

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company may from time to time be involved with various litigation and claims that arise in the normal course of business.  As of January 31, 2012, no such matters were outstanding.

NOTE 8 - GOING CONCERN AND FINANCIAL POSITION

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through January 31, 2012 of $3,407,669 and has a working capital deficit at January 31, 2012 of $633,717.

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

NOTE 9 – SALE OF WEBSITE

In August 2011 we sold the Uniform Resource Locator (“URL”) www.WorkAbroad.com for which we paid $225,000 in 2010 and made some improvements of $9,500. Since the closing of the Nurses Lounge acquisition, the Company decided to sell this URL and focus on developing Nurses Lounge and businesses that are complementary to Nurses Lounge.

This asset was sold in the current year whereby the Company received $1,000 cash and the buyer assumed the remainder of the note on the URL. At the time of sale the book value of the URL was $191,026 made up of $234,500 with $43,474 of accumulated amortization. The Company recorded a loss of $4,087.

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure on Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2012. This evaluation was accomplished under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) who concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure.

We have identified the following weaknesses in our internal controls:

•	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

•	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

•	In order to remedy our existing internal control deficiencies, as our finances allow, we will hire additional accounting staff.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at January 31, 2012. Based on its evaluation, our management concluded that, as of January 31, 2012, our internal control over financial reporting was not effective because of limited staff and a need for a full time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Name	Age	Position	Date First Appointed/Elected To the Company
Timothy Armes	57	Chairman, Chief Executive Officer, President, Secretary and Treasurer and President and Chief Executive Officer of the Company	August 2011
		Same titles – Nurses Lounge	September 2006

Garret Armes	28	Vice President of Nurses Lounge	March 2009

Timothy Armes. Mr. Armes has served as President and Chief Executive Officer MedCareers Group, Inc. since August 2011 and of Nurses Lounge since September 2006.  From February 2011 to August 2011, Mr. Armes served as the Chief Operating Officer of the Company.  Since August 2011, Mr. Armes has served as the Chairman, Chief Executive Officer, President, Secretary and Treasurer of the Company. Mr. Armes began his career in recruiting when he entered the career fair business in 1987. In 1992 Mr. Armes launched one of the first online job bulletin boards which eventually grew into jobs.com. As CEO of Jobs.com he raised over 100 million dollars and grew it into one of the top employment web sites before leaving the company in May of 2000.   Prior to entering the career fair business, Mr. Armes began his career as an auditor for Ernst and Young and then as a real estate workout specialist with different firms in the mid 1980’s. Mr. Armes obtained a Bachelor of Business Administration degree in Accounting from the University of Texas in 1980 and is a Certified Public Accountant.

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

Board Meetings and Annual Meeting

During the fiscal year ended January 31, 2012, our Board of Directors (currently consisting solely of Timothy Armes) did not meet or hold any formal meetings.  We did not hold an annual meeting in 2012.  In the absence of formal board meetings, the Board conducted all of its business and approved all corporate actions during the fiscal year ended January 31, 2012 by the unanimous written consent of its sole director.

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

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes the total compensation paid or earned by the Company’s Chief Executive Officer and Chief Financial Officer during the fiscal years ended January 31, 2012 and 2011.  The Company did not have any executive officers who received total compensation in excess of $100,000 during the fiscal years disclosed below, other than disclosed below.

Name and principal position (1)	Year	Salary	Bonus	Stock Awards ($)	Option Awards	All other compensation*	Total compensation

Timothy Armes	2012	$66,300	-	-	-	-	$66,300
CEO, President, Treasurer, Secretary and Director (2)	2011	$16,624	-	-	$999,989(6)	-	$1,016,613

Garret Armes	2012	$23,950	-	-		-	$23,950
Vice President Nurses Lounge	2011	$ 8,500	-	-	$499,994(6)	-	$508,494

William Goldstein	2011	-	-	-	-	-	-
Former CEO, President, Secretary and Director (2)(3)

Marc Bercoon	2011	-	-	-	-	-	-
Former Chief Financial Officer and Treasurer (2)(3)

Robert Bryan Crutchfield	2011	-	-	-	-	-	-
Former CEO, President, CFO, Treasurer, Secretary and Director (3)(5)

Charles John Dean	2011	-	-	-	-	-	-
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

(2)
Effective September 10, 2011, Marc Bercoon resigned as the Chief Financial Officer and Treasurer of the Company and William Goldstein resigned as President, Chief Executive Officer and Secretary and as the sole director of the Company.  Effective the same date, Timothy Armes, the Company’s then majority shareholder was appointed as the Chief Executive Officer, President, Secretary, Treasurer and sole director of the Company to fill the vacancies created by such resignations.

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

(5)
MaryAnne McAdams resigned as the Company’s Chief Executive Officer, President, Secretary, Treasurer and director on October 2, 2009, and Robert Bryan Crutchfield was appointed as the sole director, Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer of the Company on that same date.

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

Grants of Plan-Based Awards

Outstanding Equity Awards at Fiscal Year End. The following table provides certain summary information concerning outstanding equity awards held by the named executive officers as of January 31, 2012:

Outstanding Equity Awards at Fiscal Year-End

Name	Option awards					Stock awards
	Number of securities underlying unexercised options(#) exercisable	Number of securities underlying unexercised options(#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options(#)	Option exercise price($)	Option expiration date	Number of shares or units of stock that have not vested(#)	Market value of shares or units of stock that have not vested(#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested(#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested($)
Timothy Armes CEO and President	4,000,000	-	-	$0.25	11/9/2015	-	-	-	-

Garret Armes Vice President Nurses Lounge	2,000,000	-	-	$0.25	11/9/2015	-	-	-	-

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our voting stock, as of September 10, 2013, by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (ii) each of our officers and directors (provided that Mr. Armes currently serves as our sole director); and (iii) all of our officers and directors as a group.

Based on information available to us, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after September 10, 2013 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage of ownership of any other person. The following table is based on 52,708,863 common shares issued and outstanding as of September 10, 2013.

	Beneficial Owner	Address	Common Shares	Percent Ownership

Common Stock	Timothy Armes Chairman / CEO President, Secretary, CFO	748 E Bethel School Road Coppell, Texas 75019	18,902,795 (1)	34.5%

Common Stock	Garret Armes Vice President Nurses Lounge	748 E Bethel School Road Coppell, Texas 75019	2,000,000 (2)	3.8%

	All Officers and Directors as a Group (2 Persons)		20,902,795	36.9%

Greater than 5% Shareholders
Common Stock	AJBCA, LLLP Shareholder (3)	1950 Telegraph Road Lake Forest, Illinois 60045	3,945,081	7.8%

Common Stock	The Fox-McCarthy Family Limited Partnership, LLP (4)	3434 North Wide Loop Drive Tucson, Arizona 85749	3,945,081	7.8%

Common Stock	Larry Glenn, Jr.	2020 Edgewood Dr. Lakeland, Florida 33803	5,062,408 (5)	9.9%

(1) Includes options to purchase 4,000,000 shares of common stock at an exercise price of $0.25 per share, which are exercisable at any time prior to November 9, 2015.

(2) Includes options to purchase 2,000,000 shares of common stock at an exercise price of $0.25 per share, which are exercisable at any time prior to November 9, 2015.

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

Following is a list of transactions with Larry Glenn:

Larry Glenn was issued 1,600,000 total shares issued on 12/16/2011. 1,200,000 were issued in consideration for extending the note originally dated October 29, 2010 and due November 1, 2011 and extended to November 1, 2012, in the amount of $190,000. Additionally 400,000 shares of restricted common stock were issued in consideration for making an additional loan in the amount of $50,000 dated December 15, 2011 for a term of one year.  The note bears interest at 12%, with the Company paying the Holder interest only commencing on December 1, 2011 and continuing on the first day (1st) day of each month thereafter through and including November 1, 2011, the Maturity Date, which final payment shall include all principal and accrued interest. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we had not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, director(s) and significant stockholders.  However, the Company makes it a practice of having its Board of Directors (currently consisting solely of Mr. Armes) approves and ratifies all related party transactions.  In connection with such approval and ratification, the Board of Directors takes into account several factors, including their fiduciary duties to the Company; the relationships of the related parties to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services are available; and the terms the Company could receive from an unrelated third party.

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

Item 14.  Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K and Form 10-Q(s) for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for fiscal years 2012 and 2011 was $24,500 and $22,500, respectively.

(2) Audit Related Fees

None

(3) Tax Fees

None

(4) All Other Fees

None

PART IV

Item 15.  Exhibits and Financial Statement Schedules

1. Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	26
Financial Statements:
Consolidated Balance Sheets as of January 31, 2012 and 2011	27
Consolidated Statements of Operations for the Years Ended January 31, 2012 and 2011 and Cumulative Since Reentering the Development Stage (January 1, 2009) through January 31, 2012	28
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended January 31, 2012 and 2011	29
Consolidated Statements of Cash Flows for the Years Ended January 31, 2012 and 2011 and Cumulative Since Reentering the Development Stage (January 1, 2009) through January 31, 2012	30
Notes to the Consolidated Financial Statements for the Years Ended January 31, 2012 and 2011	31

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