Form 10-Q
period 2012-04-30
MEDCAREERS GROUP, Inc.
filed 2013-09-23
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

1

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Balance Sheets

As of April 30, 2012 and January 31, 2012

(Unaudited)

	As of April 30, 2012	As of January 31, 2012
Assets
Current Assets
Cash and Cash Equivalents	$50	$912
Other Current Assets	300	0
Total Current Assets	350	912
Property, Plant & Equipment
Equipment	1,799	1,799
Less: Accumulated Amortization	(1,799)	(1,799)
Total Fixed Assets	0	0

Other Assets
Deferred Fees (net)	80,833	113,833

Total Assets	$81,183	$114,745

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable	$9,905	$6,718
Accrued Expenses	21,157	22,471
Due to Related Parties	115,794	74,394
Accrued Interest Payable	52,287	36,045
Current Portion of Notes Payable	500,000	495,000
Total Current Liabilities	699,143	634,628

Long Term Liabilities
Notes Payable	525,000	520,000
Less: Current Portion	(500,000)	(495,000)
Total Long Term Liabilities	25,000	25,000

Total Liabilities	724,143	659,628

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares, none outstanding	0	0
Common Stock, $0.001 par value, 350,000,000 shares,
43,440,000 and 43,315,000 shares issued and outstanding	43,440	43,315

Additional Paid In Capital	2,842,192	2,819,470
Accumulated (Deficit)	(3,528,592)	(3,407,668)
Total Stockholders’ Equity (Deficit)	(642,960)	(544,883)

Total Liabilities and Stockholders’ Equity	$81,183	$114,745

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Statement of Operations

For the Three Months Ended April 30, 2012 and 2011

And Cumulative Since Re-Entering the Development Stage, January 1, 2009 to April 30, 2012

(Unaudited)

	Three Months Ended
	April 30, 2012	April 30, 2011	Cumulative Since Re-Entering the Development Stage, Jan 1, 2009

Revenue	$2,045	$11,410	$22,761
Cost of Sales	4,964	15,430	62,133
Gross Profit (Loss)	(2,919)	(4,020)	(39,372)

Operating Expenses:
Depreciation and Amortization	33,000	50,528	249,194
Selling and Advertising Expenses	1,774	16,715	45,669
General and Administrative	67,082	44,454	2,009,417
Total Operating Expenses	101,856	111,697	2,304,280

Net Operating (Loss)	(104,775)	(115,717)	(2,343,652)

Other Income (Expense)
Loss on Sale of Assets	0	0	(4,087)
Loss on Recapitalization	0	0	(223,454)
Interest Expense	(16,149)	(13,176)	(284,497)
Total Other Income (Expense)	(16,149)	(13,176)	(512,038)

Net Loss	$(120,924)	$(128,893)	$(2,855,690)

Basic and Diluted Earnings (Loss) per share	$0.00	$0.00

Weighted Average Shares Outstanding:
Basic and Diluted	43,350,112	40,836,854

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended April 30, 2012 and

For the Year Ended January 31, 2012

(Unaudited)

	Common Stock		Paid-In	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Totals

Balance, January 31, 2011	40,700,000	$40,700	$2,668,718	$(2,908,905)	$(199,487)

Issuance of Common Stock for Services	25,000	25	2,475		2,500
Issuance of Common Stock for Deferred Fees	2,590,000	2,590	140,610		143,200

Stock Option Expense			7,667		7,667

Net (Loss)				(498,763)	(498,763)

Balance, January 31, 2012	43,315,000	$43,315	$2,819,470	$(3,407,668)	$(544,883)

Issuance of Common Stock for Deferred Fees	125,000	125	12,375		12,500

Stock Option Expense			10,347		10,347

Net (Loss)				(120,924)	(120,924)

Stockholders' Equity (Deficit) at April 30, 2012	43,440,000	$43,440	$2,842,192	$(3,528,592)	$(642,960)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

 MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Three Months Ended April 30, 2012 and 2011

And Cumulative Since Re-Entering the Development Stage, January 1, 2009 to April 30, 2012

(Unaudited)

	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011	Cumulative Since Re-Entering the Development Stage, January 1, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(120,924)	$(128,893)	(2,855,690)

Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and Amortization of Property and Equipment	0	7,478	25,826
Amortization of Deferred Fees	33,000	43,050	223,367
Common Stock Issued for Services	0	0	90,000
Stock Option Expense	10,347	0	1,517,997
Change in Assets and Liabilities:
(Increase) in Other Current Assets	(300)	0	59,894
(Increase) in Other Assets	0	0	0
Increase (Decrease) in Accounts Payable	(5,652)	0	9,286
Increase in Accrued Expenses	23,767	5,585	73,444
Increase in Due to Related Party	41,400	9,650	115,794
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(18,362)	(63,130)	(740,082)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of Fixed Assets	0	0	191,026
Net Assets Acquired in Acquisition	0	0	(215,453)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	0	0	(24,427)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	5,000	70,000	500,000
Proceeds from Sale of Common Stock	12,500	0	12,500
Debt Assumed in Acquisition	0	0	246,670
Debt Assumed by Buyer of Assets	0	0	(185,939)
Interest Added to Notes Payable	0	0	209,429
Payments on Notes Payable	0	(5,848)	(35,731)
Common Stock Issued on Recapitalization	0	0	16,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	17,500	64,152	762,929

NET INCREASE (DECREASE) IN CASH	(862)	1,022	(1,580)
Cash, beginning of period	912	1,124	1,630

Cash, end of period	$50	$2,146	50

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for Interest	$0	$5,167	$21,693
Taxes paid	$0	$0	$0
Issuance of Common Stock for Services	$0	$0	$90,000
Issuance of Common Stock for Debt	$0	$0	$884,741
Issuance of Common Stock for Fees	$0	$11,200	$304,200

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Notes to Financial Statements

April 30, 2012 and January 31, 2012

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization – The Company was formed as RX Scripted, LLC on December 30, 2004 as a North Carolina limited liability company and converted to a Nevada corporation as RX Scripted, Inc. on December 5, 2007.  On December 16, 2009, an amendment was filed with the State of Nevada to change the name to “MedCareers Group, Inc.” (the “Company” or “MedCareers”) and change the authorized capital of the Company. On November 5, 2010, the Company issued 24,000,000 shares of its common stock in exchange for 100% of Nurses Lounge, Inc. (“Nurses Lounge”), a Texas corporation. As a result of the share exchange, Nurses Lounge became the wholly owned subsidiary of MedCareers. As a result, the shareholders of Nurses Lounge owned a majority of the voting stock of MedCareers. The transaction was accounted for as a reverse merger whereby Nurses Lounge was considered to be the accounting acquirer as its shareholders retained control of MedCareers after the exchange, although MedCareers is the legal parent company. The share exchange was treated as a recapitalization of MedCareers. As such, Nurses Lounge (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if MedCareers had always been the reporting company and, on the share exchange date, changed its name and reorganized its capital  The Company operates an online professional network for nurses designed to provide a common platform for nursing organizations such as nursing schools, associations and major nurse employers to connect and communicate more effectively to their nurse constituents and broader nursing profession.

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

Emerging Growth Company Critical Accounting Policy Disclosure:

The Company qualifies as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.   As an emerging grown company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.     The Company may elect to take advantage of the benefits of this extended transition period in the future.

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

Advertising Costs:

The Company incurred $0 advertising costs for the periods ended April 30, 2012 and 2011, respectively.

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

Fair Value of Financial Instruments:

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of April 30, 2012.  The Company’s financial instruments consist of cash, accounts payable, advances and notes payable.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Stock Split:

On January 4, 2010, MedCareers approved a 10 for 1 forward stock split on its issued and outstanding shares of common stock to the holders of record as of January 7, 2010. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split retroactively.

Revenue Recognition:

Revenue from contracts for consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned.  The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured.  For contracts with fixed fees, the Company recognizes revenues as amounts become billable in accordance with contract terms, provided the billable amounts are not contingent, are consistent with the services delivered, and are earned. The Company recognizes revenue in accordance with ASC 605-10, "Revenue Recognition in Financial Statements", (formerly Staff Accounting Bulletin No. 104 (“SAB 104”).   Revenue is recognized when persuasive evidence of an arrangement exists, delivery or service has occurred, the sale price is fixed or determinable and receipt of payment is probable.

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

There were no potentially dilutive common stock equivalents as of April 30, 2012 and January 31, 2012 and, therefore basic earnings per share equals diluted earnings per share for the periods ended April 30, 2012 and January 31, 2012.  The Company had 6,185,500 options outstanding at April 30, 2012. As the Company incurred a net loss during the periods ended April 30, 2012 and January 31, 2012, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flows.

NOTE 2 – DEFERRED FEES

Deferred fees represent stock issued as fees to make or extend notes payable. Stock issued was valued at the date of issue and amortized over the term of the loan. Deferred fees at April 30, 2012 and January 31, 2012 were as follows:

	April 30, 2012	Jan 31, 2012
Deferred Fees – Net	$80,833	$113,833

NOTE 3 – NOTES PAYABLE

The components of the Company’s debt as of April 30, 2012 and January 31, 2012 were as follows:

	April 30, 2012	Jan 31, 2012
Note Payable - $100,000, 12% interest payable monthly or accrued, due Nov 4, 2011	$100,000	$100,000
Note Payable - $190,000, 12% interest payable monthly or accrued, due Oct 29, 2012	240,000	240,000
Note Payable - $25,000, 12% interest payable monthly or accrued, due March 11, 2014	25,000	25,000
Note Payable - $25,000, 12% interest added to note quarterly, due April 30, 2012	25,000	25,000
Note Payable - $16,000, 12% interest added to note quarterly, due January 31, 2014	16,000	16,000
Note Payable - $70,000, 12% interest added to note quarterly, due February 4, 2013	70,000	70,000
Note Payable - $40,000, 12% interest added to note quarterly, due July 28, 2012	40,000	40,000
Note Payable - $4,000, 12% interest added to note quarterly, due April 30, 2012	4,000	4,000
Note Payable - $5,000, 12% interest added to note quarterly, due April 30, 2012	5,000	0
Subtotal	525,000	520,000
Less – currently payable	(500,000)	(495,000)
Long-term debt	$25,000	$25,000

The Company had accrued $52,287 and $36,045 of interest on the notes at April 30, 2012 and January 31, 2012 respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of Preferred Stock, having a par value of $0.001 per share.  There are no preferred shares outstanding at April 30, 2012 and January 31, 2012.

Common Stock:

The Company is authorized to issue 350,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  At April 30, 2012 and January 31, 2012 there were 43,440,000 and 43,315,000 shares outstanding, respectively.  No dividends were paid in the quarters ended April 30, 2012 and 2011.

Options and Warrants:

The Company had the following options or warrants outstanding at April 30, 2012:

Issued To	# Options	Dated	Expire	Strike Price
President and CEO	4,000,000	11/18/2010	11/18/2015	$0.25 per share
Vice President	2,000,000	11/18/2010	11/18/2015	$0.25 per share
Shareholder	127,500	08/28/2011	08/28/2016	$0.10 per share
Shareholder	50,000	04/04/2012	04/04/2013	$0.20 per share
Shareholder	8,000	04/27/2012	04/27/2013	$0.20 per share

NOTE 5 – EMPLOYEE BENEFIT PLANS

At April 30, 2012, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 6 – INCOME TAXES

MedCareers Group, Inc. has incurred losses since inception.  Therefore, MedCareers has no federal tax liability.  Additionally there are limitations imposed by certain transactions which are deemed to be ownership changes.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward is about $3,528,592 at April 30, 2012 of which $2,583,958 is available for carryforward for federal income tax purposes and will expire in fiscal year 2026 through 2027.  At April 30, 2012 and January 31, 2012, the deferred tax asset consisted of the following:

	April 30, 2012	Jan 31, 2012
Deferred tax asset:
Net operating loss	$878,546	$837,432
Less valuation allowance	(878,546)	(837,432)
Net deferred tax asset	$0	$0

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company may from time to time be involved with various litigation and claims that arise in the normal course of business.  As of April 30, 2012, no such matters were outstanding.

NOTE 8 – SUBSEQUENT EVENTS

None.

NOTE 9 – GOING CONCERN

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through April 30, 2012 of $3,528,952 and has a working capital deficit at April 30, 2012 of $698,793.

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

Company.

MedCareers Group, Inc. (“MedCareers”, the “Company”, “we” or “us”), “MCGI”, the Company described herein, is a Nevada corporation, with offices located at 758 E Bethel School Road, Coppell, Texas 75019. It can be reached by phone at (972) 393-5892.

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

***

Results for the three months ended April 30, 2012

Revenue. Revenue for the three months ended April 30, 2012 and 2011 was $2,045 and $11,410.

Cost of Revenues. Cost of revenues were $4,964 and $15,430 for the three months ended April 30, 2012 and 2011 respectively The increase in costs was due to the operation of The Company’s websites which started generating revenue.

Operating Expenses. Operating expenses for the three months ended April 30, 2012 and 2011 were $101,856 and $111,697 respectively. The above expenses include depreciation and amortization amounts of $33,000 and $50,528 for the three months ended April 30, 2012 and 2011, respectively.

Other Income (Expense). Other income represents interest paid on loans which was $16,149 and $13,176 for the three months ended April 30, 2012 and 2011, respectively.

(1)

Liquidity and Capital Resources

As of April 30, 2012, the Company had total current assets of $350, and total long-term assets of $80,833 consisting of deferred fees of $80,833 relating to consideration paid for making or extending loans. We had total liabilities of $724,143, including total current liabilities of $699,143, including accounts payable of $9, 905, accrued expenses of $21,157, amounts due to related party of $115,794, which amounts were due to Tim Armes and Garrett Armes (the Company’s sole officer and director and the Vice President of Nurses Lounge, respectively) and are, due on demand, accrued interest payable of $52,287 and $500,000 of current portion of long-term debt in connection with working capital loans, and long term liabilities consisting of $25,000 of notes payable.

As of April 30, 2012, the Company had negative working capital of $698,793, comprised of current assets of $350 and current liabilities of $699,143.

Net cash used in operations for the three months ended April 30, 2012 was $18,362 compared to $63,130 for the three months ended April 30, 2012.

Cash provided from or used for investing activities was $0 in the three months ended April 30, 2012 and $0 for the same period in 2011.

Cash provided by financing activities for the three months ended April 30, 2012 was $17,500 compared to $64,152 for the same period in 2011.

(1) Net loss. We had a net loss of $120,924 and $128,893 for the three months ended April 30, 2012 and 2011, respectively.

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

On February 8, 2011, the Company obtained a $70,000 loan from a third party, which was evidenced by a Promissory Note. The note bears interest at the rate of 12% per annum, payable monthly in arrears, and has a maturity date of February 15, 2012. In consideration for making the loan, the Company agreed to issue the third party 100,000 shares of restricted common stock. The loan will be funded in three installments: $30,000 on or before February 10, 2011; $20,000 on or before February 24, 2011; and $20,000 on or before March 10, 2011. The stock issued had a value of $18,200 on the date of the grant, based on the closing trading price on February 8, 2011. The $18,200 is treated as a deferred fee in conjunction with the loan. Accordingly, the loan will be reflected as a liability and the $18,200 deferred fee will be amortized pro rata over the term of the loan as additional interest expense on the note and added to the loan balance on a monthly basis.

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

ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures are once again effective.  Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended April 30, 2012 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2012, filed with the Commission on September 23, 2013, other than as set forth below, and investors are encouraged to review such risk factors below and in the Form 10-K, prior to making an investment in the Company.

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

Recent Sales of Unregistered Securities

	Consideration		Date	# Shares
Balance, Number of shares outstanding, January 31, 2012				43,315,000

Sale of common shares for cash	$0.10 per share	(1)	Various	1,220,000
Sale of common shares for cash	$0.10 per share	(2)	Various	2,000,000
Shares issued for deferred fees	Incentive for new loan	(3)	Feb 28, 2012	134,500
Shares issued for consulting services	Services @ $0.10/share	(4)	July 2012	500,000
Shares issued for consulting services	Services @ $0.10/share	(5)	August 2012	250,000
Shares issued for deferred fees	Incentive for new loan	(6)	Sept 30, 2012	1,777,778
Shares issued for deferred fees	Incentive for new loan	(7)	Oct 2, 2012	478,250
Shares issued for deferred fees	Incentive for new loan	(8)	Oct 2, 2012	450,000

Balance, Number of shares outstanding, January 31, 2013				50,125,528
Shares issued for deferred fees	Incentive for new loan	(9)	Feb, 2013	600,000
Shares issued for deferred fees	Incentive for new loan	(10)	July 19, 2013	200,000

Shares issued for deferred fees	Incentive for new loan	(11)	July 31, 2013	166,667
Shares issued for deferred fees	Incentive for new loan	(12)	July 31, 2013	133,334
Shares issued for deferred fees	Incentive for new loan	(13)	July 31, 2013	133,334
Shares issued for deferred fees	Note extension	(14)	July 31, 2013	1,100,000
Shares issued for note conversion	Convert $25,000 note	(15)	Aug 5, 2013	250,000
Balance, Number of shares outstanding, September 5, 2013				52,708,863

In conjunction with the recapitalization with Nurses Lounge, Inc. in November 2010, Archtype Partners agreed to cancel 11,185,000 shares of its common stock. The shares were formally cancelled in November 2012 but by Agreement were cancelled in November 2010. The financial statements reflect the cancellation in November 2010 so the number of shares outstanding is not misleading.

(1) Sale of Common Stock for cash. Between April 4, 2012 and October 1, 2012 the company issued 488,000 units of its securities in a private placement to accredited investors. The price of these Units was $0.25 per unit. Each Unit consists of 2.5 shares of restricted common stock valued at .10 per share and one 1 year warrant. Total shares purchased 1,220,000 and 488,000 warrants. Each Series A Warrant entitles the holder to purchase one share of common stock at an exercise price of $0.20 per share and subject to adjustments due to recapitalization or reclassification of common stock. The Company received proceeds of $122,000.

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

(2) Sale of Common Stock for cash.  On January 9, 2013 the company issued 2,000,000 units of its securities in a private placement to an accredited investor. The price of these Units was $0.10 per unit. Each Unit consists of 1 share of restricted common stock valued at $0.10 per share for a total of 2,000,000 shares and one 5 year Warrant. Each Series B Warrant entitles the holder to purchase one share of common stock at an exercise price of $0.12 per share and subject to adjustments due to recapitalization or reclassification of common stock. The Company received proceeds of $200,000.

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

(3) 134,500 total shares issued on January 30, 2012, In consideration for lending the Company $12,500, note dated May 8, 2012. The note bears interest at 12%, with the Company paying the Holder interest only commencing on December 1, 2011 and continuing on the first day (1st) day of each month thereafter through and including November 1, 2011, the Maturity Date, which final payment shall include all principal and accrued interest. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(4) 500,000 shares issued July 2012, The Company entered into a contract for services with Caro Consulting in July 2012. Based on the agreement, CARO Consulting was issued 500,000 shares of restricted common stock. Consultant paid $200.00 for shares. Another 500,000 shares (second Tranche) of stock was to be delivered to consultant as part of contract in September 2012, however it was mutually agreed that the contract would be put on hold and then revisited about moving forward with consulting services until  the time that MCGI SEC filings are current.

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

(5) 250,000 total shares issued in August 2012 when the Company entered into a contract for services with Wennerholm in April, 2012. Based on the agreement, if satisfactory work was delivered through August 1, 2012 as defined by Company, Wennerholm would be eligible to receive a bonus payment of 250,000 shares of Company's restricted common stock. As result of satisfactory performance from April through August, Wennerholm was issued 250,000 shares of Company's restricted common stock valued at $0.10 per share.

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

(6) 1,777,778 shares issued in September 2012. On October 28th, 2011, Optimus MCGI Holdings, LLC made the company a short-term (6-month) $40,000 loan at an annual Interest rate of 20%. In consideration for lending the Company $40,000, the Company granted Optimus Holdings MCGI, LLC an option to buy 1,777,778 share of the Company's restricted common stock at $0.045 per share. At the end of the first Term Interest was paid and the note was extended an additional 3 months. As an incentive to extend the note the option was canceled and shares totaling 1,777,778 was granted to Optimus. At the end of the 3 month extension Optimus was issued 1,777,778 restricted shares and it was agreed that interest would accrue until such time the Company had the ability to make timely interest and principle payments in order to extinguish the obligation.

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

(7) 478,250 shares issued on October 2, 2012 in consideration for lending the Company $95,650 to be funded over 12 months at $7,500 per month after initial payment of $5,650. The note was dated September, 2012, and it was agreed the Holder would receive a total of 957,000 of restricted common stock as an incentive to make the loan. 478,500 shares were issued as agreed after the first payment was received with the additional 478,500 shares to be issued in September 2013 after funding the entire note. The note bears interest at 12%, with the Company paying the Holder interest only on the first day (1st) day of each month thereafter through and including January 31, 2014, the Maturity Date, which final payment shall include all principal and accrued interest. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(8) 450,000 shares issued on October 2, 2012 in consideration for lending the Company $45,000, in a note dated October, 2012. The note bears interest at 12%, with the Company paying the Holder interest only on the first day (1st) day of each month thereafter through and including November 1, 2011, the Maturity Date, which final payment shall include all principal and accrued interest. The value of these shares was determined on the day of agreement and booked in the financial statements as Deferred Fees and amortized over the life of the loan.

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

(9) 600,000 Shares Restricted common stock issued as compensation for engagement term for one year of Consultant's (Inspire Value) services valued at $5,000 per month or $60,000 total. The stock was issued with an agreed upon value of $0.10 per share. The value of these shares were determined on the day of agreement and booked in the financial statements as Deferred Fees and amortized over the life of the loan.

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

(10) 200,000 total shares issued on July 19, 2013 in consideration for lending the Company $30,000, note dated July 19, 2013, 12% annual interest rate, due October 31, 2013, Jamie Bernard was issued a total of 200,000 shares of restricted common stock. Additionally, the note is convertible at $0.10 per share. The value of these shares were determined on the day of agreement and booked in the financial statements as Deferred Fees and amortized over the life of the loan.

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

(11) 166,667 shares were issued on July 31, 2013 in consideration for lending the Company $25,000, note dated July 31, 2013, 12% annual interest rate, due October 31, 2013. Additionally, the note is convertible at $0.10 per share. The value of these shares was determined on the day of agreement and booked in the financial statements as Deferred Fees and amortized over the life of the loan.

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

(12) 133,334 shares were issued on July 31, 2013 in consideration for lending the Company $20,000, note dated July 31, 2013, 12% annual interest rate, due October 31, 2013. Additionally, the note is convertible at $0.10 per share. The value of these shares was determined on the day of agreement and booked in the financial statements as Deferred Fees and amortized over the life of the loan.

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

(13) 133,334 total shares issued on July 31, 2013, In consideration for lending the Company $20,000, note dated July 31, 2013, 12% annual interest rate, due October 31, 2013 - the note was converted on August 5, 2013. Additionally, the note is convertible at $0.10 per share. The value of these shares was determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(14) 1,100,000 shares issued on July 31, 2013 in consideration for extending his original  note a second time with his original note  dated  November 4, 2010 and due November 4, 2011 and then renewed and due November 4, 2012 and additionally renewed a second time and due November 4, 2013 in the amount of $100,000 for an additional year. The value of these shares was determined on the day of agreement and booked in the financial statements as Deferred Fees and amortized over the life of the loan.

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

(15) Conversion of Note dated July 31, 2013 that had a conversion feature at $.10 per share. These shares were issued for the conversion of a $25,000 note.

Options and Warrants

(16)  Three options for 127,500 shares of restricted common stock at an exercise price of $0.10 per share and for a term of 5 years was awarded Geneva7, LLC in consideration for loaning the Company $25,000 and renewing the note two additional times. Geneva7, LLC originally loaned the Company $25,000 at 12% interest on August 29, 2011 and was awarded an option to purchase 127,500 shares of restricted common stock at an exercise price of $0.10. The term of the option is 5 years. The loan matured on April 30th 2012 and Geneva 7 agreed to renew the loan and accrue interest thru July 31, 2013 and additionally renewed the loan thru October 31, 2103 when it matured on July 31, 2013. With each additional renewal Geneva7 received an additional option to purchase 127,500 shares of restricted common stock at an exercise price of $0.10 per share and for a term of 5 years.

(17) Warrant to purchase 1,000,000 shares. The Company entered into a contract for services with Horse and Hammerhead Marketing Solutions, LLC, a management consulting firm. Based on the agreement, the consultant was issued a warrant for 1,000,000 shares of MCGI’s restricted common stock at an exercise price of $0.12 per/share with a 4-year term.

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

(18) Warrant to purchase 100,000 shares. The Company entered into a contract for services with EBCO, LLC. Based on the agreement, in consideration for extending their $16,000 loan, they were issued a warrant for 100,000 shares of MCGI’s restricted common stock at an exercise price of $0.10 per/share, expiring March 29, 2016.

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

Date: September 23, 2013

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

