Form 10-Q
period 2012-07-31
MEDCAREERS GROUP, Inc.
filed 2013-09-23
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

Yes [  ] No [X].

As of September 5, 2013, there were 52,708,863 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL STATEMENTS

ITEM 1.	Financial Statements	3
	Notes to Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk
		17
ITEM 4.	Controls and Procedures

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	18

ITEM 1A.	Risk Factors	18

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds	18

ITEM 3.	Default Upon Senior Securities	23

ITEM 4.	Mine Safety Disclosures	24

ITEM 5.	Other Information	24

ITEM 6.	Exhibits	24

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Balance Sheets

July 31, 2012 and January 31, 2012

(Unaudited)

	As of July 31, 2012	As of January 31, 2012
Assets
Current Assets
Cash and Cash Equivalents	$3,160	$912

Property, Plant & Equipment
Equipment	1,799	1,799
Less: Accumulated Amortization	(1,799)	(1,799)
Total Fixed Assets	0	0

Other Assets
Deferred Fees (net)	83,139	113,833
Deposits	0	0

Total Assets	$86,299	$114,745

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$6,718	$6,718
Accrued Expenses	22,752	22,471
Due to Related Parties	128,308	74,394
Accrued Interest Payable	69,057	36,045
Current Portion of Long Term Debt	500,000	495,000
Total Current Liabilities	726,835	634,628

Long Term Liabilities
Notes Payable	537,500	520,000
Less: Current Portion	(500,000)	(495,000)
Total Long Term Liabilities	37,500	25,000

Total Liabilities	764,335	659,628

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares, none outstanding
Common Stock, $0.001 par value, 350,000,000 shares,
46,760,000 and 43,315,000 shares issued and outstanding	46,760	43,315

Additional Paid In Capital	3,332,054	2,819,470
Accumulated (Deficit)	(4,056,850)	(3,407,669)
Total Stockholders’ Equity (Deficit)	(678,036)	(544,883)

Total Liabilities and Stockholders’ Equity (Deficit)	$86,299	$114,745

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Statement of Operations

For the Three and Six Months Ended July 31, 2012 and 2011, and

Cumulative Since Re-Entering the Development Stage January 1, 2009

(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative Since Re-entering the Development Stage, January 1, 2009
	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011

Revenue	$3,905	$5,478	$5,950	$16,888	$26,961
Cost of Sales	10,734	10,394	15,698	25,824	86,998
Gross Profit (Loss)	(6,829)	(4,916)	(9,748)	(8,936)	(60,037)

Operating Expenses:
Depreciation and Amortization	186,991	50,378	219,991	100,906	436,185
Selling and Marketing	11,643	2,136	13,417	18,851	57,312
General and Administrative	306,118	13,135	373,200	57,589	2,301,700
Total Operating Expenses	504,752	65,649	606,608	177,346	2,795,197

Net Operating Loss	(511,581)	(70,565)	(616,356)	(186,282)	(2,855,234)

Other Income (Expense)
Loss on Sale of Assets	0	0	0	0	(4,087)
Loss on Recapitalization	0	0	0	0	(223,454)
Interest Expense	(16,677)	(12,171)	(32,826)	(25,347)	(301,174)
Total Other Income (Expense)	(16,677)	(12,171)	(32,826)	(25,347)	(528,715)

Net Loss	$(528,258)	$(82,736)	$(649,182)	$(211,629)	$(3,383,949)

Basic and Diluted Earnings (Loss) per share	$0.01	$0.00	$0.01	$0.01

Weighted Average Shares Outstanding:
Basic and Diluted	44,388,220	40,840,000	43,877,769	40,838,453

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended July 31, 2012 and

For the Year Ended January 31, 2012

(Unaudited)

				Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Totals

Balance, January 31, 2011	40,700,000	$40,700	$2,668,718	$(2,908,905)	$(199,487)

Issuance of Common Stock for Services	25,000	25	2,475		2,500
Issuance of Common Stock for Deferred Fees	2,590,000	2,590	140,610		143,200

Stock Option Expense			7,667		7,667

Net (Loss)				(498,763)	(498,763)

Balance, January 31, 2012	43,315,000	$43,315	$2,819,470	$(3,407,668)	$(544,883)

Issuance of Common Stock for Cash	1,032,500	1,033	102,218		103,250
Issuance of Common Stock for Services	500,000	500	49,500		50,000
Issuance of Common Stock for Deferred Fees	1,912,278	1,912	187,385		189,297

Stock Option Expense			173,482		173,482

Net (Loss)				(649,182)	(649,182)

Stockholders' Equity (Deficit) at July 31, 2012	46,759,778	$46,760	$3,332,054	$(4,056,850)	$(678,036)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Six Months Ended July 31, 2012 and 2011, and

Cumulative Since Re-Entering the Development Stage January 1, 2009

(Unaudited)

	Six Months Ended July 31, 2012	Six Months Ended July 31, 2012	Cumulative Since Re-Entering the Development Stage, January 1, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(649,182)	$(211,629)	$(3,383,949)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and Amortization of Property and Equipment	0	14,806	25,826
Amortization of Deferred Fees	219,991	86,100	410,358
Common Stock Issued for Services	50,000	0	140,000
Stock Option Expense	173,482	0	1,681,132
Change in Assets and Liabilities:
(Increase) Decrease in Other Current Assets	0	0	60,194
(Increase) Decrease in Other Assets	0	0	0
Increase (Decrease) in Accounts Payable	0	2,289	14,938
Increase (Decrease) in Accrued Expenses	33,293	23,489	82,971
Increase (Decrease) in Due to Related Party	53,914	16,994	128,308
Increase (Decrease) in Other Liabilities	0	0	0
CASH FLOWS USED BY OPERATING ACTIVITIES	(118,502)	(67,951)	(840,222)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Disposal of Fixed Assets	0	0	191,026
Purchase of Fixed Assets	0	0	(215,543)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	0	0	(24,427)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	17,500	74,000	512,500
Payments on Notes Payable	0	(7,173)	(35,731)
Proceeds from Sale of Common Stock	103,250	0	103,250
Debt Assumed on Acquisition	0	0	246,670
Debt Assumed by Buyer on Asset Sale	0	0	(185,939)
Interest Added to Notes Payable	0	0	209,429
Common Stock Issued on Recapitalization	0	0	16,000
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	120,750	66,827	866,179
NET DECREASE IN CASH	2,248	(1,124)	1,530
Cash, beginning of period	912	1,124	1,630
Cash, end of period	$3,160	$0	$3,160
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$5,167	$21,693
Taxes paid	$0	$0	$0
Issuance of Common Stock for Services	$50,000	$0	$140,000
Issuance of Common Stock for Debt	$0	$0	$884,741
Issuance of Common Stock for Fees	$189,297	$11,200	$493,497

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2012 and January 31, 2012

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

Advertising Costs:

The Company incurred no advertising costs for the periods ended July 31, 2012 and 2011.

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

Fair Value of Financial Instruments – Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of July 31, 2012 and January 31, 2012.  The Company’s financial instruments consist of cash, accounts payable, advances and notes payable.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

Net Loss Per Share – Basic earnings (loss) per share equals net income (loss) divided by weighted average shares outstanding during the year.  Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  As of July 31, 2012 and January 31, 2012, MedCareers did not have any outstanding contingently issuable shares.

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

As the Company incurred a net loss during the three six months ended July 31, 2012, the basic and diluted loss per common share is the same amount.   As of July 31, 2012, the Company had 6,693,000 stock options outstanding and zero options that could potentially have a dilutive effect on basic earnings per share in the future. As the Company incurred a net loss during the period ended July 31, 2012, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flows.

NOTE 2 – DEFERRED FEES

Deferred fees represent stock issued as fees to make or extend notes payable. Stock issued was valued at the date of issue and amortized over the term of the loan. Deferred fees at July 31, 2012 and January 31, 2012 were as follows:

	July 31, 2012	January 31, 2012
Deferred Fees – Net	$83,139	$113,833

NOTE 3 - DUE TO RELATED PARTIES

As of January 31, 2010, MedCareers Group, Inc. was advanced funds from its current Chief Executive Officer for operations. On November 5, 2010, the date of the merger between the Company and Nurses Lounge, Inc., all balances were cancelled or assumed by the current Chief Executive Officer. The balance of these advanced funds was $115,794 and $74,394 on July 31, 2012 and January 31, 2012 respectively. These advances are due on demand and accrue interest.

NOTE 4 - NOTES PAYABLE

The components of the Company’s debt as of July 31, 2012 and January 31, 2012 were as follows:

	2012	2012
Note Payable - $100,000, 12% interest payable monthly or accrued, due Nov 4, 2011	$100,000	$100,000
Note Payable - $50,000, 12% interest payable monthly or accrued, due Nov 14, 2011	0	0
Note Payable - $190,000, 12% interest payable monthly or accrued, due October 29, 2012	252,500	240,000
Note Payable - $25,000, 12% interest payable monthly or accrued, due March 11, 2014	25,000	25,000
Note Payable - $25,000, 12% interest added to note quarterly, due April 30, 2012	25,000	25,000
Note Payable - $16,000, 12% interest added to note quarterly, due January 31, 2014	16,000	16,000
Note Payable - $70,000, 12% interest added to note quarterly, due February 4, 2013	70,000	70,000
Note Payable - $40,000, 12% interest added to note quarterly, due July 28, 2012	40,000	40,000
Note Payable - $4,000, 12% interest added to note quarterly, due April 30, 2012	4,000	4,000
Note Payable - $5,000, 12% interest added to note quarterly, due April 30, 2012	5,000	0
Subtotal	537,500	520,000
Less – currently payable	(500,000)	(495,000)
Long-term debt	$37,500	$25,000

The Company had accrued $69,057 and $36,046 of interest on the notes at July 31, 2012 and January 31, 2012 respectively.

NOTE 5 - STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of Preferred Stock, having a par value of $0.001 per share.  There are no preferred shares outstanding at July 31, 2012 and January 31, 2012.

Common Stock:

The Company is authorized to issue 350,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  At July 31, 2012 there were 46,760,000 shares outstanding and 43,315,000 shares outstanding at January 31, 2012.  No dividends were paid in the periods ended July 31, 2012 or year ended January 31, 2012.

Options and Warrants:

The Company had the following options or warrants outstanding at July 31, 2012:

Issued To	# Options	Dated	Expire	Strike Price
President and CEO	4,000,000	11/18/2010	11/18/2015	$0.25 per share
Vice President	2,000,000	11/18/2010	11/18/2015	$0.25 per share
Shareholder	127,500	08/28/2011	08/28/2016	$0.10 per share
Shareholder	50,000	04/04/2012	04/04/2013	$0.20 per share

Shareholder	8,000	04/27/2012	04/27/2013	$0.20 per share
Shareholder	127,500	04/29/2012	04/29/2017	$0.10 per share
Shareholder	200,000	05/17/2012	05/17/2013	$0.20 per share
Shareholder	50,000	05/22/2012	05/22/2013	$0.20 per share
Shareholder	80,000	05/21/2012	05/21/2013	$0.20 per share
Shareholder	25,000	07/12/2012	07/12/2013	$0.20 per share
Shareholder	25,000	07/10/2012	07/10/2013	$0.20 per share

NOTE 6 – EMPLOYEE BENEFIT PLANS

At July 31, 2012, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 7 – INCOME TAXES

MedCareers Group, Inc. has incurred losses since inception.  Therefore, MedCareers has no federal tax liability.  Additionally there are limitations imposed by certain transactions which are deemed to be ownership changes.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward is about $4,056,850 at July 31, 2012 of which $3,112,116 is available for carryforward for federal income tax purposes and will expire in fiscal year 2026 to 2027.  Prior to November 5, 2010, there was no income tax carryforward due to the loss being incurred while the Company was taxed as a partnership and the income taxed pro rata to its partners. At July 31, 2012 and January 31, 2012, the deferred tax asset consisted of the following:

	July 31, 2012	January 31, 2012
Deferred tax asset:
Net operating loss	$1,058,153	$837,432
Less valuation allowance	(1,058,153)	(837,432)
Net deferred tax asset	$0	$0

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company may from time to time be involved with various litigation and claims that arise in the normal course of business.  As of July 31, 2012, no such matters were outstanding.

NOTE 9 - GOING CONCERN

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through July 31, 2012 of $4,056,850 and has a working capital deficit at July 31, 2012 of $723,675.

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

***

Results for the three and six months ended July 31, 2012

Revenue. Revenue for the three months ended July 31, 2012 and 2011 was $3,905 and $5,478, respectively. The increase is due to revenue from the Company’s operating websites. Revenue for the six months ended July 31, 2012 and 2011 was $5,950 and $16,888, respectively.

Cost of Revenues. Cost of revenues were $10,734 and $10,394 for the three months ended July 31, 2012 and 2011, respectively. Cost of revenues were $15,698 and $25,824 for the six months ended July 31, 2012 and 2011, respectively. The increase in costs was due to the operation of the Company’s websites which started generating revenue.

Operating Expenses. Operating expenses for the three months ended July 31, 2012 and 2011 were $504,752 and $65,649 respectively. The above expenses include depreciation and amortization amounts of $186,991 and $50,378 for the three months ended July 31, 2012 and 2011, respectively and general and administrative expenses of $306,118 and $13,135, respectively. Operating expenses for the six months ended July 31, 2012 and 2011 were $606,608 and $177,346, respectively. The above expenses include depreciation and amortization amounts of $219,991 and $100,906 for the six months ended July 31, 2012 and 2011, respectively and general and administrative expenses of $373,200 and $57,589, respectively.

Other Income (Expense). Other income represents interest paid on loans which was $16,677 and $12,171 for the three months ended July 31, 2012 and 2011, respectively, and $32,826 and $25,347 for the six months ended July 31, 2012 and 2011, respectively.

Net Loss. We had a net loss of $528,258 and $82,736 for the three months ended July 31, 2012 and 2011, respectively and a net loss of $649,182 and $211,629 for the six months ended July 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

As of April 30, 2012, the Company had total current assets of $3,160, and total long-term assets of $83,139 consisting of deferred fees of $83,139 relating to consideration paid for making or extending loans. We had total liabilities of $764,335, including total current liabilities of $726,835, including accounts payable of $6,718, accrued expenses of $22,752, amounts due to related party of $138,308, which amounts were due to Tim Armes and Garrett Armes (the Company’s sole officer and director and the Vice President of Nurses Lounge, respectively) and are due on demand, accrued interest payable of $69,057 and $500,000 of current portion of long-term debt in connection with working capital loans, and long term liabilities consisting of $37,500 of notes payable.

As of July 31, 2012, the Company had negative working capital of $408,971, comprised of current assets of $2,146 and current liabilities of $411,117.

Net cash used in operations for the six months ended July 31, 2012 was $118,502 compared to $67,951 for the six months ended July 31, 2011.

Cash provided by financing activities for the six months ended July 31, 2012 was $120,750 compared to $66,827 for the same period in 2011.

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

The repayment of the Loan was secured by a security interest over WorkAbroad.com. Since the closing of the Nurses Lounge acquisition, Timothy Armes, the controlling shareholder of the Company, decided to terminate pursuit of the previously disclosed acquisition opportunities so that the Company could focus on developing Nurses Lounge and businesses that are complementary to Nurses Lounge.

In connection therewith on July 8, 2011, the Company entered into an Asset Purchase Agreement with Fiakow Properties, LLC (“Fiakow”) pursuant to which Fiakow purchased the Company’s entire right and interest in workabroad.com and the August 10, 2010 Asset Purchase Agreement for an aggregate of $1,000, provided that the Seller did not formally release the Company from liability in connection with the August 10, 2010 Asset Purchase Agreement and the Loan, which Loan has been repaid in full as of the date of this filing.

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

ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures are once again effective.  Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended July 31, 2012 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

Recent Sales of Unregistered Securities

The following table describes sales of unregistered securities since the end of our last fiscal year:

	Consideration		Date	# Shares
Balance, Number of shares outstanding, January 31, 2012				43,315,000

Sale of common shares for cash	$0.10 per share	(1)	Various	1,220,000
Sale of common shares for cash	$0.10 per share	(2)	Various	2,000,000
Shares issued for deferred fees	Incentive for new loan	(3)	February 28, 2012	134,500
Shares issued for consulting services	Services @ $0.10/share	(4)	July 2012	500,000
Shares issued for consulting services	Services @ $0.10/share	(5)	August 2012	250,000
Shares issued for deferred fees	Incentive for new loan	(6)	September 30, 2012	1,777,778
Shares issued for deferred fees	Incentive for new loan	(7)	October 2, 2012	478,250
Shares issued for deferred fees	Incentive for new loan	(8)	October 2, 2012	450,000

Balance, Number of shares outstanding, January 31, 2013				50,125,528
Shares issued for consulting services	Services @ $0.10/share	(9)	February 2012	600,000
Shares issued for deferred fees	Incentive for new loan	(10)	July 19, 2013	200,000
Shares issued for deferred fees	Incentive for new loan	(11)	July 31, 2013	166,667
Shares issued for deferred fees	Incentive for new loan	(12)	July 31, 2013	133,334
Shares issued for deferred fees	Incentive for new loan	(13)	July 31, 2013	133,334
Shares issued for deferred fees	Note extension	(14)	July 31, 2013	1,100,000
Shares issued for note conversion	Convert $25,000 note	(15)	Aug 5, 2013	250,000
Balance, Number of shares outstanding, September 5, 2013				52,708,863

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

(6) 1,777,778 shares issued in September, 2012. On October 28th, 2011, Optimus MCGI Holdings, LLC made the company a short-term (6-month) $40,000 loan at an annual Interest rate of 20%. In consideration for lending the Company $40,000, the Company granted Optimus Holdings MCGI, LLC an option to buy 1,777,778 share of the Company's restricted common stock at $0.045 per share. At the end of the first Term Interest was paid and the note was extended an additional 3 months. As an incentive to extend the note the option was canceled and shares totaling 1,777,778 was granted to Optimus. At the end of the 3 month extension Optimus was issued 1,777,778 restricted shares and it was agreed that interest would accrue until such time the Company had the ability to make timely interest and principle payments in order to extinguish the obligation.

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

(13) 133,334 total shares issued July 31, 2013, in consideration for lending the Company $20,000, note dated July 31, 2013, 12% annual interest rate, due October 31, 2013 - the note was converted on August 5, 2013. Additionally, the note is convertible at $0.10 per share. The value of these shares was determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

