Form 10-Q
period 2012-10-31
MEDCAREERS GROUP, Inc.
filed 2013-09-23
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

1

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Balance Sheets

October 31, 2012 and January 31, 2012

(Unaudited)

	As of October 31, 2012	As of January 31, 2012
Assets
Current Assets
Cash and Cash Equivalents	$5,215	$912

Property, Plant & Equipment
Equipment	1,799	1,799
Less: Accumulated Amortization	(1,799)	(1,799)
Total Fixed Assets	0	0

Other Assets
Deferred Fees (net)	148,987	113,833
Deposits	0	0

Total Assets	$154,602	$114,745

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$6,718	$6,718
Accrued Expenses	22,633	22,471
Due to Related Parties	158,058	74,394
Accrued Interest Payable	86,915	36,045
Current Portion of Long Term Debt	540,650	495,000
Total Current Liabilities	814,974	634,628

Long Term Liabilities
Notes Payable	565,650	520,000
Less: Current Portion	(540,650)	(495,000)
Total Long Term Liabilities	25,000	25,000

Total Liabilities	839,974	659,628

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares, none outstanding
Common Stock, $0.001 par value, 350,000,000 shares,
48,125,028 and 43,315,000 shares issued and outstanding	48,126	43,315

Additional Paid In Capital	3,500,013	2,819,470
Accumulated (Deficit)	(4,233,511)	(3,407,668)
Total Stockholders’ Equity (Deficit)	(685,372)	(544,883)

Total Liabilities and Stockholders’ Equity	$154,602	$114,745

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Statement of Operations

For the Three and Nine Months Ended October 31, 2012 and 2011, and

Cumulative Since Re-Entering the Development Stage January 1, 2009

(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative Since Re-entering the Development Stage, January 1, 2009
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011

Revenue	$8,040	$3,265	$13,990	$20,153	$35,001
Cost of Sales	7,430	12,623	23,128	38,447	94,428
Gross Profit (Loss)	610	(9,358)	(9,138)	(18,294)	(59,427)

Operating Expenses:
Depreciation and Amortization	54,825	45,493	274,816	146,399	491,010
Selling and Marketing	7,712	5,897	21,129	24,748	65,024
General and Administrative	96,974	23,812	470,174	81,401	2,398,674
Total Operating Expenses	159,511	75,202	766,119	252,548	2,954,908

Net Operating Loss	(158,901)	(84,560)	(775,257)	(270,842)	(3,014,135)

Other Income (Expense)
Loss on Sale of Assets	0	(4,087)	0	(4,087)	(4,087)
Loss on Recapitalization	0	0	0	0	(223,454)
Interest Expense	(17,760)	(12,124)	(50,586)	(37,471)	(318,934)
Total Other Income (Expense)	(17,760)	(16,211)	(50,586)	(41,558)	(546,4755)

Net Loss	$(176,661)	$(100,771)	$(825,843)	$(312,400)	$(3,560,610)

Basic and Diluted Earnings (Loss) per share	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	47,256,131	40,840,000	45,016,265	40,838,974

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended October 31, 2012 and

For the Year Ended January 31, 2012

(Unaudited)

	Common Stock		Paid-In	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Totals

Balance, January 31, 2011	40,700,000	$40,700	$2,668,718	$(2,908,905)	$(199,487)

Issuance of Common Stock for Services	25,000	25	2,475		2,500
Issuance of Common Stock for Deferred Fees	2,590,000	2,590	140,610		143,200

Stock Option Expense			7,667		7,667

Net (Loss)				(498,763)	(498,763)

Balance, January 31, 2012	43,315,000	$43,315	$2,819,470	$(3,407,668)	$(544,883)

Issuance of Common Stock for Cash	1,220,000	1,220	120,780		122,000
Issuance of Common Stock for Services	750,000	750	74,250		50,000
Issuance of Common Stock for Deferred Fees	2,840,528	2,841	307,129		309,970

Stock Option Expense			178,384		178,384

Net (Loss)				(825,843)	(825,843)

Balance, October 31, 2012	48,125,548	$48,126	$3,500,013	$(4,233,511)	$(685,372)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Nine Months Ended October 31, 2012 and 2011, and

Cumulative Since Re-Entering the Development Stage January 1, 2009

(Unaudited)

	Nine Months Ended October 31, 2012	Nine Months Ended October 31, 2011	Cumulative Since Re-Entering the Development Stage, January 1, 2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(825,843)	$(312,400)	$(3,560,610)

Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and Amortization of Property and Equipment	0	17,2496	25,826
Amortization of Deferred Fees	274,816	129,150	465,183
Common Stock Issued for Services	75,000	0	165,000
Stock Option Expense	178,384	0	1,686,034
Change in Assets and Liabilities:
(Increase) Decrease in Other Current Assets	(400)	0	59,794
(Increase) Decrease in Other Assets	0	(1,280)	0
Increase (Decrease) in Accounts Payable	0	0	14,938
Increase (Decrease) in Accrued Expenses	51,032	35,778	100,710
Increase (Decrease) in Due to Related Party	83,664	9,494	158,058
Increase (Decrease) in Other Liabilities	0	0	0
CASH FLOWS USED BY OPERATING ACTIVITIES	(163,347)	(122,009)	(885,067)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Disposal of Fixed Assets	0	191,026	191,026
Purchase of Fixed Assets	0	0	(215,543)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	0	191,026	(24,427)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	46,650	155,000	540.650
Payments on Notes Payable	0	(7,173)	(35,731)
Proceeds from Sale of Common Stock	122,000	0	122,000
Debt Assumed on Acquisition	0	0	246,670
Debt Assumed by Buyer on Asset Sale	0	(185,939)	(185,939)
Interest Added to Notes Payable	0	0	209,429
Common Stock Issued on Recapitalization	0	0	16,000
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	167,650	(38,112)	913,079

NET DECREASE IN CASH	4,302	30,905	3,584
Cash, beginning of period	912	1,124	1,630
Cash, end of period	$5,215	$32,029	$5,215

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$6,943	$21,693
Taxes paid	$0	$0	$0
Issuance of Common Stock for Services	$75,000	$0	$165,000
Issuance of Common Stock for Debt	$0	$0	$884,741
Issuance of Common Stock for Fees	$309,970	$11,200	$614,170

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Notes to Financial Statements

October 31, 2012 and January 31, 2012

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

Advertising Costs:

The Company incurred no advertising costs for the periods ended October 31, 2012 and 2011.

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

Fair Value of Financial Instruments – Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of October 31, 2012 and January 31, 2012.  The Company’s financial instruments consist of cash, accounts payable, advances and notes payable.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

Net Loss Per Share – Basic earnings (loss) per share equals net income (loss) divided by weighted average shares outstanding during the year.  Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  As of October 31, 2012 and January 31, 2012, MedCareers did not have any outstanding contingently issuable shares.

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

As the Company incurred a net loss during the period ended October 31, 2012, the basic and diluted loss per common share is the same amount.   As of October 31, 2012, the Company had 7,743,000 stock options outstanding of which zero options could potentially have a dilutive effect on basic earnings per share in the future. As the Company incurred a net loss during the period ended October 31, 2012, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.  See Note 12 for a discussion of new accounting pronouncements.

NOTE 2 – DEFERRED FEES

Deferred fees represent stock issued as fees to make or extend notes payable. Stock issued was valued at the date of issue and amortized over the term of the loan. Deferred fees at October 31, 2012 and January 31, 2012 were as follows:

	October 31, 2012	January 31, 2012
Deferred Fees – Net	$148,987	$113,833

NOTE 3 - DUE TO RELATED PARTIES

As of January 31, 2010, MedCareers Group, Inc. was advanced funds from its current Chief Executive Officer for operations. On November 5, 2010, the date of the merger between the Company and Nurses Lounge, Inc., all balances were cancelled or assumed by the current Chief Executive Officer. The balance of these advanced funds was $128,308 and $74,394 on October 31, 2012 and January 31, 2012 respectively. These advances are due on demand and accrue interest.

NOTE 4 - NOTES PAYABLE

The components of the Company’s debt as of October 31, 2012 and January 31, 2012 were as follows:

	2012	2012
Note Payable - $100,000, 12% interest payable monthly or accrued, due Nov 4, 2011	$100,000	$100,000
Note Payable - $50,000, 12% interest payable monthly or accrued, due Nov 14, 2011	0	0
Note Payable - $190,000, 12% interest payable monthly or accrued, due October 29, 2012	265,650	240,000
Note Payable - $25,000, 12% interest payable monthly or accrued, due March 11, 2014	25,000	25,000
Note Payable - $25,000, 12% interest added to note quarterly, due April 30, 2012	25,000	25,000
Note Payable - $16,000, 12% interest added to note quarterly, due January 31, 2014	16,000	16,000
Note Payable - $70,000, 12% interest added to note quarterly, due February 4, 2013	70,000	70,000
Note Payable - $40,000, 12% interest added to note quarterly, due July 28, 2012	40,000	40,000
Note Payable - $4,000, 12% interest added to note quarterly, due April 30, 2012	4,000	4,000
Note Payable - $5,000, 12% interest added to note quarterly, due April 30, 2012	5,000	0
Note Payable - $15,000, 12% interest added to note quarterly, due April 30, 2012	15,000	0
Subtotal	565,650	520,000
Less – currently payable	(540,650)	(495,000)
Long-term debt	$25,000	$25,000

The Company had accrued $86,915 and $36,046 of accrued interest on the notes at October 31, 2012 and January 31, 2012 respectively.

NOTE 5 - STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of Preferred Stock, having a par value of $0.001 per share.  There are no preferred shares outstanding at October 31, 2012 and January 31, 2012.

Common Stock:

The Company is authorized to issue 350,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  At October 31, 2012 there were 48,125,528 shares outstanding and 43,315,000 shares outstanding at January 31, 2012.  No dividends were paid in the periods ended October 31, 2012 or year ended January 31, 2012.

Options and Warrants:

The Company had the following options or warrants outstanding at October 31, 2012:

Issued To	# Options	Dated	Expire	Strike Price
President and CEO	4,000,000	11/18/2010	11/18/2015	$0.25 per share
Vice President	2,000,000	11/18/2010	11/18/2015	$0.25 per share
Shareholder	127,500	08/28/2011	08/28/2016	$0.10 per share
Shareholder	50,000	04/04/2012	04/04/2013	$0.20 per share
Shareholder	8,000	04/27/2012	04/27/2013	$0.20 per share
Shareholder	127,500	04/29/2012	04/29/2017	$0.10 per share
Shareholder	200,000	05/17/2012	05/17/2013	$0.20 per share
Shareholder	50,000	05/22/2012	05/22/2013	$0.20 per share
Shareholder	80,000	05/21/2012	05/21/2013	$0.20 per share
Shareholder	25,000	07/12/2012	07/12/2013	$0.20 per share
Shareholder	25,000	07/10/2012	07/10/2013	$0.20 per share
Shareholder	50,000	08/09/2012	08/09/2013	$0.20 per share
Shareholder	1,000,000	08/31/2012	08/31/2016	$0.12 per share

NOTE 6 – EMPLOYEE BENEFIT PLANS

At October 31, 2012, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 7 – INCOME TAXES

MedCareers Group, Inc. has incurred losses since inception.  Therefore, MedCareers has no federal tax liability.  Additionally there are limitations imposed by certain transactions which are deemed to be ownership changes.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward is about $4,233,511 at October 31, 2012 of which $3,288,877 is available for carryforward for federal income tax purposes and will expire in fiscal year 2026 to 2027.  At October 31, 2012 and January 31, 2012, the deferred tax asset consisted of the following:

	October 31, 2012	January 31, 2012
Deferred tax asset:
Net operating loss	$1,118,218	$837,432
Less valuation allowance	(1,118,218)	(837,432)
Net deferred tax asset	$0	$0

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company may from time to time be involved with various litigation and claims that arise in the normal course of business.  As of October 31, 2012, no such matters were outstanding.

NOTE 9 - GOING CONCERN

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through October 31, 2012 of $4,233,511 and has a working capital deficit at October 31, 2012 of $809,359.

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

***

Results for the three and nine months ended October 31, 2012

Revenue. Revenue for the three months ended October 31, 2012 and 2011 was $8,040 and $3,265, respectively. The increase is due to revenue from the Company’s operating websites. Revenue for the nine months ended October 31, 2012 and 2011 was $13,990 and $20,153, respectively.

Cost of Revenues. Cost of revenues were $7,430 and $12,623 for the three months ended October 31, 2012 and 2011 respectively. Cost of revenues were $23,128 and $38,447 for the nine months ended October 31, 2012 and 2011 respectively. The increase in costs was due to the operation of the Company’s websites which started generating revenue.

Operating Expenses. Operating expenses for the three months ended October 31, 2012 and 2011 were $159,511 and $75,202, respectively. The above expenses include depreciation and amortization amounts of $54,825 and $45,493 for the three months ended October 31, 2012 and 2011, respectively and general and administrative expenses of $96,974 and $23,812, respectively. Operating expenses for the nine months ended October 31, 2012 and 2011 were $766,119 and $252,548, respectively. The above expenses include depreciation and amortization amounts of $274,816 and $146,399 for the nine months ended October 31, 2012 and 2011, respectively and general and administrative expenses of $470,174 and $81,401, respectively.

Other Income (Expense). Other income mainly represents interest paid on loans which was $17,760 and $16,211 for the three months ended October 31, 2012 and 2011, respectively, and $50,586 and $41,558 for the nine months ended October 31, 2012 and 2011, respectively.

Net Loss. We had a net loss of $176,661 for the three months ended October 31, 2012 and a net loss of $100,771 for the three months ended October 31, 2011. We had a net loss of $825,843 and $312,400 for the nine months ended October 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

As of October 31, 2012, the Company had total current assets of $5,215, and total long-term assets of $148,987 consisting of deferred fees of $148,987 relating to consideration paid for making or extending loans. We had total liabilities of $839,974, including total current liabilities of $814,974, including accounts payable of $6,718, accrued expenses of $22,633, amounts due to related party of $158,058, which amounts were due to Tim Armes and Garrett Armes (the Company’s sole officer and director and the Vice President of Nurses Lounge, respectively) and are due on demand, accrued interest payable of $86,915 and $540,650 of current portion of long-term debt in connection with working capital loans, and long term liabilities consisting of $25,000 of notes payable.

As of October 31, 2012, the Company had negative working capital of $809,359, comprised of current assets of $5,615 and current liabilities of $814,974.

Net cash used in operations for the nine months ended October 31, 2012 was $163,347 compared to $122,009 for the nine months ended October 31, 2011.

Cash provided by financing activities for the nine months ended October 31, 2012 was $167,650 compared to $38,112 of net cash used by financing activities for the same period in 2011.

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

ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures are once again effective.  Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended October 31, 2012 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

