Form 10-K
period 2013-01-31
MEDCAREERS GROUP, Inc.
filed 2013-09-23
CIK 1438901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

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

Number of common shares outstanding at September 10, 2013: 52,708,863

2

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

We Require Additional Capital In Order To Take The Necessary Steps To Grow Our Business.

Currently, the Company does not have available funds to develop the marketing and advertising materials or fund other operating and general and administrative expenses necessary to grow its business.  The Company has decided to abandon the previously announced acquisition targets described above and focus on the Nurses Lounge business which does not require significant capital.  The Company believes that moving forward it will be able to enlist commission based sales persons to generate sales and revenue without incurring significant overhead.  The Company has used some available funds to hire independent contractors to pursue sales.  If we cannot secure additional financing, our growth and operations could be impaired by limitations on our access to capital. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it could have a material adverse impact upon our ability to conduct our business operations and pursue our expansion of Nurses Lounge.  As of the date of this report, we have only limited operations,and did not generate any significant revenues during the years ended January 31, 2013 or 2012.   In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan, which could cause any securities in the Company to be worthless.

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

We Have Historically Generated Limited Revenues And Have Generated Only Nominal Revenues For A Period Of Over Two Years.

We generated nominal revenues for the years ended January 31, 2013 and 2012 of $20,153 and $20,448 respectively. Furthermore, we anticipate our expenses increasing in the future.  We do not currently generate significant revenues.  We can make no assurances that we will be able to generate any revenues in the future, that we will have sufficient funding to support our operations and pay our expenses.  In the event we are unable to generate revenues and/or support our operations, we will be forced to curtail and/or abandon our current business plan and any investment in the Company could become worthless.

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

Timothy Armes, The Chief Executive Officer Of The Company, Exercises Significant Voting Control Over The Company.

As a result of the Exchange and the other transactions described above, Timothy Armes, the former largest shareholder of Nurses Lounge and our Chief Executive Officer and sole director, has beneficial ownership of 18,902,795 shares (such shares includes 4 million shares issuable upon the exercise of outstanding options) or approximately 35.5% of the Company’s common stock.  Therefore, Mr. Armes currently has significant voting control in determining the outcome of all corporate transactions or other matters, including the election and removal of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Armes from any officer position or director position he may choose to hold within the Company, which will mean he will remain in constructive control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

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

Our Losses Raise Doubt As To Whether We Can Continue As A Going Concern.

We had cumulative operating losses through January 31, 2013 of $4,755,621 and had a working capital deficit at January 31, 2013 of $774,716.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or obtain profitable operations. As such, there is substantial doubt as to our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

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

None.

Item 4.

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

Calendar Quarter Ending	Low	High
January 31, 2013	0.01	0.15
October 31, 2012	0.06	0.35
July 31, 2012	0.10	0.48
April 31, 2012	0.17	0.35

January 31, 2012	0.03	0.18
October 31, 2011	0.03	0.15
July 31, 2011	0.01	0.19
April 31, 2011	0.08	0.60

No cash dividends on the Company common stock have been declared or paid since the Company's inception. The Company had approximately 69 shareholders at September 5, 2013. This does not include shareholders that hold their shares in street name or with a broker.

Recent Sales of Unregistered Securities

	Consideration		Date	# Shares
Balance, Number of shares outstanding, January 31, 2012				43,315,000

Sale of common shares for cash	$0.10 per share	(1)	Various	1,220,000
Sale of common shares for cash	$0.10 per share	(2)	Various	2,000,000
Shares issued for deferred fees	Incentive for new loan	(3)	Feb 28, 2012	134,500
Shares issued for consulting services	Services @ $0.10/share	(4)	July 2012	500,000
Shares issued for consulting services	Services @ $0.10/share	(5)	August 2012	250,000
Shares issued for deferred fees	Incentive for new loan	(6)	Sept 30, 2012	1,777,778
Shares issued for deferred fees	Incentive for new loan	(7)	Oct 2, 2012	478,250
Shares issued for deferred fees	Incentive for new loan	(8)	Oct 2, 2012	450,000

Balance, Number of shares outstanding, January 31, 2013				50,125,528
Shares issued for consulting services	Services @ $0.10/share	(9)	Feb, 2013	600,000
Shares issued for deferred fees	Incentive for new loan	(10)	July 19, 2013	200,000
Shares issued for deferred fees	Incentive for new loan	(11)	July 31, 2013	166,667
Shares issued for deferred fees	Incentive for new loan	(12)	July 31, 2013	133,334
Shares issued for deferred fees	Incentive for new loan	(13)	July 31, 2013	133,334
Shares issued for deferred fees	Note extension	(14)	July 31, 2013	1,100,000
Shares issued for note conversion	Convert $25,000 note	(15)	Aug 5, 2013	250,000
Balance, Number of shares outstanding, September 10, 2013				52,708,863

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

(3) 134,500 total shares issued on 1/30/2012, In consideration for lending the Company $12,500, note dated May 8, 2012. The note bears interest at 12%, with the Company paying the Holder interest only commencing on December 1, 2011 and continuing on the first day (1st) day of each month thereafter through and including November 1, 2011, the Maturity Date, which final payment shall include all principal and accrued interest. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(7) 478,250 shares issued on 10/2/2012 in consideration for lending the Company $95,650 to be funded over 12 months at $7,500 per month after initial payment of $5,650. The note was dated September, 2012, and it was agreed the Holder would receive a total of 957,000 of restricted common stock as an incentive to make the loan. 478,500 shares was issued as agreed after the first payment was received with the additional 478,500 shares to be issued in September 2013 after funding entire note. The note bears interest at 12%, with the Company paying the Holder interest only on the first day (1st) day of each month thereafter through and including January 31, 2014, the Maturity Date, which final payment shall include all principal and accrued interest. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(8) 450,000 shares issued on 10/2/2012 in consideration for lending the Company $45,000, in a note dated October, 2012. The note bears interest at 12%, with the Company paying the Holder interest only on the first day (1st) day of each month thereafter through and including November 1, 2011, the Maturity Date, which final payment shall include all principal and accrued interest. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(10) 200,000 total shares issued on 7/19/2013 in consideration for lending the Company $30,000, note dated July 19, 2013, 12% annual interest rate, due Oct 31, 2013, Jamie Bernard was issued a total of 200,000 shares of restricted common stock. Additionally, the note is convertible at $0.10 per share. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(11) 166,667 shares were issued on 7/31/2013 in consideration for lending the Company $25,000, note dated July 31, 2013, 12% annual interest rate, due Oct 31, 2013. Additionally, the note is convertible at $0.10 per share. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(12) 133,334 shares were issued on 7/31/2013 in consideration for lending the Company $20,000, note dated July 31, 2013, 12% annual interest rate, due Oct 31, 2013. Additionally, the note is convertible at $0.10 per share. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(13) 133,334 total shares issued on 7/31/2013, in consideration for lending the Company $20,000, note dated July 31, 2013, 12% annual interest rate, due Oct 31, 2013 - the note was converted on August 5, 2013. Additionally, the note is convertible at $0.10 per share. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(14) 1,100,000 shares issued on 7/31/2013 in consideration for extending his original note a second time with his original note dated November 4, 2010 and due November 4, 2011 and then renewed and due November 4, 2012 and additionally renewed a second time and due November 4, 2013 in the amount of $100,000 for an additional year. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(17) Warrant 1,000,0000 shares. The Company entered into a contract for services with Horse and Hammerhead Marketing Solutions, LLC , a management consulting firm. Based on the agreement, the consultant was issued a warrant for 1,000,000 shares of MCGI’s restricted common stock at an exercise price of $0.12 per/share with a 4-year term.

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

(18) Warrant 100,0000 shares. The Company entered into a contract for services with EBCO, LLC. Based on the agreement, in consideration for extending their $16,000 loan, they were issued a warrant for 100,000 shares of MCGI’s restricted common stock at an exercise price of $0.10 per/share, expiring March 29, 2016.

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

Recent Activity

From the launch of the Nurses Lounge network in 2009 through the year ending January 31, 2013 Nurses Lounge focused on working with organizations around the Dallas Fort Worth, Texas area. This process and time allowed us to better understand the communication needs and desires of these organizations and provided us the insight on how best to structure the network to meet the communication needs of our target markets across the nation.

During the fiscal year ending January 31, 2013, with 2 full time employees, Nurses Lounge concentrated on building out the network by creating 73 metro lounges representing all the major metro areas and/or states across the U.S. Additionally we created over 500 “interactive lounges” for BSN schools across the nation and positioned ourselves for a national rollout as funds became available.

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

Results of Operations For the Year Ended January 31, 2013 compared to the year ended January 31, 2012

We had revenue of $20,153 for the year ended January 31, 2013, compared to $20,448 for the year ended January 31, 2012. We had total cost of revenues of $39,414 and total gross loss of $19,261 for the year ended January 31, 2013, compared to cost of revenues of $52,578 and total gross loss of $32,130 for the year ended January 31, 2012.

We had total operating expenses of $1,258,537 for the year ended January 31, 2013, consisting of $331,556 of depreciation and amortization, $40,526 of selling and advertising expenses and $886,425 of general and administrative expenses, approximately half of which was stock option expense (non-cash). For the year ended January 31, 2012, we had total operating expenses of $410,360, consisting of depreciation and amortization of $167,366, $29,203 of selling and advertising expenses and $213,792 of general and administrative expenses.

We had total other expenses of $70,154 for the year ended January 31, 2013, compared to total other expenses of $56,273 for the year ended January 31, 2012. Other expense was totally interest for 2013 and all but $4,087 of a loss on disposal of assets was interest in 2012.

We had a net loss of $1,347,952 for the year ended January 31, 2013, compared to a net loss of $498,764 for the year ended January 31, 2012, an increase in net loss of $849,188 from the prior period, due to rising expenses for our business and non-cash expenses of $478,367 for stock option expense and $331,586 for amortization of deferred fees.

Liquidity and Capital Resources

As of January 31, 2013, the Company had total current assets of $89,680, consisting solely of cash and cash equivalents, and total other assets of $92,217, consisting of deferred fees of $92,217 relating to consideration paid for making or extending loans. We had total liabilities of $889,396, including total current liabilities of $864,396, including accounts payable of $6,918, accounts payable to related parties of $178,143, accrued expenses of $11,852, accrued interest payable of $89,333 and $578,150 of current portion of long-term debt in connection with working capital loans, and long term liabilities consisting of $25,000 of notes payable.

We had negative working capital of $774,716 as of January 31, 2013.

Net cash used in operations for the year ended January 31, 2013 was $316,382 compared to $203,127 for the year ended January 31, 2012.

Cash provided from the disposal of fixed assets was $0 for the year ended January 31, 2013 compared to $191,026 for the year ended January 31, 2012.

Cash provided by financing activities for the year ended January 31, 2013 was $405,150 compared to $11,888 for the year ended January 31, 2012. This is primarily due to an increase in the proceeds from notes payable.

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

Item 8. Financial Statements and Supplementary Data

Incorporated into and forming an integral part of this Annual Report on Form 10-K are the audited financial statements for the Company for the years ended January 31, 2013 and 2012. The financial statements included in this Annual Report on Form 10-K have been audited by The Hall Group, CPAs, independent registered public accountants, as set forth in their report. The financial statements have been included in reliance upon the authority of them as experts in accounting and auditing.

Table of Contents of Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended January 31, 2013 and 2012 and Cumulative Since Reentering the Development Stage (January 1, 2009) through January 31, 2013

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended January 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended January 31, 2013 and 2012 and Cumulative Since Reentering the Development Stage (January 1, 2009) through January 31, 2013

Notes to the Consolidated Financial Statements for the Years Ended January 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of

MedCareers Group, Inc.

Coppell, Texas

We have audited the accompanying consolidated balance sheets of MedCareers Group, Inc. and subsidiaries as of January 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and the period since reentering the development stage (January 1, 2009) through January 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of MedCareers Group, Inc.’s internal control over financial reporting as of January 31, 2013 and 2012 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedCareers Group, Inc. and subsidiaries as of January 31, 2013 and 2012,and the results of its operations and its cash flows for the years then ended and the period since reentering the development stage (January 1, 2009) through January 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ The Hall Group, CPAs

The Hall Group, CPAs

Dallas, Texas

September 10, 2013

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Balance Sheets

January 31, 2013 and 2012

	2013	2012
Assets
Current Assets
Cash and Cash Equivalents	$89,680	$912

Property, Plant & Equipment
Equipment	1,799	1,799
Less: Accumulated Depreciation	(1,799)	(1,799)

Total Fixed Assets	—	—

Other Assets
Deferred Fees (net)	92,217	113,833

Total Assets	$181,897	$114,745

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$6,918	$6,718
Accrued Payable – Related Parties	178,143	74,394
Accrued Expenses	11,852	22,471
Accrued Interest Payable	89,333	36,046
Current Portion of Long Term Debt	578,150	495,000
Total Current Liabilities	864,396	634,629

Long Term Liabilities
Notes Payable	603,150	520,000
Less: Current Portion	(578,150)	(495,000)
Total Long Term Liabilities	25,000	25,000

Total Liabilities	889,396	659,629

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares, none outstanding	—	—
Common Stock, $0.001 par value, 350,000,000 shares,
50,125,028 and 43,315,000 shares issued and outstanding	50,125	43,315

Additional Paid In Capital	3,997,997	2,819,470
Accumulated (Deficit)	(4,755,621)	(3,407,669)
Total Stockholders’ Equity (Deficit)	(707,499)	(544,884)

Total Liabilities and Stockholders’ Equity	$181,897	$114,745

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Statement of Operations

For the Years Ended January 31, 2013 and 2012

And Cumulative Since Re-Entering the Development Stage, January 1, 2009 to January 31, 2013

	2013	2012	Cumulative Since Re-Entering the Development Stage Jan 1, 2009
Revenue	$20,153	$20,448	$41,164
Cost of Revenues	39,414	52,578	110,714
Gross Margin	(19,261)	(32,130)	(69,550)

Operating Expenses:
Depreciation and Amortization	331,556	167,366	547,780
Selling and Advertising Expenses	40,526	29,203	84,421
General and Administrative	886,425	213,792	2,814,925
Total Operating Expenses	1,258,537	410,361	3,447,126
Net Operating Income (Loss)	(1,277,798)	(442,491)	(3,516,676)

Other (Expense)
Loss on Recapitalization	—	—	(223,454)
Loss on Disposal of Assets	—	(4,087)	(4,087)
Interest Expense	(70,154)	(52,186)	(338,502)
Total Other (Expense)	(70,154)	(56,273)	(566,043)

Net Income (Loss)	$(1,347,952)	$(498,764)	$(4,082,719)

Weighted Average Shares Outstanding	45,893,120	41,128,890
Income (Loss) for Common Shareholders	$(0.03)	$(0.01)

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended January 31, 2013 and 2012

	Common Stock		Paid-In	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Totals

Balance, January 31, 2011	40,700,000	$40,700	$2,668,718	$(2,908,905)	$(199,487)

Issuance of Common Stock for Services	25,000	25	2,475		2,500
Issuance of Common Stock for Deferred Fees	2,590,000	2,590	140,610		143,200

Stock Option Expense			7,667		7,667
Net (Loss)				(498,764)	(498,764)

Stockholders' Equity (Deficit) at January 31, 2012	43,315,000	$43,315	$2,819,470	$(3,407,669)	$(544,884)

Issuance of Common Stock for Cash	3,219,500	3,220	318,780		322,000
Issuance of Common Stock for Services	750,000	750	74,250		75,000
Issuance of Common Stock for Deferred Fees	2,840,528	2,840	307,130		309,970

Stock Option Expense			478,367		478,367
Net (Loss)				(1,347,952)	(1,347,952)

Stockholders' Equity (Deficit) at January 31, 2013	50,125,028	$50,125	$3,997,997	$(4,755,621)	$(707,499)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Statement of Cash Flows

For the Years Ended January 31, 2013 and 2012

And Cumulative Since Re-Entering the Development Stage, January 1, 2009 to January 31, 2013

	2013	2012	Cumulative Since Reentering the Development Stage (January 1, 2009) through Jan 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(1,347,952)	$(498,764)	$(4,082,719)
Adjustments to reconcile net loss to cash used by operating activities:
Issuance of Common Stock for Services	75,000	2,500		165,000
Stock Option Expense	478,367	7,667		1,986,017
Depreciation of Property & Equipment	0	17,249		25,826
Amortization of Deferred Fees	331,586	150,117		521,953
Change in Operating Assets and Liabilities:
Decrease in Other Assets	—	—		60,194
(Decrease) Increase in Accounts Payable	200	8,339		15,138
(Decrease) Increase in Accounts Expenses – Related Party	103,749	74,394		178,143
(Decrease) Increase in Accrued Expenses	42,668	35,372		92,346
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(316,382)	(203,127)		(1,038,102)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of assets	—	191,026		191,026
Net assets received in acquisition	—	—		(215,453)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	—	191,026		(24,427)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	322,000	—		322,000
Proceeds from Notes Payable	83,150	205,000		578,150
Debt assumed in acquisition	—	—		246,670
Debt assumed by Buyer in Asset Sale	—	(185,939)		(185,939)
Interest added to Notes Payable	—	—		209,429
Payments on Notes Payable	—	(7,173)		(35,731)
Common Stock Issued Upon Recapitalization	—	—		16,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	405,150	11,888		1,150,579

NET INCREASE (DECREASE) IN CASH	88,768	(33)		88,050

CASH AT BEGINNING OF PERIOD	912	1,124		1,630
CASH AT END OF PERIOD	$89,680	$912		$89,680

Non-Cash Issuance of Common Shares for Services	$75,000	$2,500		$165,000
Non-Cash Issuance of Common Shares for Debt	$0	$—		$884,741
Common Stock Issued for Deferred Fees	$309,970	$143,200		$614,170
Cash Paid for Interest	$17,250	$21,693		$38,943
Income Taxes	$—	$—		$-0

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Notes to Financial Statements

January 31, 2013 and 2012

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

Advertising Costs:

The Company incurred no advertising costs for the years ended January 31, 2013 and 2012.

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

Fair Value of Financial Instruments:

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of January 31, 2013.  The Company’s financial instruments consist of cash, accounts payable, advances and notes payable.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

There were no potentially dilutive common stock equivalents as of January 31, 2013, therefore basic earnings per share equals diluted earnings per share for the year ended January 31, 2013.  The Company had 9,743,000 options outstanding at January 31, 2013. As the Company incurred a net loss during the year ended January 31, 2013, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flows.

NOTE 2 – DEFERRED FEES

Deferred fees represent stock issued as fees to make or extend notes payable. Stock issued was valued at the date of issue and amortized over the term of the loan. Deferred fees at January 31, 2013 and 2012 were as follows:

	2013	2012
Deferred Fees	$614,170	$304,200
Less: Accumulated Amortization	(521,953)	(190,367)
Deferred Fees - Net	$92,217	$113,833

NOTE 3 - NOTES PAYABLE

The components of the Company’s debt as of January 31, 2013 and 2012 were as follows:

	2013	2012
Note Payable - $100,000, 12% interest payable monthly or accrued, due Nov 4, 2013	$100,000	$100,000
Note Payable - $190,000, 12% interest payable monthly or accrued, due Oct 29, 2013	288,150	240,000
Note Payable - $25,000, 12% interest payable monthly or accrued, due March 11, 2014	25,000	25,000
Note Payable - $25,000, 12% interest added to note quarterly, due April 30, 2013	25,000	25,000
Note Payable - $16,000, 12% interest added to note quarterly, due January 31, 2014	16,000	16,000
Note Payable - $70,000, 12% interest added to note quarterly, due February 4, 2013	70,000	70,000

Note Payable - $40,000, 12% interest added to note quarterly, due April 28, 2013	40,000	40,000
Note Payable - $4,000, 12% interest added to note quarterly, due April 30, 2013	4,000	4,000
Note Payable - $30,000, 12% interest added to note quarterly, due Nov 5, 2013	30,000	0
Note Payable - $5,000, 12% interest added to note quarterly, due Nov 5, 2013	5,000	0
Subtotal	603,150	520,000
Less – currently payable	(578,150)	(495,000)
Long-term debt	$25,000	$25,000

The Company had accrued $89,333 and $36,046 interest on the notes at January 31, 2013 and 2012, respectively.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of Preferred Stock, having a par value of $0.001 per share.  There are no preferred shares outstanding at January 31, 2013 and 2012.

Common Stock:

The Company is authorized to issue 350,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  At January 31, 2013 and 2012, there were 50,125,028 and 43,315,000 shares outstanding, respectively.  No dividends were paid in the years ended January 31, 2013 or 2012.

Options and Warrants:

The Company had the following options or warrants outstanding at January 31, 2013:

Issued To	# Options	Dated	Expire	Strike Price
President and CEO	4,000,000	11/18/2010	11/18/2015	$0.25 per share
Vice President	2,000,000	11/18/2010	11/18/2015	$0.25 per share
Shareholder	127,500	08/28/2011	08/28/2016	$0.10 per share
Shareholder	50,000	04/04/2012	04/04/2013	$0.20 per share
Shareholder	8,000	04/27/2012	04/27/2013	$0.20 per share
Shareholder	127,500	04/29/2012	04/29/2017	$0.10 per share
Shareholder	200,000	05/17/2012	05/17/2013	$0.20 per share
Shareholder	50,000	05/22/2012	05/22/2013	$0.20 per share
Shareholder	80,000	05/21/2012	05/21/2013	$0.20 per share
Shareholder	25,000	07/12/2012	07/12/2013	$0.20 per share
Shareholder	25,000	07/10/2012	07/10/2013	$0.20 per share
Shareholder	50,000	08/09/2012	08/09/2013	$0.20 per share
Shareholder	1,000,000	08/31/2012	08/31/2016	$0.12 per share
Shareholder	2,000,000	01/18/2013	01/18/2018	$0.12 per share

NOTE 5 – EMPLOYEE BENEFIT PLANS

During the years ended January 31, 2013 and 2012, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 6 – INCOME TAXES

MedCareers Group, Inc. has incurred losses since inception.  Therefore, MedCareers has no federal tax liability.  Additionally there are limitations imposed by certain transactions which are deemed to be ownership changes.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward is about $4,755,621 at January 31, 2012 of which $3,810,987 is available for carryforward for federal income tax purposes and will expire in fiscal years 2026 to 2028.  At January 31, 2013 and 2012, the deferred tax asset consisted of the following:

	2013	2012
Deferred tax asset:
From Net operating loss	$837,432	$837,432
Less valuation allowance	(837,432)	(837,432)
Net deferred tax asset	$0	$0

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company may from time to time be involved with various litigation and claims that arise in the normal course of business.  As of January 31, 2013, no such matters were outstanding.

NOTE 8 - GOING CONCERN AND FINANCIAL POSITION

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through January 31, 2013 of $4,755,621 and has a working capital deficit at January 31, 2013 of $774,716.

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

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

NOTE 10 – LOSS ON RECAPITALIZATION

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

We have identified the following weaknesses in our internal controls:

Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction

Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at January 31, 2013. Based on its evaluation, our management concluded that, as of January 31, 2013, our internal control over financial reporting was not effective because of limited staff and a need for a full time chief financial officer. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Name	Age	Position	Date First Appointed/Elected To the Company
Timothy Armes	57	Chairman, Chief Executive Officer, President, Secretary and Treasurer and President and Chief Executive Officer of Medcareers	August 2011
		Same titles - Nurses Lounge	September 2006
Garret Armes	28	Vice President of Nurses Lounge	November 18, 2009

Timothy Armes. Mr. Armes has served as President and Chief Executive Officer of Medcareers since August 2011 and of Nurses Lounge since September 2002.  From February 2011 to August 2011, Mr. Armes served as the Chief Operating Officer of the Company. Since August 2011, Mr. Armes has served as the Chairman, Chief Executive Officer, President, Secretary and Treasurer of the Company. Mr. Armes began his career in recruiting when he entered the career fair business in 1987. In 1992 Mr. Armes launched one of the first online job bulletin boards which eventually grew into jobs.com. As CEO of Jobs.com he raised over 100 million dollars and grew it into one of the top employment web sites before leaving the company in May of 2000.   Prior to entering the career fair business, Mr. Armes began his career as an auditor for Ernst and Young and then as a real estate workout specialist with different firms in the mid 1980’s. Mr. Armes obtained a Bachelor of Business Administration degree in Accounting from the University of Texas in 1980 and is a Certified Public Accountant.

Director Qualifications:

The Company believes that Mr. Armes is well qualified to serve as a Director of the Company because of his significant experience working with and building Nurses Lounge (which since November 2010, has been our wholly-owned operating subsidiary); his prior experience growing Jobs.com, and his financial and accounting background.

Garret Armes. Has served as the Vice President of Nurses Lounge since November 18, 2010 and as Vice President of Nurses Lounge since the launch of the Nurses Lounge network in March,2009. Garret is a 2008 graduate of the University of North Texas with a Bachelor of Arts in Advertising and a Minor in Marketing. Upon graduation Garret assumed several responsibilities with Nurses Lounge. When Nurses Lounge magazine was in circulation he created in-house ads, wrote articles, assisted with layout, and managed the distribution lists. Garret led the transition of the website from a portal into a professional network for nurses including design and re-launching of the site as well as the day-to-day administration. Responsibilities range from creating banner ads, writing articles and press releases, sales and support, web development and design, as well as lead community administrator. Garret Armes is the son of Timothy Armes.

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

Board Meetings and Annual Meeting

During the fiscal year ended January 31, 2013, our Board of Directors (currently consisting solely of Timothy Armes) did not meet or hold any formal meetings.  We did not hold an annual meeting in 2013.  In the absence of formal board meetings, the Board conducted all of its business and approved all corporate actions during the fiscal year ended January 31, 2013 by the unanimous written consent of its sole director.

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes the total compensation paid or earned by the Company’s Chief Executive Officer and Chief Financial Officer during the fiscal years ended January 31, 2013 and 2012. The Company did not have any executive officers who received total compensation in excess of $100,000 during the fiscal years disclosed below, other than disclosed below.

Name and principal position (1)	Year	Salary	Bonus	Stock Awards ($)	Option Awards	All other compensation *	Total compensation

Timothy Armes	2013	$43,742	—	—	—	—	$43,742
CEO, President, Treasurer, Secretary and Director (2)	2012	$66,300	—	—	—	—	$66,300

Garret Armes	2013	$19,300	—	—	—	—	$19,300
Vice President Nurses Lounge	2012	$23,950	—	—	—	—	$23,950

*	Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. The value of the Stock Awards and Option Awards in the table above, if any, was calculated based on the fair value of such securities calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

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

Grants of Plan-Based Awards

Outstanding Equity Awards at Fiscal Year End. The following table provides certain summary information concerning outstanding equity awards held by the named executive officers as of January 31, 2013:

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

Based on information available to us, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after September 10, 2013 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage of ownership of any other person. The following table is based on 52,708,863 common shares issued and outstanding as of September 10, 2013

	Beneficial Owner	Address	Common Shares	Percent Ownership

Common Stock	Timothy Armes Chairman / CEO President, Secretary, CFO	748 E Bethel School Road Coppell, Texas 75019	14,902,795 (1)	28.28%

Common Stock	Garret Armes Vice President Nurses Lounge	748 E Bethel School Road Coppell, Texas 75019	0 (2)	0.0%

	All Officers and Directors as a Group (2 Persons)		14,902,795	28.28%

Greater than 5% Shareholders

Common Stock	AJBCA, LLLP Shareholder (3)	1950 Telegraph Road Lake Forest, Illinois 60045	3,945,081	7.48%

Common Stock	The Fox-McCarthy Family Limited Partnership, LLP (4)	3434 North Wide Loop Drive Tucson, Arizona 85749	3,945,081	7.48%

Common Stock	Larry Glenn, Jr.	2020 Edgewood Dr. Lakeland, Florida 33803	5,062,408 (5)	9.60%

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

Item 14. Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K and Form 10-Q(s) for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for fiscal years 2013 and 2012 was $26,500 and $24,500, respectively.

(2) Audit Related Fees

None

(3) Tax Fees

None

(4) All Other Fees

None

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Consolidated Balance Sheets as of January 31, 2013 and 2012	F-3
Consolidated Statements of Operations for the Years Ended January 31, 2013 and 2012 and Cumulative Since Reentering the Development Stage (January 1, 2009) through January 31, 2013	F-4
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended January 31, 2013 and 2012	F-5
Consolidated Statements of Cash Flows for the Years Ended January 31, 2013 and 2012 and Cumulative Since Reentering the Development Stage (January 1, 2009) through January 31, 2013	F-6
Notes to the Consolidated Financial Statements for the Years Ended January 31, 2013 and 2012	F-7

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

