Form 10-Q
period 2013-04-30
MEDCAREERS GROUP, Inc.
filed 2013-09-24
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

1

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Balance Sheets

As of April 30, 2013 and January 31, 2013

(Unaudited)

	As of April 30, 2013	As of January 31, 2013
Assets
Current Assets
Cash and Cash Equivalents	$30,718	$89,680
Other Current Assets	1,385	0
Total Current Assets	32,103	89,680
Property, Plant & Equipment
Equipment	1,799	1,799
Less: Accumulated Amortization	(1,799)	(1,799)
Total Fixed Assets	0	0

Other Assets
Deferred Fees (net)	50,280	92,217

Total Assets	$82,383	$181,897

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$10,625	$6,918
Accrued Expenses	2,838	11,852
Due to Related Parties	215,424	178,143
Accrued Interest Payable	106,630	89,333
Current Portion of Notes Payable	640,650	578,150
Total Current Liabilities	976,167	864,396

Long Term Liabilities
Notes Payable	640,650	603,150
Less: Current Portion	(640,650)	(578,150)
Total Long Term Liabilities	0	25,000

Total Liabilities	976,167	889,396

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares, none outstanding	0	0
Common Stock, $0.001 par value, 350,000,000 shares,
50,125,528 and 50,125,528 shares issued and outstanding	50,126	50,126

Additional Paid In Capital	3,997,996	3,997,996
Accumulated (Deficit)	(4,941,906)	(4,755,621)
Total Stockholders’ Equity (Deficit)	(893,784)	(707,499)

Total Liabilities and Stockholders’ Equity	$82,383	$181,897

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Statement of Operations

For the Three Months Ended April 30, 2013 and 2012

And Cumulative Since Re-Entering the Development Stage, January 1, 2009 to April 30, 2013

(Unaudited)

	Three Months Ended
	April 30, 2013	April 30, 2012	Cumulative Since Re-Entering the Development Stage, Jan 1, 2009

Revenue	$5,735	$2,045	$46,899
Cost of Sales	16,133	4,964	126,847
Gross Profit (Loss)	(10,398)	(2,919)	(79,948)

Operating Expenses:
Depreciation and Amortization	41,937	33,000	589,717
Selling and Advertising Expenses	12,608	1,774	97,029
General and Administrative	102,545	67,082	2,917,470
Total Operating Expenses	157,090	101,856	3,604,216

Net Operating (Loss)	(167,488)	(104,775)	(3,684,164)

Other Income (Expense)
Loss on Sale of Assets	0	0	(4,087)
Loss on Recapitalization	0	0	(223,454)
Interest Expense	(18,797)	(16,149)	(357,299)
Total Other Income (Expense)	(18,797)	(16,149)	(584,840)

Net Loss	$(186,285)	$(120,924)	$(4,269,004)

Basic and Diluted Earnings (Loss) per share	$0.00	$0.00

Weighted Average Shares Outstanding:
Basic and Diluted	50,125,528	43,350,112

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended April 30, 2013 and

For the Year Ended January 31, 2013

(Unaudited)

				Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Totals

Balance, January 31, 2012	43,315,000	$43,315	$2,819,470	$(3,407,669)	$(544,884)

Issuance of Common Stock for Cash	3,219,500	3,220	318,780		322,000
Issuance of Common Stock for Services	750,000	750	74,250		75,000
Issuance of Common Stock for Deferred Fees	2,840,528	2,841	307,129		309,970

Stock Option Expense			478,367		478,367

Net (Loss)				(1,347,952)	(1,347,952)

Balance, January 31, 2013	50,125,028	$50,126	$3,997,996	$(4,755,621)	$(707,499)

Net (Loss)				(186,285)	(186,285)

Balance, April 30, 2013	50,125,028	$50,126	$3,997,996	$(4,941,906)	$(893,784)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Three Months Ended April 30, 2013 and 2012

And Cumulative Since Re-Entering the Development Stage, January 1, 2009 to April 30, 2013

(Unaudited)

	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012	Cumulative Since Re-Entering the Development Stage, January 1, 2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(186,285)	$(120,924)	$(4,269,004)

Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and Amortization of Property and Equipment	0	0	25,826
Amortization of Deferred Fees	41,937	33,000	563,890
Common Stock Issued for Services	0	0	165,000
Stock Option Expense	0	10,347	1,986,017
Change in Assets and Liabilities:
(Increase) in Other Current Assets	(1,385)	(300)	(1,365)
(Increase) in Other Assets	0	0	60,194
Increase (Decrease) in Accounts Payable	3,707	(5,652)	18,845
Increase in Accrued Expenses	25,614	23,767	117,960
Increase in Due to Related Party	19,950	41,400	198,093
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(96,462)	(18,362)	(1,134,564)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of Fixed Assets	0	0	191,026
Net Assets Acquired in Acquisition	0	0	(215,453)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	0	0	(24,427)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	37,500	5,000	615,650
Proceeds from Sale of Common Stock	0	12,500	322,000
Debt Assumed in Acquisition	0	0	246,670
Debt Assumed on Divestiture	0	0	(185,939)
Interest Added to Notes Payable	0	0	209,429
Payments on Notes Payable	0	0	(35,731)
Common Stock Issued on Recapitalization	0	0	16,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITES	37,500	17,500	1,188,079

NET INCREASE (DECREASE) IN CASH	(58,962)	(862)	29,088
Cash, beginning of period	89,680	912	1,630

Cash, end of period	$30,718	$50	$30,718

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for Interest	$0	0	$57,740
Taxes paid	$0	0	$0
Issuance of Common Stock for Services	$0	0	$165,000
Issuance of Common Stock for Debt	$0	0	$884,741
Issuance of Common Stock for Fees	$0	0	$614,170

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Notes to Financial Statements

April 30, 2013 and January 31, 2013

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

Advertising Costs:

The Company incurred $0 advertising costs for the periods ended April 30, 2013 and 2012, respectively.

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

There were no potentially dilutive common stock equivalents as of April 30, 2013 and, therefore basic earnings per share equals diluted earnings per share for the periods ended April 30, 2013 and January 31, 2013.  The Company had 9,970,500 options outstanding at April 30, 2013. As the Company incurred a net loss during the periods ended April 30, 2013 and January 31, 2013, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.

NOTE 2 – DEFERRED FEES

Deferred fees represent stock issued as fees to make or extend notes payable. Stock issued was valued at the date of issue and amortized over the term of the loan. Deferred fees at April 30, 2013 and January 31, 2013 were as follows:

	April 30, 2013	January 31, 2013
Deferred Fees – Net	$50,280	$92,217

NOTE 3 - NOTES PAYABLE

The components of the Company’s debt as of April 30, 2013 and January 31, 2013 were as follows:

	2013	2012
Note Payable - $100,000, 12% interest payable monthly or accrued, due Nov 4, 2013	$100,000	$100,000
Note Payable - $190,000, 12% interest payable monthly or accrued, due Oct 29, 2013	310,650	288,150
Note Payable - $25,000, 12% interest payable monthly or accrued, due March 11, 2014	25,000	25,000
Note Payable - $25,000, 12% interest added to note quarterly, due April 30, 2013	45,000	25,000
Note Payable - $16,000, 12% interest added to note quarterly, due January 31, 2014	16,000	16,000
Note Payable - $70,000, 12% interest added to note quarterly, due February 4, 2013	70,000	70,000
Note Payable - $40,000, 12% interest added to note quarterly, due April 28, 2013	40,000	40,000
Note Payable - $4,000, 12% interest added to note quarterly, due April 30, 2013	4,000	4,000
Note Payable - $30,000, 12% interest added to note quarterly, due Nov 5, 2013	30,000	30,000
Note Payable - $5,000, 12% interest added to note quarterly, due Nov 5, 2013	5,000	5,000
Subtotal	640,650	603,150
Less – currently payable	(640,650)	(578,150)
Long-term debt	$0	$25,000

The Company had accrued $18,797 and $52,186 of interest on the notes at April 30, 2013 and January 31, 2013 respectively.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of Preferred Stock, having a par value of $0.001 per share.  There are no preferred shares outstanding at April 30, 2013 and January 31, 2013.

Common Stock:

The Company is authorized to issue 350,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  At April 30, 2013 and January 31, 2013 there were 50,125,528 and 50,125,528 shares outstanding, respectively.  No dividends were paid in the quarters ended April 30, 2013 and 2012.

Options and Warrants:

The Company had the following options or warrants outstanding at April 30, 2013:

Issued To	# Options	Dated	Expire	Strike Price
President and CEO	4,000,000	11/18/2010	11/18/2015	$0.25 per share
Vice President	2,000,000	11/18/2010	11/18/2015	$0.25 per share
Shareholder	127500	08/28/2011	08/28/2016	$0.10 per share
Shareholder	50,000	04/04/2012	04/04/2013	$0.20 per share
Shareholder	8,000	04/27/2012	04/27/2013	$0.20 per share

Shareholder	127,500	04/29/2012	04/29/2017	$0.10 per share
Shareholder	200,000	05/17/2012	05/17/2013	$0.20 per share
Shareholder	50,000	05/22/2012	05/22/2013	$0.20 per share
Shareholder	80,000	05/21/2012	05/21/2013	$0.20 per share
Shareholder	25,000	07/12/2012	07/12/2013	$0.20 per share
Shareholder	25,000	07/10/2012	07/10/2013	$0.20 per share
Shareholder	50,000	08/09/2012	08/09/2013	$0.20 per share
Shareholder	1,000,000	08/31/2012	08/31/2016	$0.12 per share
Shareholder	2,000,000	01/18/2013	01/18/2018	$0.12 per share
Shareholder	100,000	03/29/2013	03/29/2016	$0.10 per share
Shareholder	127,500	07/31/2013	07/30/2018	$0.10 per share
Total	6,970,500

NOTE5 – EMPLOYEE BENEFIT PLANS

At April 30, 2013, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 6 – INCOME TAXES

MedCareers Group, Inc. has incurred losses since inception.  Therefore, MedCareers has no federal tax liability.  Additionally there are limitations imposed by certain transactions which are deemed to be ownership changes.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward is about $4,941,906 at April 30, 2013 of which $3,997,272 is available for carryforward for federal income tax purposes and will expire in fiscal year 2026 through 2028.  At April 30, 2013 and January 31, 2013, the deferred tax asset consisted of the following:

	April 30, 2013	January 31, 2013
Deferred tax asset:
Net operating loss	$1,403,804	$1,295,736
Less valuation allowance	(1,403,804)	(1.295,736)
Net deferred tax asset	$0	$0

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company may from time to time be involved with various litigation and claims that arise in the normal course of business.  As of April 30, 2013, no such matters were outstanding.

NOTE 8 – SUBSEQUENT EVENTS

None.

NOTE 9 - GOING CONCERN

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through April 30, 2013 of $4,941,906 and has a working capital deficit at April 30, 2013 of $944,064.

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

***

Results for the three months ended April 30, 2013

Revenue. Revenue for the three months ended April 30, 2013 and 2012 was $5,735 and $2,045.

Cost of Revenues. Cost of revenues were $16,133 and $4,964 for the three months ended April 30, 2013 and 2012 respectively The increase in costs was due to the operation of its websites which started generating revenue.

Operating Expenses. Operating expenses for the three months ended April 30, 2013 and 2012 were $157,090 and $101,856 respectively. The above expenses include depreciation and amortization amounts of $41,937 and $33,000 for the three months ended April 30, 2013 and 2012, respectively.

Other Income (Expense). Other income represents interest paid or accrued on loans which was $18,797 and $16,149 for the three months ended April 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

As of April 30, 2013, the Company had total current assets of $32,103, and total long-term assets of $50,280 consisting of deferred fees of $50,280 relating to consideration paid for making or extending loans. We had total liabilities of $976,167, which were all current liabilities, They included accounts payable of $10,625, accrued expenses of $2,838, amounts due to related party of $215,424, which amounts were due to Tim Armes and Garrett Armes and have the following terms, due on demand, accrued interest payable of $106,630 and $640,650 of current portion of long-term debt in connection with working capital loans.

As of April 30, 2013, the Company had negative working capital of $944,064, comprised of current assets of $32,103 and current liabilities of $976,167.

Net cash used in operations for the three months ended April 30, 2013 was $96,462 compared to $18,362 for the three months ended April 30, 2012.

Cash provided from or used for investing activities was $0 in the three months ended April 30, 2013 and $0 for the same period in 2012.

Cash provided by financing activities for the three months ended April 30, 2013 was $37,500 compared to $17,500 for the same period in 2012.

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

ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures are once again effective.  Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended April 30, 2013 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2013, filed with the Commission on September 23, 2013, other than as set forth below, and investors are encouraged to review such risk factors below and in the Form 10-K, prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

	Consideration		Date	# Shares
Balance, Number of shares outstanding, January 31, 2013				50,125,528
Shares issued for deferred fees	Incentive for new loan	(1)	Feb, 2013	600,000
Shares issued for deferred fees	Incentive for new loan	(2)	July 19, 2013	200,000
Shares issued for deferred fees	Incentive for new loan	(3)	July 31, 2013	166,667
Shares issued for deferred fees	Incentive for new loan	(4)	July 31, 2013	133,334
Shares issued for deferred fees	Incentive for new loan	(5)	July 31, 2013	133,334
Shares issued for deferred fees	Note extension	(6)	July 31, 2013	1,100,000
Shares issued for note conversion	Convert $25,000 note	(7)	Aug 5, 2013	250,000
Balance, Number of shares outstanding, September 5, 2013				52,708,863

(1) 600,000 Shares Restricted common stock issued as compensation for engagement term for one year of Consultant's (Inspire Value) services valued at $5,000 per month or $60,000 total. The stock was issued with an agreed upon value of $0.10 per share. The value of these shares were determined on the day of agreement and booked in the financial statements as Deferred Fees and amortized over the life of the loan.

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

(2) 200,000 total shares issued on July 19, 2013 in consideration for lending the Company $30,000, note dated July 19, 2013, 12% annual interest rate, due October 31, 2013, Jamie Bernard was issued a total of 200,000 shares of restricted common stock. Additionally, the note is convertible at $0.10 per share. The value of these shares were determined on the day of agreement and booked in the financial statements as Deferred Fees and amortized over the life of the loan.

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

(3) 166,667 shares were issued on 7/31/2013 in consideration for lending the Company $25,000, note dated July 31, 2013, 12% annual interest rate, due Oct 31, 2013. Additionally, the note is convertible at $0.10 per share. The value of these shares was determined on the day of agreement and booked in the financial statements as Deferred Fees and amortized over the life of the loan.

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

(4) 133,334 shares were issued on 7/31/2013 in consideration for lending the Company $20,000, note dated July 31, 2013, 12% annual interest rate, due Oct 31, 2013. Additionally, the note is convertible at $0.10 per share. The value of these shares was determined on the day of agreement and booked in the financial statements as Deferred Fees and amortized over the life of the loan.

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

(5) 133,334 total shares issued on 7/31/2013, In consideration for lending the Company $20,000, note dated July 31, 2013, 12% annual interest rate, due Oct 31, 2013 - the note was converted on August 5, 2013. Additionally, the note is convertible at $0.10 per share. The value of these shares was determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(6) 1,100,000 shares issued on 7/31/2013 in consideration for extending his original  note a second time with his original note  dated  November 4, 2010 and due November 4, 2011 and then renewed and due November 4, 2012 and additionally renewed a second time and due November 4, 2013 in the amount of $100,000 for an additional year. The value of these shares was determined on the day of agreement and booked in the financial statements as Deferred Fees and amortized over the life of the loan.

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

(7) Conversion of Note dated July 31, 2013 that had a conversion feature at $.10 per share. These shares were issued for the conversion of a $25,000 note.

Options and Warrants

(8)  Three options for 127,500 shares of restricted common stock at an exercise price of $0.10 per share and for a term of 5 years was awarded Geneva7, LLC in consideration for loaning the Company $25,000 and renewing the note two additional times. Geneva7, LLC originally loaned the Company $25,000 at 12% interest on August 29, 2011 and was awarded an option to purchase 127,500 shares of restricted common stock at an exercise price of $0.10. The term of the option is 5 years. The loan matured on April 30th 2012 and Geneva 7 agreed to renew the loan and accrue interest thru July 31, 2013 and additionally renewed the loan thru October 31, 2013 when it matured on July 31, 2013. With each additional renewal Geneva7 received an additional option to purchase 127,500 shares of restricted common stock at an exercise price of $0.10 per share and for a term of 5 years.

(9) Warrant to purchase 1,000,000 shares. The Company entered into a contract for services with Horse and Hammerhead Marketing Solutions, LLC, a management consulting firm. Based on the agreement, the consultant was issued a warrant for 1,000,000 shares of MCGI’s restricted common stock at an exercise price of $0.12 per/share with a 4-year term.

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

(10) Warrant to purchase 100,000 shares. The Company entered into a contract for services with EBCO, LLC. Based on the agreement, in consideration for extending their $16,000 loan, they were issued a warrant for 100,000 shares of MCGI’s restricted common stock at an exercise price of $0.10 per/share, expiring March 29, 2016.

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

Date: September 24, 2013

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

