Form 10-Q
period 2013-07-31
MEDCAREERS GROUP, Inc.
filed 2013-09-25
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

Yes [ ] No [X ].

As of September 5, 2013 there were 52,708,863 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL STATEMENTS

ITEM 1.	Financial Statements	3
	Notes to Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk
		17
ITEM 4.	Controls and Procedures
		17

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	18

ITEM 1A.	Risk Factors	18

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds	18

ITEM 3.	Default Upon Senior Securities	21

ITEM 4.	Mine Safety Disclosures	21

ITEM 5.	Other Information	21

ITEM 6.	Exhibits	21

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Balance Sheets

July 31, 2013 and January 31, 2013

	As of July 31, 2013	As of January 31, 2013
Assets
Current Assets
Cash and Cash Equivalents	$77,162	$89,680
Other Current Assets	995	—
Total Current Assets	78,157	89,680

Property, Plant & Equipment
Equipment	1,799	1,799
Less: Accumulated Amortization	(1,799)	(1,799)
Total Fixed Assets	0	0

Other Assets
Deferred Fees (net)	175,918	92,217

Total Assets	$254,075	$181,897

Liabilities and Stockholders’’ Equity
Current Liabilities
Accounts Payable	$24,436	$6,918
Accrued Expenses	13,718	11,852
Due to Related Parties	243,095	206,585
Accrued Interest Payable	123,274	106,630
Current Portion of Long Term Debt	773,150	578,150
Total Current Liabilities	1,177,673	634,628

Long Term Liabilities
Notes Payable	773,150	603,150
Less: Current Portion	(773,150)	(578,150)
Total Long Term Liabilities	0	25,000

Total Liabilities	1,177,763	889,396

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares, none outstanding
Common Stock, $0.001 par value, 350,000,000 shares,
52,458,863 and 50,125,528 shares issued and outstanding	52,459	50,126

Additional Paid In Capital	4,228,996	3,997,996
Accumulated (Deficit)	(5,205,053)	(4,755,621)
Total Stockholders’ Equity (Deficit)	(923,598)	(707,499)

Total Liabilities and Stockholders’ Equity	$254,075	$181,897

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Statement of Operations

For the Three and Six Months Ended July 31, 2013 and 2012, and

Cumulative Since Re-Entering the Development Stage January 1, 2009 Through July 31, 2013

	Three Months Ended		Six Months Ended		Cumulative Since Re-entering the Development Stage, January 1, 2009
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012

Revenue	$2,485	$3,905	$8,220	5,950	$49,089
Cost of Sales	7,819	10,734	23,952	15,698	120,535
Gross Profit (Loss)	(5,334)	(6,829)	(15,732)	(9,748)	(71,446)

Operating Expenses:
Depreciation and Amortization	47,696	186,991	89,633	219,991	637413
Selling and Marketing	1,278	11,643	13,886	13,417	98,307
General and Administrative	189,619	306,118	292,164	373,200	3,120,925
Total Operating Expenses	238,593	504,752	395,683	606,608	3,856,645

Net Operating Loss	(243,927)	(511,581)	(411,415)	(616,356)	(3,928,091)

Other Income (Expense)
Loss on Sale of Assets	0	0	0	0	(4,087)
Loss on Recapitalization	0	0	0	0	(223,454)
Interest Expense	(19,220)	(16,677)	(38,017)	(32,826)	(376,519)
Total Other Income (Expense)	(19,220)	(16,677)	(38,017)	(32,826)	(604,060)

Net Loss	$(263,117)	$(528,258)	$(449,432)	(649,182)	$(4,532,151)

Basic and Diluted Earnings (Loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	50,197,195	44,388,220	50,527,922	43,877,769

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended July 31, 2013 and

For the Year Ended January 31, 2013

	Common Stock		Paid-In	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Totals

Balance, January 31, 2012	43,315,000	$43,315	$2,819,470	$(3,407,669)	$(544,884)

Issuance of Common Stock for Cash	3,219,000	3,220	318,780		322,000
Issuance of Common Stock for Services	750,000	750	74,250		75,000
Issuance of Common Stock for Deferred Fees	2,840,528	2,841	307,129		309,970

Stock Option Expense			478,367		478,367

Net (Loss)				(1,347,952)	(1,347,952)

Balance, January 31, 2013	50,125,528	$50,126	$3,997,996	$(4,755,621)	$(707,499)

Issuance of Common Stock for Services	600,000	600	59,400		60,000
Issuance of Common Stock for Deferred Fees	1,733,335	1733	171,600		173,333

Net (Loss)				(449,432)	(449,432)

Balance, July 31, 2013	52,458,863	$52,459	$4,228,996	$(5,205,053)	$(923,598)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Six Months Ended July 31, 2013 and 2012, and

Cumulative Since Re-Entering the Development Stage January 1, 2009 Through July 31, 2013

	Six Months Ended July 31, 2013	Six Months Ended July 31, 2012	Cumulative Since Re-Entering the Development Stage, January 1, 2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	(449,432)	(649,182)	(4,532,151)

Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and Amortization of Property and Equipment	0	0	25,826
Amortization of Deferred Fees	89,632	219,991	611,586
Common Stock Issued for Services	60,000	50,000	225,000
Stock Option Expense	0	173,482	1,986,017
Change in Assets and Liabilities:
(Increase) Decrease in Other Current Assets	(995)	0	59,199
(Increase) Decrease in Other Assets	0	0	0
Increase (Decrease) in Accounts Payable	17,517	0	23,816
Increase (Decrease) in Accrued Expenses	35,807	33,293	136,992
Increase (Decrease) in Due to Related Party	64,952	53,914	243,095
Increase (Decrease) in Other Liabilities	0	0	0
CASH FLOWS USED BY OPERATING ACTIVITIES	(182,518)	(118,502)	(1,220,620)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Disposal of Fixed Assets	0	0	191,026
Purchase of Fixed Assets	0	0	(215,543)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	0	0	(24,427)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	170,000	17,500	748,150
Payments on Notes Payable	0	0	(35,731)
Proceeds from Sale of Common Stock	0	103,250	322,000
Debt Assumed on Acquisition	0	0	246,670
Debt Assumed by Buyer on Asset Sale	0	0	(185,939)
Interest Added to Notes Payable	0	0	209,429
Common Stock Issued on Recapitalization	0	0	16,000
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITES	170,000	120,750	1,320,579

NET INCREASE (DECREASE) IN CASH	(12,518)	2,248	75,532

Cash, beginning of period	89,680	912	1,630
Cash, end of period	77,162	$3,160	$77,162

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$4,075	0	$43,018
Taxes paid	$0	0	$0
Issuance of Common Stock for Services	$60,000	0	$225,000
Issuance of Common Stock for Debt	$0	0	$884,741
Issuance of Common Stock for Fees	$173,333	189,297	$476,833

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2013 and January 31, 2013

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization – The Company was formed as RX Scripted, LLC on December 30, 2004 as a North Carolina limited liability company and converted to a Nevada Corporation as RX Scripted, Inc. on December 5, 2007.  On December 16, 2009, an amendment was filed with the State of Navada to change the name to “MedCareers Group, Inc.” (the “Company” or “MedCareers”) and change the authorized capital of the Company. On November 5, 2010, the Company issued 24,000,000 shares of its Common Stock in exchange for 100% of Nurses Lounge, Inc. (“Nurses Lounge”), a Texas corporation. As a result of the share exchange, Nurses Lounge became the wholly owned subsidiary of MedCareers. As a result, the shareholders of Nurses Lounge owned a majority of the voting stock of MedCareers. The transaction was regarded as a reverse merger whereby Nurses Lounge was considered to be the accounting acquirer as its shareholders retained control of MedCareers after the exchange, although MedCareers is the legal parent company. The share exchange was treated as a recapitalization of MedCareers. As such, Nurses Lounge (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if MedCareers had always been the reporting company and, on the share exchange date, changed its name and reorganized its capital  The Company operates a website for nurses, nursing schools and nurses organizations which enables the respective entities to communicate more easily and efficiently with their members.

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

Emerging Growth Company Critical Accounting Policy Disclosure

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

Fixed Assets:

Fixed assets are carried at cost.  Depreciation is provided over each asset’s estimated useful life.  Upon retirement and disposal, the asset cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of the net income.  Expenditures for geological and engineering studies, maintenance and claim renewals are charged to expense when incurred.  Additions and significant improvements are capitalized and depreciated.

Advertising Costs:

The Company incurred no advertising costs for the periods ended July 31, 2013 and 2012.

Income Taxes:

Income from the corporation is taxed at regular corporate rates per the Internal Revenue Code.  Although the Company has tax loss carry-forwards (see Note 5), there is uncertainty as to utilization prior to their expiration.  Accordingly, the future income tax asset amounts have been fully offset by a valuation allowance.

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

Net Loss Per Share – Basic earnings (loss) per share equals net income (loss) divided by weighted average shares outstanding during the year.  Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  As of July 31, 2013 and January 31, 2013, MedCareers did not have any outstanding contingently issuable shares.

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

As the Company incurred a net loss during the period ended July 31, 2013, the basic and diluted loss per common share is the same amount.   As of July 31, 2013, the Company had 9,970,500 stock options outstanding and zero options that could potentially have a dilutive effect on basic earnings per share in the future. As the Company incurred a net loss during the period ended July 31, 2013, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.

NOTE 2 – DEFERRED FEES

Deferred fees represent stock issued as fees to make or extend notes payable. Stock issued was valued at the date of issue and amortized over the term of the loan. Deferred fees at July 31, 2013 and January 31, 2013 were as follows:

	July 31, 2013	January 31, 2013
Deferred Fees – Net	$175,918	$92,217

NOTE 3 - NOTES PAYABLE

The components of the Company’s debt as of April 30, 2013 and January 31, 2013 were as follows:

	2013	2012
Note Payable - $100,000, 12% interest payable monthly or accrued, due January 31, 2014	$100,000	$100,000
Note Payable - $190,000, 12% interest payable monthly or accrued, due January 31, 2014	348,150	288,150
Note Payable - $25,000, 12% interest payable monthly or accrued, due March 11, 2014	25,000	25,000
Note Payable - $25,000, 12% interest added to note quarterly, due January 31, 2014	45,000	25,000
Note Payable - $16,000, 12% interest added to note quarterly, due January 31, 2014	16,000	16,000
Note Payable - $70,000, 12% interest added to note quarterly, due February 4, 2014	70,000	70,000
Note Payable - $40,000, 12% interest added to note quarterly, due January 31, 2014	40,000	40,000
Note Payable - $4,000, 12% interest added to note quarterly, due January 31, 2014	4,000	4,000
Note Payable - $30,000, 12% interest added to note quarterly, due January 31, 2014	30,000	30,000
Note Payable - $5,000, 12% interest added to note quarterly, due January 31, 2014	5,000	5,000
Note Payable - $20,000, 12% interest added to note quarterly, due October 31, 2013	20,000	0
Note Payable - $20,000, 12% interest added to note quarterly, due October 31, 2013	20,000	0
Note Payable - $25,000, 12% interest added to note quarterly, due October 31, 2013	25,000	0
Note Payable - $30,000, 12% interest added to note quarterly, due October 31, 2013	30,000	0
Subtotal	773,150	603,150
Less – currently payable	(773,150)	(578,150)
Long-term debt	$0	$25,000

The Company had accrued $38,017 and $52,186 of interest on the notes at July 31, 2013 and January 31, 2013 respectively.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of Preferred Stock, having a par value of $0.001 per share.  There are no preferred shares outstanding at July 31, 2013 and January 31, 2013.

Common Stock:

The Company is authorized to issue 350,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  At July 31, 2013 there were 52,458,863 shares outstanding and 50,125,528 shares outstanding at January 31, 2013.  No dividends were paid in the periods ended July 31, 2013 or year ended January 31, 2013.

Options and Warrants:

The Company had the following options or warrants outstanding at July 31, 2013:

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

NOTE 5 – EMPLOYEE BENEFIT PLANS

At July 31, 2013, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 6 – INCOME TAXES

MedCareers Group, Inc. has incurred losses since inception.  Therefore, MedCareers has no federal tax liability.  Additionally there are limitations imposed by certain transactions which are deemed to be ownership changes.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward is $5,205,053 at July 31, 2013 of which $4,260,419 is available for carryforward for federal income tax purposes and will expire in fiscal year 2026 to 2028.  Prior to November 5, 2010, there was no income tax carryforward due to the loss being incurred while the Company was taxed as a partnership and the income taxed pro rata to its partners. At July 31, 2013 and January 31, 2013, the deferred tax asset consisted of the following:

	July 31, 2013	January 31, 2013
Deferred tax asset:
Net operating loss	$1,448,542	$1,295,736
Less valuation allowance	(1,448,542)	(1.295,736)
Net deferred tax asset	$0	$0

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company may from time to time be involved with various litigation and claims that arise in the normal course of business.  As of July 31, 2013, no such matters were outstanding.

NOTE 8 - GOING CONCERN

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through July 31, 2013 of $5,205,053 and has a working capital deficit at July 31, 2013 of $1,099,515.

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

***

Results for the three and six months ended July 31, 2013

Revenue. Revenue for the three months ended July 31, 2013 and 2012 was $2,485 and $3,905, respectively. Revenue for the six months ended July 31, 2013 and 2012 was $8,220 and $5,950, respectively.

Cost of Revenues. Cost of revenues were $7,819 and $10,734 for the three months ended July 31, 2013 and 2012 respectively. Cost of revenues were $23,952 and $15,698 for the six months ended July 31, 2013 and 2012 respectively. The increase in costs was due to the operation of its websites and increasing capacity in anticipation of building business volume.

Operating Expenses. Operating expenses for the three months ended July 31, 2013 and 2012 were $238,593 and $504,792 respectively. The above expenses include depreciation and amortization amounts of $47,696 and $186,991 for the three months ended July 31, 2013 and 2012, respectively. Operating expenses for the six months ended July 31, 2013 and 2012 were $395,683 and $606,608, respectively. The above expenses include depreciation and amortization amounts of $89,633 and $219,991 for the six months ended July 31, 2013 and 2012, respectively.

Other Income (Expense). Other income represents interest paid on loans which was $19,220 and $16,677 for the three months ended July 31, 2013 and 2012, respectively, and $38,017 and $32,826 for the six months ended July 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

As of July 31, 2013, the Company had negative working capital of $1,099,515, comprised of current assets of $78,157 and current liabilities of $1,177,672.

Net cash used in operations for the six months ended July 31, 2013 was $182,518 compared to $118,502 for the six months ended July 31, 2012.

Cash used for purchase of fixed assets was $0 in the six months ended July 31, 2013 and $0 for the same period in 2011.

Cash provided by financing activities for the six months ended July 31, 2013 was $170,000 compared to $120,750 for the same period in 2012.

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

Recent Sales of Unregistered Securities

The following table describes sales of unregistered securities since the end of our last fiscal year:

	Consideration		Date	# Shares
Balance, Number of shares outstanding, January 31, 2013				50,125,528
Shares issued for deferred fees	Incentive for new loan	(1)	May, 2013	600,000
Shares issued for deferred fees	Incentive for new loan	(2)	July 19, 2013	200,000
Shares issued for deferred fees	Incentive for new loan	(3)	July 31, 2013	166,667
Shares issued for deferred fees	Incentive for new loan	(4)	July 31, 2013	133,334
Shares issued for deferred fees	Incentive for new loan	(5)	July 31, 2013	133,334
Shares issued for deferred fees	Note extension	(6)	July 31, 2013	1,100,000
Shares issued for note conversion	Convert $25,000 note	(7)	Aug 5, 2013	250,000
Balance, Number of shares outstanding, September 5, 2013				52,708,863

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

