Form 10-Q/A
period 2013-07-31
MEDCAREERS GROUP, Inc.
filed 2013-09-26
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period ___________ to ____________.

Commission File Number:  333-152444

MEDCAREERS GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	7389	26-1580812
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X] No [ ]

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [ ] Accelerated Filer [ ]
Non-Accelerated Filer [ ] Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act: Yes [ ] No [X ].

As of September 5, 2013 there were 52,708,863 shares of Common Stock of the issuer outstanding.

1

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended July 31, 2013 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on September 25, 2013, for the sole purpose of correcting the cover page of such Form 10-Q to clarify (and to check the appropriate check marks confirming) that MedCareers Group, Inc. (the “Company”) has (a) (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past 12 months (or for such shorter period that the Company was required to file such reports); and (2) been subject to such filing requirements for the past 90 days; and (b) submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that have occurred after the September 25, 2013 filing date of the Form 10-Q, or modify or update the disclosures presented therein, except to reflect the amendment described above.

2

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

By:  /s/  Timothy Armes

Timothy Armes

Chairman (Director), Chief Executive Officer, President, Secretary and Treasurer

(Principal Executive Officer and Principal Financial/Accounting Officer)

Date: September 26, 2013

3

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

4