Form 10-Q
period 2013-10-31
MEDCAREERS GROUP, Inc.
filed 2013-12-20
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X] No [ ].

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

Yes [ ] No [X ].

As of December 20, 2013 there were 57,779,962 shares of Common Stock of the issuer outstanding.

1

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Balance Sheets

October 31, 2013 and January 31, 2013

	As of October 31, 2013	As of January 31, 2013
Assets
Current Assets
Cash and Cash Equivalents	$7,697	$89,680
Other Current Assets	1,095	—
Total Current Assets	8,792	89,680

Property, Plant & Equipment
Equipment	1,799	1,799
Less: Accumulated Amortization	(1,799)	(1,799)
Total Property, Plant & Equipment	0	0

Other Assets
Deferred Loan Fees (net)	13,750	92,217

Total Assets	$22,542	$181,897

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$58,017	$6,918
Accrued Expenses	18,661	11,852
Due to Related Parties	243,093	178,143
Accrued Interest Payable	104,767	89,333
Current Portion of Long Term Debt	555,650	578,150
Total Current Liabilities	980,189	864,396

Long Term Liabilities
Notes Payable	555,650	603,150
Less: Current Portion	(555,650)	(578,150)
Total Long Term Liabilities	0	25,000

Total Liabilities	980,189	889,396

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares, none outstanding
Common Stock, $0.001 par value, 350,000,000 shares,
57,562,962 and 50,125,528 shares issued and outstanding	57,563	50,126

Additional Paid In Capital	4,638,531	3,997,996
Accumulated (Deficit)	(5,653,740)	(4,755,621)
Total Stockholders’ Equity (Deficit)	(957,647)	(707,499)

Total Liabilities and Stockholders’ Equity	$22,542	$181,897

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Statement of Operations

For the Three and Nine Months Ended October 31, 2013 and 2012, and

Cumulative Since Re-Entering the Development Stage January 1, 2009 Through October 31, 2013

	Three Months Ended		Nine Months Ended		Cumulative Since Re-entering the Development Stage, Jan 1, 2009
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012

Revenue	$3,185	$8,040	$11,405	13,990	$52,569
Cost of Sales	7,017	7,430	30,969	23,128	141,683
Gross Profit (Loss)	(3,832)	610	(19,564)	(9,138)	(89,114)

Operating Expenses:
Depreciation and Amortization	162,168	54,825	251,801	274,816	799,581
Selling and Marketing	6,806	7,712	20,692	21,129	105,113
General and Administrative	253,151	96,974	545,315	470,174	3,360,240
Total Operating Expenses	422,125	159,511	817,808	766,119	4,264,934

Net Operating Loss	(425,937)	(158,901)	(837,372)	(775,257)	(4,354,048)

Other Income (Expense)
Loss on Sale of Assets	0	0	0	0	(4,087)
Loss on Recapitalization	0	0	0	0	(223,454)
Interest Expense	(22,731)	(17,760)	(60,748)	(50,586)	(399,250)
Total Other Income (Expense)	(22,731)	(17,760)	(60,748)	(50,586)	(626,791)

Net Loss	$(448,688)	$(176,661)	$(898,120)	(825,843)	$(4,980,839)

Basic and Diluted Earnings (Loss) per share	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Weighted Average Shares Outstanding:
Basic and Diluted	54,493,241	47,256,131	51,039,602	45,016,265

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Nine Months Ended October 31, 2013 and

For the Year Ended January 31, 2013

				Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Totals

Balance, January 31, 2012	43,315,000	$43,315	$2,819,470	$(3,407,669)	$(544,884)

Issuance of Common Stock for Cash	3,220,000	3,220	318,780		322,000
Issuance of Common Stock for Services	750,000	750	74,250		75,000
Issuance of Common Stock for Deferred Fees	2,840,528	2,841	307,129		309,970

Stock Option Expense			478,367		478,367

Net (Loss)				(1,347,952)	(1,347,952)

Balance, January 31, 2013	50,125,528	$50,126	$3,997,996	$(4,755,621)	$(707,499)

Issuance of Common Stock for Cash	199,000	199	19,701		19,900
Issuance of Common Stock for Services	1,700,000	1,700	138,300		140,000
Issuance of Common Stock for Deferred Fees	1,732,720	1733	171,600		173,333
Issuance of Common Stock for Debt and Accrued Interest	3,805,714	3,805	310,934		314,739

Net (Loss)				(898,120)	(898,120)

Balance, October 31, 2013	57,562,962	$57,563	$4,638,531	$(5,653,741)	$(957,647)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Nine Months Ended October 31, 2013 and 2012, and

Cumulative Since Re-Entering the Development Stage January 1, 2009 Through October 31, 2013

	Nine Months Ended October 31, 2013	Nine Months Ended October 31, 2012	Cumulative Since Re-Entering the Development Stage, January 1, 2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(898,120)	$(825,843)	$(4,980,839)

Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and Amortization of Property and Equipment	0	0	25,826
Amortization of Deferred Loan Fees	251,801	274,816	773,754
Common Stock Issued for Services	140,000	75,000	305,000
Stock Option Expense	0	178,384	1,986,017
Change in Assets and Liabilities:
(Increase) Decrease in Other Current Assets	(1,095)	400	59,099
(Increase) Decrease in Other Assets	0	0	0
Increase (Decrease) in Accounts Payable	51,099	0	66,237
Increase (Decrease) in Accrued Expenses	61,982	51,032	154,328
Increase (Decrease) in Due to Related Party	64,950	83,664	243,093
Increase (Decrease) in Other Liabilities	0	0	0
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(329,383)	(163,347)	(1,367,485)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Disposal of Fixed Assets	0	0	191,026
Purchase of Fixed Assets	0	0	(215,543)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	0	0	(24,427)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	227,500	45,650	805.650
Payments on Notes Payable	0	0	(35,731)
Proceeds from Sale of Common Stock	19,900	122,000	341,900
Debt Assumed on Acquisition	0	0	246,670
Debt Assumed by Buyer on Asset Sale	0	0	(185,939)
Interest Added to Notes Payable	0	0	209,429
Common Stock Issued on Recapitalization	0	0	16,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	247,400	167,650	1,397,979

NET INCREASE (DECREASE) IN CASH	(81,983)	4,302	6,067
Cash, beginning of period	89,680	912	1,630

Cash, end of period	$7,697	$5,214	$7,697

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$4,575	$0	$43,,518
Taxes paid	$0	$0	$0
Issuance of Common Stock for Services	$140,000	$75,000	$305,000
Issuance of Common Stock for Debt	$314,739	$0	$1,199,210
Issuance of Common Stock for Loan Fees	$173,333	$309,970	$787,503

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Notes to Financial Statements

October 31, 2013 and January 31, 2013

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

Advertising Costs:

The Company incurred no advertising costs for the periods ended October 31, 2013 and 2012.

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

There were no potentially dilutive common stock equivalents as of January 31, 2013, therefore basic earnings per share equals diluted earnings per share for the year ended January 31, 2013.  The Company had 8,743,000 options outstanding at January 31, 2013. As the Company incurred a net loss during the year ended January 31, 2013, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

As the Company incurred a net loss during the period ended October 31, 2013, the basic and diluted loss per common share is the same amount.   As of October 31, 2013, the Company had 11,970,500 stock options outstanding and zero options that could potentially have a dilutive effect on basic earnings per share in the future. As the Company incurred a net loss during the period ended October 31, 2013, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flows.

NOTE 2 – DEFERRED LOAN FEES

Deferred loan fees represent fees paid to make or extend notes payable. Stock was issued and valued at the date of issue and amortized over the term of the loan. Deferred loan fees at October 31, 2013 and January 31, 2013 were as follows:

	October 31, 2013	Jan 31, 2013
Deferred Loan Fees – Net	$13,750	$92,217

NOTE 3 - NOTES PAYABLE

The components of the Company’s debt as of October 31, 2013 and January 31, 2013 were as follows:

	Oct, 2013	Jan, 2013
Note Payable - $100,000, 12% interest payable monthly or accrued, due Nov 4, 2013	$100,000	$100,000
Note Payable - $223,150, 12% interest payable monthly or accrued, due Jan 31, 2014	223,150	288,150
Note Payable - $25,000, 12% interest payable monthly or accrued, due Oct 31, 2013	25,000	25,000
Note Payable - $45,000, 12% interest added to note quarterly, due January 31, 2014	45,000	25,000
Note Payable - $16,000, 12% interest added to note quarterly, due January 31, 2014	16,000	16,000
Note Payable - $70,000, 12% interest added to note quarterly, due February 4, 2013	—	70,000
Note Payable - $40,000, 20% interest added to note quarterly, due October 31, 2013	40,000	40,000
Note Payable - $4,000, 12% interest added to note quarterly, due January 31, 2014	4,000	4,000
Note Payable - $30,000, 12% interest added to note quarterly, due November 5, 2013	—	30,000
Note Payable - $25,000, 12% interest added to note quarterly, due October 31, 2013	25,000	0
Note Payable - $5,000, 12% interest added to note quarterly, due November 5, 2013	5,000	5,000
Note Payable - $30,000, 12% interest added to note quarterly, due October 31, 2013	30,000	0
Note Payable - $42,500, 12% interest added to note quarterly, due April 23, 2013	42,500	0
Subtotal	555,650	603,150
Less – currently payable	(555,650)	(578,150)
Long-term debt	$0	$0

The Company expensed $60,748 of interest, of which $4,575 was paid and the balance added to accrued interest at October 31, 2013 and $52,186 of interest expense at January 31, 2013 respectively.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of Preferred Stock, having a par value of $0.001 per share.  There are no preferred shares outstanding at October 31, 2013 and January 31, 2013.

Common Stock:

The Company is authorized to issue 350,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  At October 31, 2013 there were 57,562,962 shares outstanding and 50,125,528 shares outstanding at January 31, 2013.  No dividends were paid in the periods ended October 31, 2013 or year ended January 31, 2013.

In the nine months ended October 31, 2013, the Company issued common stock for the following:

199,000 shares issued for cash for $19,900;

1,700,000 shares issued for services valued at $140,000;

1,732,720 shares issued for loan fees;

3,805,714 for conversion of $275,000 notes payable and accrued interest of $39,739.

Options and Warrants:

The Company had the following options or warrants outstanding at October 31, 2013:

Issued To	# Options	Dated	Expire	Strike Price
President and CEO	4,000,000	11/18/2010	11/18/2015	$0.25 per share
Vice President	2,000,000	11/18/2010	11/18/2015	$0.25 per share
Shareholder	127,500	08/28/2011	08/28/2016	$0.10 per share
Shareholder	50,000	04/04/2012	04/04/2013	$0.20 per share
Shareholder	8,000	04/27/2012	04/27/2013	$0.20 per share
Shareholder	127,500	04/29/2012	04/29/2017	$0.10 per share
Shareholder	200,000	05/17/2012	05/17/2013	$0.20 per share
Shareholder	50,000	05/22/2012	05/22/2013	$0.20 per share
Shareholder	80,000	05/21/2012	05/21/2013	$0.20 per share
Shareholder	25,000	07/12/2012	07/12/2013	$0.20 per share
Shareholder	25,000	07/10/2012	07/10/2013	$0.20 per share
Shareholder	50,000	08/09/2012	08/09/2013	$0.20 per share
Shareholder	1,000,000	08/31/2012	08/31/2016	$0.12 per share
Shareholder	2,000,000	01/18/2013	01/18/2018	$0.12 per share
Shareholder	100,000	03/29/2013	03/29/2016	$0.10 per share
Shareholder	127,500	07/31/2013	07/30/2018	$0.10 per share
CFO	2,000,000	09/23/2013	09/22/2016	$0.25 per share
Total	11,970,500

NOTE 5 – EMPLOYEE BENEFIT PLANS

At October 31, 2013, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 6 – INCOME TAXES

MedCareers Group, Inc. has incurred losses since inception.  Therefore, MedCareers has no federal tax liability.  Additionally there are limitations imposed by certain transactions which are deemed to be ownership changes.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward is $5,653,740 at October 31, 2013 of which $4,709,107 is available for carryforward for federal income tax purposes and will expire in fiscal year 2026 to 2028.  Prior to November 5, 2010, there was no income tax carryforward due to the loss being incurred while the Company was taxed as a partnership and the income taxed pro rata to its partners. At October 31, 2013 and January 31, 2013, the deferred tax asset consisted of the following:

	October 31, 2013	Jan 31, 2013
Deferred tax asset:
From net operating loss	$1,601,096	$1,295,736
Less valuation allowance	(1,601,096)	(1,295,736)
Net deferred tax asset	$0	$0

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company may from time to time be involved with various litigation and claims that arise in the normal course of business.  As of October 31, 2013, no such matters were outstanding.

NOTE 8 - GOING CONCERN

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through October 31, 2013 of $5,653,740 and has a working capital deficit at October 31, 2013 of $971,397.

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

***

Results for the three and nine months ended October 31, 2013

Revenue. Revenue for the three months ended October 31, 2013 and 2012 was $3,185 and $8,040, respectively. Revenue for the nine months ended October 31, 2013 and 2012 was $11,405 and $13,990, respectively.

Cost of Revenues. Cost of revenues were $7,017 and $7,430 for the three months ended October 31, 2013 and 2012 respectively. Cost of revenues were $30,969 and $23,128 for the nine months ended October 31, 2013 and 2012 respectively. The increase in costs was due to the operation of its websites and increasing capacity in anticipation of building business volume.

Operating Expenses. Operating expenses for the three months ended October 31, 2013 and 2012 were $422,125 and $159,511 respectively. The above expenses include depreciation and amortization amounts of $162,168 and $54,825 for the three months ended October 31, 2013 and 2012, respectively. Operating expenses for the nine months ended October 31, 2013 and 2012 were $817,808 and $766,119, respectively. The above expenses include depreciation and amortization amounts of $251,801 and $274,816 for the nine months ended October 31, 2013 and 2012, respectively. The significant increase in the quarterly expenses was due to the legal, professional and auditing fees incurred in order to bring our regulatory filings up to date.

Other Income (Expense). Other income represents interest paid on loans which was $22,731 and $17,760 for the three months ended October 31, 2013 and 2012, respectively, and $60,748 and $50,586 for the nine months ended October 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

As of October 31, 2013, the Company had negative working capital of $971,397, comprised of current assets of $8,792 and current liabilities of $980,189.

Net cash used in operations for the nine months ended October 31, 2013 was $329,383 compared to $163,347 for the nine months ended October 31, 2012.

Cash used for purchase of fixed assets was $0 in the nine months ended October 31, 2013 and $0 for the same period in 2012.

Cash provided by financing activities for the nine months ended October 31, 2013 was $247,400 compared to $167,650 for the same period in 2012.

The Company has borrowed funds and/or sold stock for working capital.  These transactions are detailed in the section “Recent Sales of Unregistered Securities”.

Currently the Company does not have sufficient cash reserves or revenues to meet its contractual obligations under its outstanding notes payable and to pay its ongoing monthly expenses, which the Company anticipates totaling approximately $250,000 over the next 12 months.  The Company has been able to continue operating to date largely from loans made by its shareholders and other debt financings to date.  The Company is currently looking at both short-term and more permanent financing opportunities, including debt or equity funding, bridge or short term loans, and/or traditional bank funding, but we have not decided on any specific path moving forward.  Until we have raised sufficient funding to pay our ongoing expenses associated with being a public company, and we have sufficient funds to support our planned operations, the Company can provide no assurances that it will be able to meet its short and long term liquidity needs, until necessary financing is secured.  The Company continues to generate revenue from the Nurses Lounge business, which the Company believes will increase to the point where the Company can cover its basis monthly obligations, of which there can be no assurance.

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

ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures are once again effective.  Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended October 31, 2013 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The following table describes sales of unregistered securities since the end of our last fiscal year:

	Consideration		Date	# Shares
Balance, Number of shares outstanding, January 31, 2013				50,125,528
Shares issued for deferred fees	Incentive for new loan	(1)	Feb, 2013	600,000
Shares issued for deferred fees	Incentive for new loan	(2)	July 19, 2013	200,000
Shares issued for deferred fees	Incentive for new loan	(3)	July 31, 2013	166,667
Shares issued for deferred fees	Incentive for new loan	(4)	July 31, 2013	133,334
Shares issued for deferred fees	Incentive for new loan	(5)	July 31, 2013	133,334
Shares issued for deferred fees	Note extension	(6)	July 31, 2013	1,100,000
Shares issued for note conversion	Convert $25,000 note	(7)	Aug 5, 2013	250,000
Shares issued for note conversion	Convert $20,000 note			200,000
Shares issued for note conversion	Convert $20,000 note			200,000
Shares issued to convert note plus accrued interest	Convert $140,000 + Int.			2,205,714
Shares issued to convert note plus accrued interest	Convert $70,000 + Int.			949,385
Issue common stock for services	Services			1,000,000
Issue common stock for services	Services			100,000
Issue common stock for cash	Cash @ $0.10 per share			199,000
Issue common stock for services	Services			100,000
Issue common stock for cash	Cash @ $0.10 per share			20,000
Shares issued for note conversion	Convert portion of note			97,000

Balance, Number of shares outstanding, December 20, 2013				57,779,962

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

(3) 166,667 shares were issued on 7/31/2013 in consideration for lending the Company $25,000, note dated October 31, 2013, 12% annual interest rate, due Oct 31, 2013. Additionally, the note is convertible at $0.10 per share. The value of these shares was determined on the day of agreement and booked in the financial statements as Deferred Fees and amortized over the life of the loan.

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

(4) 133,334 shares were issued on 7/31/2013 in consideration for lending the Company $20,000, note dated October 31, 2013, 12% annual interest rate, due Oct 31, 2013. Additionally, the note is convertible at $0.10 per share. The value of these shares was determined on the day of agreement and booked in the financial statements as Deferred Fees and amortized over the life of the loan.

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

(5) 133,334 total shares issued on 7/31/2013, In consideration for lending the Company $20,000, note dated October 31, 2013, 12% annual interest rate, due Oct 31, 2013 - the note was converted on August 5, 2013. Additionally, the note is convertible at $0.10 per share. The value of these shares was determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(8) Conversion of Note dated July 31, 2013 that had a conversion feature at $.10 per share. These shares were issued for the conversion of a $20,000 note.

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

(9) Conversion of Note dated July 31, 2013 that had a conversion feature at $.10 per share. These shares were issued for the conversion of a $20,000 note.

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

(10) Conversion of Note dated July 31, 2013 that had a conversion feature at $.07 per share. These shares were issued for the conversion of a $140,000 note plus accrued interest.

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

(11) Conversion of Note dated July 31, 2013 that had a conversion feature at $.10 per share. These shares were issued for the conversion of a $70,000 note plus accrued interest.

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

(12) Sale of 199,000 shares of common stock for cash at $.10 per share.

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

Options and Warrants

(13)  Three options for 127,500 shares of restricted common stock at an exercise price of $0.10 per share and for a term of 5 years was awarded Geneva7, LLC in consideration for loaning the Company $25,000 and renewing the note two additional times. Geneva7, LLC originally loaned the Company $25,000 at 12% interest on August 29, 2011 and was awarded an option to purchase 127,500 shares of restricted common stock at an exercise price of $0.10. The term of the option is 5 years. The loan matured on April 30th 2012 and Geneva 7 agreed to renew the loan and accrue interest thru October 31, 2013 and additionally renewed the loan thru October 31, 2013 when it matured on October 31, 2013. With each additional renewal Geneva7 received an additional option to purchase 127,500 shares of restricted common stock at an exercise price of $0.10 per share and for a term of 5 years.

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

(14) Warrant to purchase 1,000,000 shares. The Company entered into a contract for services with Horse and Hammerhead Marketing Solutions, LLC, a management consulting firm. Based on the agreement, the consultant was issued a warrant for 1,000,000 shares of MCGI’s restricted common stock at an exercise price of $0.12 per/share with a 4-year term.

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

(15) Warrant to purchase 100,000 shares. The Company entered into a contract for services with EBCO, LLC. Based on the agreement, in consideration for extending their $16,000 loan, they were issued a warrant for 100,000 shares of MCGI’s restricted common stock at an exercise price of $0.10 per/share, expiring March 29, 2016.

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

(16) Warrant to purchase 2,000,000 shares as part of an employment agreement. The Company entered into an employment agreement with our CFO. Based on the agreement, in consideration for accepting the position of CFO, he was issued a warrant for 1,000,000 shares of MCGI’s restricted common stock at an exercise price of $0.25 per share, expiring September 23, 2016.

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

Date: December 20, 2013

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

