Form 10-K
period 2014-01-31
MEDCAREERS GROUP, Inc.
filed 2014-05-15
CIK 1438901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

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

Yes [ ] No [X]

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the average bid and asked prices of the common stock on January 31, 2014 (the last business day of the registrant’s most recently completed fiscal period covered by this report) was approximately $1.5 million.

Number of common shares outstanding at May 10, 2014: 65,715,368

MEDCAREERS GROUP, INC.

FORM 10-K

TABLE OF CONTENTS

PART I

ITEM 1.	Business	4
ITEM 1A.	Risk Factors	7
ITEM 1B.	Unresolved Staff Comments	14
ITEM 2.	Properties	14
ITEM 3.	Legal Proceedings	14
ITEM 4.	None	14

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities	13
ITEM 6.	Selected Financial Data	21
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	21
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	24
ITEM 8.	Financial Statements and Supplementary Data	25
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	25
ITEM 9A.	Controls and Procedures	25
ITEM 9B.	Other Information	26

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	27
ITEM 11.	Executive Compensation	29
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	31
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	33
ITEM 14.	Principal Accounting Fees and Services	35

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	36

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

We Require Additional Capital In Order To Take The Necessary Steps To Grow Our Business.

Currently, the Company does not have available funds to develop the marketing and advertising materials or fund other operating and general and administrative expenses necessary to grow its business.  The Company has decided to abandon the previously announced acquisition targets described above and focus on the Nurses Lounge business which does not require significant capital.  The Company believes that moving forward it will be able to enlist commission based sales persons to generate sales and revenue without incurring significant overhead.  The Company has used some available funds to hire independent contractors to pursue sales.  If we cannot secure additional financing, our growth and operations could be impaired by limitations on our access to capital. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it could have a material adverse impact upon our ability to conduct our business operations and pursue our expansion of Nurses Lounge.  As of the date of this report, we have only limited operations, and did not generate any significant revenues during the years ended January 31, 2014 or 2013.   In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan, which could cause any securities in the Company to be worthless.

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

We Have Historically Generated Limited Revenues And Have Generated Only Nominal Revenues For A Period Of Over Two Years.

We generated nominal revenues for the years ended January 31, 2013 and 2012 of $18,374 and $20,153 respectively. Furthermore, we anticipate our expenses increasing in the future.  We do not currently generate significant revenues.  We can make no assurances that we will be able to generate any revenues in the future, that we will have sufficient funding to support our operations and pay our expenses.  In the event we are unable to generate revenues and/or support our operations, we will be forced to curtail and/or abandon our current business plan and any investment in the Company could become worthless.

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

Timothy Armes, The Chief Executive Officer Of The Company, Exercises Significant Voting Control Over The Company.

As a result of the Exchange and the other transactions described above, Timothy Armes, the former largest shareholder of Nurses Lounge and our Chief Executive Officer and sole director, has beneficial ownership of 18,902,795 shares (such shares includes 4 million shares issuable upon the exercise of outstanding options) or approximately 28.76% of the Company’s common stock.  Therefore, Mr. Armes currently has significant voting control in determining the outcome of all corporate transactions or other matters, including the election and removal of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Armes from any officer position or director position he may choose to hold within the Company, which will mean he will remain in constructive control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

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

Our Losses Raise Doubt As To Whether We Can Continue As A Going Concern.

We had cumulative operating losses through January 31, 2014 of $5,843,308 and had a working capital deficit at January 31, 2014 of $1,098,342.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or obtain profitable operations. As such, there is substantial doubt as to our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

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

The Market for Our Common Stock is Illiquid, Sporadic and Subject to Wide Fluctuations.

Our common stock currently trades on the OTCQB under the symbol “MCGI” and historically only a limited number of shares of our common stock have traded.  There may not be an active public market for our common stock in the future. If there is an active market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;
12

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

Calendar Quarter Ending	Low	High
January 31, 2014	0.01	0.15
October 31, 2013	0.06	0.35
July 31, 2013	0.10	0.48
April 31, 2013	0.17	0.35

January 31, 2013	0.03	0.18
October 31, 2012	0.03	0.15
July 31, 2012	0.01	0.19
April 31, 2012	0.08	0.60

No cash dividends on the Company common stock have been declared or paid since the Company's inception. The Company had approximately 70 shareholders at May 10, 2014. This does not include shareholders that hold their shares in street name or with a broker.

Recent Sales of Unregistered Securities

	Consideration		Date	# Shares
Balance, Number of shares outstanding, January 31, 2012				43,315,000

Sale of common shares for cash	$0.10 per share	(1)	Various	1,220,000
Sale of common shares for cash	$0.10 per share	(2)	Various	2,000,000
Shares issued for deferred fees	Incentive for new loan	(3)	Feb 28, 2012	134,500
Shares issued for consulting services	Services @ $0.10/share	(4)	July 2012	500,000
Shares issued for consulting services	Services @ $0.10/share	(5)	August 2012	250,000
Shares issued for deferred fees	Incentive for new loan	(6)	Sept 30, 2012	1,777,778
Shares issued for deferred fees	Incentive for new loan	(7)	Oct 2, 2012	478,250
Shares issued for deferred fees	Incentive for new loan	(8)	Oct 2, 2012	450,000
Shares issued for consulting services	Services @ $0.10/share	(9)	Nov 2012	600,000
Balance, Number of shares outstanding, January 31, 2013				50,125,528

Shares issued for deferred fees	Incentive for new loan	(10)	July 19, 2013	200,000
Shares issued for deferred fees	Incentive for new loan	(11)	July 31, 2013	166,667
Shares issued for deferred fees	Incentive for new loan	(12)	July 31, 2013	133,334
Shares issued for deferred fees	Incentive for new loan	(13)	July 31, 2013	133,334
Shares issued for deferred fees	Note extension	(14)	July 31, 2013	1,100,000
Shares issued for note conversion	Convert $25,000 note	(15)	Aug 5, 2013	250,000
Shares issued for note conversion	Convert $20,000 note	(16)	Aug 10, 2013	200,000
Shares issued for note conversion	Convert $20,000 note	(17)	Aug 10, 2013	200,000
Shares issued for note conversion and accrued interest	Convert $140,000 note + Int	(18)	Aug 10, 2013	2,205,714
Shares issued for note conversion and accrued interest	Convert $70,000 note + Int	(19)	Aug 10, 2013	949,385
Shares issued for cash at $0.10 per share	Sale of shares for cash	(20)	Sept 2013	199,000
Shares issued for services	Services @ $0.10/share	(21)	Sept 23, 2013	1,000,000
Shares issued for services	Services @ $0.10/share	(22)	Oct 3, 2013	100,000
Shares issued for cash at $0.10 per share	Sale of shares for cash	(23)	Oct 28, 2013	20,000
Shares issued for cash at $0.10 per share	Sale of shares for cash	(24)	Nov 27, 2013	30,000
Shares issued for services	Services @ $0.10/share	(25)	Nov 3, 2013	100,000
Shares securing assets sold based on market	Shares sold at market	(26)	Dec 9, 2013	8,002,406
Balance, Number of shares outstanding, January 31, 2014				65,715,368

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

 (6) 1,777,778 shares issued in September, 2012. On October 28th, 2011, Optimus MCGI Holdings, LLC made the company a short-term (6-month) $40,000 loan at an annual Interest rate of 20%. In consideration for lending the Company $40,000, the Company granted Optimus Holdings MCGI, LLC an option to buy 1,777,778 shares of the Company's restricted common stock at $0.045 per share. At the end of the first Term Interest was paid and the note was extended an additional 3 months. As an incentive to extend the note the option was canceled and shares totaling 1,777,778 was granted to Optimus. At the end of the 3 month extension Optimus was issued 1,777,778 restricted shares and it was agreed that interest would accrue until such time the Company had the ability to make timely interest and principle payments in order to extinguish the obligation.

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

 (13) 133,334k total shares issued on 7/31/2013, In consideration for lending the Company $20,000, note dated July 31, 2013, 12% annual interest rate, due Oct 31, 2013 - the note was converted on August 5, 2013. Additionally, the note is convertible at $0.10 per share. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(16) Conversion of Note dated July 31, 2013 that had a conversion feature at $.10 per share. These shares were issued for the conversion of a $20,000 note.

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

(17) Conversion of Note dated July 31, 2013 that had a conversion feature at $.10 per share. These shares were issued for the conversion of a $20,000 note.

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

(18) Conversion of Note dated July 31, 2013 that had a conversion feature at $.07 per share. These shares were issued for the conversion of a $140,000 note plus accrued interest of $14,400.

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

(19) Conversion of Note dated July 31, 2013 that had a conversion feature at $.10 per share. These shares were issued for the conversion of a $70,000 note plus accrued interest of $24,938.

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

(20) Sale of 199,000 shares of common stock to various parties at $0.10 per share.

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

(21) Issue 1,000,000 shares of common stock at $0.07 per share to our Chief Financial Officer for services provided and as an incentive to join the Company.

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

(22) Issue 100,000 shares of common stock at $0.10 per share to an investment banker for services provided to the Company.

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

(23) Sale of 20,000 shares of common stock at $0.10 per share.

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

(24) Sale of 30,000 shares of common stock at $0.10 per share.

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

(25) Issue 100,000 shares of common stock at $0.12 per share to an investment banker for services provided to the Company.

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

(26) Note securing all the assets of the company was sold and guaranteed by shares of the company at market. The note was converted and the note holder sold the stock in the market to satisfy the note.

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

Options and Warrants

(27) Three options for 127,500 shares of restricted common stock at an exercise price of $0.10 per share and for a term of 5 years was awarded Geneva7, LLC in consideration for loaning the company $25,000 and renewing the note two additional times. Geneva7, LLC originally loaned the company $25,000 at 12% interest on August 29, 2011 and was awarded an option to purchase 127,500 shares of restricted common stock at an exercise price of $0.10. The term of the option is 5 years. The loan matured on April 30th 2012 and Geneva 7 agreed to renew the loan and accrue interest thru July 31, 2013 and additionally renewed the loan thru October 31, 2103 when it matured on July 31, 2013. With each additional renewal Geneva7 received an additional option to purchase 127,500 shares of restricted common stock at an exercise price of $0.10 per share and for a term of 5 years. This note was sold to a third party who converted the note into common shares at market and sold the shares.

(28) Warrant 1,000,0000 shares. The Company entered into a contract for services with Horse and Hammerhead Marketing Solutions, LLC , a management consulting firm. Based on the agreement, the consultant was issued a warrant for 1,000,000 shares of MCGI’s restricted common stock at an exercise price of $0.12 per/share with a 4-year term.

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

(29) Warrant 100,000 shares. The Company entered into a contract for services with EBCO, LLC. Based on the agreement, in consideration for extending their $16,000 loan, they were issued a warrant for 100,000 shares of MCGI’s restricted common stock at an exercise price of $0.10 per/share, expiring March 29, 2016.

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

(30) Option for 1,000,000 common shares granted to the Chief Financial Officer as part of his accepting the position with the Company. The options have a strike price of $0.25 per share and expire on November 18, 2015.

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

The following table provides information as of January 31, 2014 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding those in first column)
Equity compensation plans approved by the security holders	-	$-	-
Equity compensation plans not approved by the security holders	8,000,000	$0.25	-
Total	8,000,000	$$0.25	-

Certain options outstanding to consultants or shareholders are detailed in the prior section “Recent sales of Unregistered Securities”.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plans Moving Forward

Moving forward in the near term, management intends to maintain concentration on growing individual nurse membership by adding Nursing Schools, Student Nurse Associations and Professional Nurse Associations to our network.

We will continue to do this by introducing these organizations to and educating them on the benefits that our network offers. Specifically in terms of providing them a free, branded turn-key solution for instant communications of news and information to their constituents as well as increased exposure for their organization to the broader nursing profession.

As these organizations join our network they invite their members to join their “interactive lounge”. As an example, the University of Texas at Arlington College of Nursing to date has had over 900 students, alumni and faculty connect with them in the Nurses Lounge via an invitation sent from the Dean of their nursing school as well as Nurses Lounge “NL” icon they have placed on their web site.

We also intend to strengthen our brand and grow membership through the introduction of explainer videos for each segment of our target market including one for schools, associations and employers. A general overview explainer video was launched in February 2014 and from this we have seen increased membership from nurses across the country not associated with a specific member organizations.

Additionally, we are looking to update our network to version 2.0. This upgraded version will look to bring an updated interface and new functionality that can better serve organizations and individual nurse members including a more detailed professional profile page and the ability to deliver contextual ads to members based on key words. It will also have single sign-on and be more integrated with our job board and continuing education offerings that we hope to roll out by the end of fiscal year 2015.

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

Moving forward throughout fiscal year 2015, we hope to expand our services with Student Nurse Associations (SNAs), by providing a needed professional communication platform allowing them to help communicate more efficiently with current members while additionally building their organizations membership. Additionally, with our administration and SEC reporting obligations current, we will be positioned to spend the majority of any equity raised to build a national sales team with needed sales and marketing. The Company estimates it needs $750,000 to fully implement its business plan. However, the Company can support its operations for the next 180 days via access to various convertible loans until permanent funding can be attained from permanent sources.

Recent Activity

From the launch of the Nurses Lounge network in 2009 through the year ending January 31, 2012, Nurses Lounge focused on working with organizations around the Dallas Fort Worth, Texas area. This process and time allowed us to better understand the communication needs and desires of these organizations and provided us the insight on how best to structure the network to meet the communication needs of our target markets across the nation.

During the fiscal year ending January 31, 2014, with 2 full time employees and 3 consultants, Nurses Lounge continued to concentrate on building out the network for 4 year BSN schools across the nation and positioned ourselves for a national rollout as funds became available and selected associations across the U.S.

As part of this concentration we developed a scholarship program. The scholarship program was created as an incentive to eligible 4-year BSN schools to join and use the network while providing financial help to some deserving students. As part of the program, the school must place the "NL" icon on its website (similar to Facebook and Twitter, for example) linking to its interactive lounge page, and within 30 days must have a minimum of 100 members in its Lounge.

As of May 10, 2014, eighteen schools from across the U.S. had been awarded scholarships under the program, six more schools had qualified for scholarships and an additional 20 schools have started the process.

Under the program, once a school joins and adds 100 members, we find that they do not stop there. As example, University of Texas has more than 500 members and San Francisco State University is already over 200 members. We believe that each school that joins should be able to add a minimum of 1,000 members to our network.

Because of the interest we have extended the program to provide scholarships to a total of 100 schools. This equates to 20% of our ultimate goal of 500 BSN schools (out of approximately 700 BSN schools) and, where studies of innovation show this to be the high end of the critical mass scale or tipping point of the adoption of a network by the targeted audience.

At the end of January 2014 we began the development of a mobile app as a more effective way for members to utilize our service via their mobile devices. Estimated completion date was estimated to be in April as noted in a February 21, 2014 press release.

As of April 1, 2014, we had paid for approximately 80% of the estimated development costs and had completed a majority of the App. To date, however, we have been unable to complete the app until our network service provider, Oracle Corporation, finishes providing new APIs. We will release the updated completion date once we are provided the information.

We also continued to grow our “Nursing Faculty” specialty job site that we launched in June of 2012. At the end of 2013 we increased single 60-day faculty job postings to $245 from $195 with little to no market resistance. Additionally, we increased our annual unlimited job-posting package from a $495 launch special to $695. Because of limited personnel most of these sales came from schools responding to information sent via email blasts and paid via credit card. We believe as more schools join our service and we can hire a dedicated sales representative that there is an opportunity to grow sales in this vertical to the high six-figure income range.

Results of Operations For the Year Ended January 31, 2013 compared to the year ended January 31, 2012

We had revenue of $18,374 for the year ended January 31, 2014, compared to $20,153 for the year ended January 31, 2013. We had total cost of revenues of $55,500 and total gross loss of $37,126 for the year ended January 31, 2014, compared to cost of revenues of $39,414 and total gross loss of $19,261 for the year ended January 31, 2013.

We had total operating expenses of $1,046,579 for the year ended January 31, 2014, consisting of $265,551 of depreciation and amortization, $36,468 of selling and advertising expenses and $670,307 of general and administrative expenses, approximately half of which was stock option expense (non-cash). For the year ended January 31, 2013, we had total operating expenses of $1,258,537, consisting of depreciation and amortization of $331,556, $40,526 of selling and advertising expenses and $886,425 of general and administrative expenses.

We had total other expenses of $78,235 for the year ended January 31, 2014, compared to total other expenses of $70,154 for the year ended January 31, 2013. Other expense was made up totally of interest in both 2014 and 2013.

We had a net loss of $1,087,688 for the year ended January 31, 2014, compared to a net loss of $1,347,952 for the year ended January 31, 2013, a decrease in net loss of $260,264 from the prior period, due to mainly to a decrease in amortization of deferred fees.

Liquidity and Capital Resources

As of January 31, 2014, the Company had total current assets of $7,699, consisting solely of cash and accounts receivable. We had total liabilities of $1,106,041, all of which are current liabilities made up of accounts payable of $61,141, accounts payable to related parties of $246,808, accrued expenses of $13,998, accrued interest payable of $173,444 and $610,650 of debt, all short term, in connection with working capital loans.

We had negative working capital of $1,098,342 as of January 31, 2012.

Net cash used in operations for the year ended January 31, 2014 was $414,781 compared to $316,382 for the year ended January 31, 2013.

Cash provided from the disposal of fixed assets was $0 for the year ended January 31, 2014 and 2013.

Cash provided by financing activities for the year ended January 31, 2014 was $332,400 compared to $405,150 for the year ended January 31, 2013. This is primarily due to an increase in the proceeds from notes payable.

The Company has borrowed funds and/or sold stock for working capital. These transactions are detailed in the section “Recent Sales of Unregistered Securities”.

Currently the Company does not have sufficient cash reserves to meet its contractual obligations and its ongoing monthly expenses, which the Company anticipates totaling approximately $250,000 over the next 12 months.  The Company has been able to continue operating to date largely from loans made by its shareholders, other debt financings and sale of common stock.  The Company is currently looking at both short-term and more permanent financing opportunities, including debt or equity funding, bridge or short term loans, and/or traditional bank funding, but we have not decided on any specific path moving forward.  Until we have raised sufficient funding to pay our ongoing expenses associated with being a public company, and we have sufficient funds to support our planned operations, the Company can provide no assurances that it will be able to meet its short and long term liquidity needs, until necessary financing is secured.  The Company some generates revenue from the Nurses Lounge business, which the Company hopes will increase to the point where the Company can finance at least a substantial portion of the Company’s obligations, of which there can be no assurance.

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

Item 8. Financial Statements and Supplementary Data

Incorporated into and forming an integral part of this Annual Report on Form 10-K are the audited financial statements for the Company for the years ended January 31, 2014 and 2013. The financial statements included in this Annual Report on Form 10-K have been audited by The Hall Group, CPAs, independent registered public accountants, as set forth in their report. The financial statements have been included in reliance upon the authority of them as experts in accounting and auditing.

Table of Contents of Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 31, 2014 and 2013

Consolidated Statements of Operations for the Years Ended January 31, 2014 and 2013 and Cumulative Since Reentering the Development Stage (January 1, 2009) through January 31, 2014

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended January 31, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended January 31, 2014 and 2013 and Cumulative Since Reentering the Development Stage (January 1, 2009) through January 31, 2014

Notes to the Consolidated Financial Statements for the Years Ended January 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of

MedCareers Group, Inc.

Coppell, Texas

We have audited the accompanying consolidated balance sheets of MedCareers Group, Inc. and subsidiaries as of January 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of MedCareers Group, Inc.’s internal control over financial reporting as of January 31, 2014 and 2013 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedCareers Group, Inc. and subsidiaries as of January 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amount or about the classification of liabilities that might result should the Company be unable to continue as a going concern.

The Hall Group, CPAs

Dallas, Texas

May 10, 2014

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Balance Sheets

January 31, 2014 and 2013

	2014	2013
Assets
Current Assets
Cash and Cash Equivalents	$7,299	$89,680
Accounts Receivable	400	—
Total Current Assets	7,699	89,680

Property, Plant & Equipment
Equipment	1,799	1,799
Less: Accumulated Depreciation	(1,799)	(1,799)
Total Fixed Assets	—	—

Other Assets
Deferred Fees (net)	—	92,217

Total Assets	$7,699	$181,897

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$61,141	$6,918
Accrued Expenses – Related Parties	246,808	178,143
Accrued Expenses	13,998	11,852
Accrued Interest Payable	173,444	89,333
Current Portion of Long Term Debt	610,650	578,150
Total Current Liabilities	1,106,041	864,396

Long Term Liabilities
Notes Payable	610,650	603,150
Less: Current Portion	(610,650)	(578,150)
Total Long Term Liabilities	—	25,000

Total Liabilities	1,106,041	889,396

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares, none outstanding
Common Stock, $0.001 par value, 350,000,000 shares,
65,715,368 and 50,125,028 shares issued and outstanding	65,715	50,125

Additional Paid In Capital	4,679,251	3,997,997
Accumulated (Deficit)	(5,843,308)	(4,755,621)
Total Stockholders’ Equity (Deficit)	(1,098,342)	(707,499)

Total Liabilities and Stockholders’ Equity	$7,699	$181,897

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Statement of Operations

For the Years Ended January 31, 2014 and 2013

And Cumulative Since Re-Entering the Development Stage, January 1, 2009 to January 31, 2014

	2014	2013	Cumulative Since Re- Entering the Development State Jan 1, 2009
Revenue	$18,374	$20,153	$59,538
Cost of Revenues	55,500	39,414	166,214
Gross Margin	(37,126)	(19,261)	(106,676)

Operating Expenses:
Depreciation and Amortization	265,551	331,556	813,331
Selling and Advertising Expenses	36,468	40,526	120,889
General and Administrative	670,308	886,425	3,485,233
Total Operating Expenses	972,327	1,258,507	4,419,453

Net Operating Income (Loss)	(1,009,453)	(1,277,768)	(4,526,129)

Other (Expense)
Loss on Recapitalization	—	—	(223,454)
Other Expense	—	—	(4,087)
Interest Expense	(78,235)	(70,154)	(416,737)
Total Other (Expense)	(78,235)	(70,154)	(644,278)

Net Income (Loss)	$(1,087,688)	$(1,347,922)	$(5,170,407)

Weighted Average Shares Outstanding	54,457,242	45,893,120
Income (Loss) for Common Shareholders	$(0.02)	$(0.03)

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended January 31, 2013 and 2012

	Common Stock		Paid-In	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Totals

Stockholders' Equity (Deficit) at January 31, 2012	43,315,000	$43,315	$2,819,470	$(3,407,669)	$(544,884)

Issuance of Common Stock for Cash	3,219,500	3,220	318,780		322,000
Issuance of Common Stock for Services	750,000	750	74,250		75,000
Issuance of Common Stock for Deferred Fees	2,840,528	2,840	307,130		309,970

Stock Option Expense			478,367		478,367
Net (Loss)				(1,347,952)	(498,764)

Stockholders' Equity (Deficit) at January 31, 2013	50,125,028	$50,125	$3,997,997	$(4,755,621)	$(707,499)

Issuance of Common Stock for Cash	249,000	249	24,651		24,900
Issuance of Common Stock for Services	1,800,000	1,800	150,200		152,000
Issuance of Common Stock for Deferred Fees	1,733,835	1,733	171,601		173,334
Conversion of Notes Payable to Common Stock	9,626,887	9,627	290,374		300,001
Conversion of Accrued Interest to Common Stock	2,180,618	2,181	44,429		46,610
Rounding			(1)	1	0

Net (Loss)				(1,087,688)	(1,087,688)

Stockholders' Equity (Deficit) at January 31, 2014	65,715,368	$65,715	$4,679,251	$(5,843,308)	$(1,098,342)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Statement of Cash Flows

For the Years Ended January 31, 2014 and 2013

And Cumulative Since Re-Entering the Development Stage, January 1, 2009 to January 31, 2014

	2014	2013	Cumulative Since Reentering the Development Stage (January 1, 2009) through Jan 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(1,087,688)	$(1,347,952)	$(5,170,407)
Adjustments to reconcile net loss to cash used by operating activities:
Issuance of Common Stock for Services	152,000	75,000		317,000
Stock Option Expense	—	478,367		1,986,017
Depreciation of Property & Equipment	—	—		25,826
Amortization of Deferred Fees	265,551	331,586		787,504
Change in Operating Assets and Liabilities:
(Increase) in Accounts Receivable	(400)	—		(400)
Decrease in Other Assets	—	—		60,194
(Decrease) Increase in Accounts Payable	54,223	200		69,361
(Decrease) Increase in Accrued Expenses – Related Party	68,664	14,416		157,474
(Decrease) Increase in Interest Payable	130,723	89,333		220,056
(Decrease) Increase in Accrued Expenses	2,146	42,668		94,492
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(414,781)	(316,382)		(1,452,883)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of assets	—	—		191,026
Net assets received in acquisition	—	—		(215,453)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	—	—		(24,427)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	24,900	322,000		346,900
Proceeds from Notes Payable	307,500	83,150		885,650
Debt assumed in acquisition	—	—		246,670
Debt assumed by Buyer in Asset Sale	—	—		(185,939)
Interest added to Notes Payable	—	—		209,429
Payments on Notes Payable	—	—		(35,731)
Common Stock Issued Upon Recapitalization	—	—		16,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	332,400	405,150		1,482,979

NET INCREASE (DECREASE) IN CASH	82,381	88,768		5,669

CASH AT BEGINNING OF PERIOD	89,680	912		1,630
CASH AT END OF PERIOD	$7,299	$89,680		$7,299

Non-Cash Issuance of Common Shares for Services	$152,000	$75,000		$317,000
Non-Cash Issuance of Common Shares for Debt	$0	$0		$884,741
Common Stock Issued for Deferred Fees	$173,334	$309,970		$787,504
Cash Paid for Interest	$0	$17,250		$38,943
Income Taxes	$—	$—		$0

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Notes to Financial Statements

January 31, 2014 and 2013

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

Advertising Costs:

The Company incurred no advertising costs for the years ended January 31, 2014 and 2013.

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

Fair Value of Financial Instruments:

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of January 31, 2014.  The Company’s financial instruments consist of cash, accounts payable, advances and notes payable.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

There were no potentially dilutive common stock equivalents as of January 31, 2014, therefore basic earnings per share equals diluted earnings per share for the year ended January 31, 2014.  The Company had 9,743,000 options outstanding at January 31, 2013. As the Company incurred a net loss during the year ended January 31, 2014, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.

NOTE 2 – DEFERRED FEES

Deferred fees represent stock issued as fees to make or extend notes payable. Stock issued was valued at the date of issue and amortized over the term of the loan. Deferred fees at January 31, 2014 and 2013 were as follows:

	2014	2013
Deferred Fees	$—	$614,170
Less: Accumulated Amortization	—	(521,953)
Deferred Fees - Net	$—	$92,217

NOTE 3 - NOTES PAYABLE

The components of the Company’s debt as of January 31, 2014 and 2013 were as follows:

	2014	2013
Note Payable - $100,000, 12% interest payable monthly or accrued, due Nov 4, 2013	$ 100,000	$100,000
Note Payable - $140,000, 12% interest payable monthly or accrued, due Oct 29, 2013	0	140,000
Note Payable - $50,000, 12% interest payable monthly or accrued, due Oct 29, 2013	50,000	50,000
Note Payable - $123,150, 12% interest payable monthly or accrued, due Oct 29, 2013	263,150	98,150
Note Payable - $25,000, 12% interest payable monthly or accrued, due March 11, 2014	0	25,000
Note Payable - $25,000, 12% interest added to note quarterly, due April 30, 2013	25,000	25,000
F-9

Note Payable - $16,000, 12% interest added to note quarterly, due January 31, 2014	16,000	16,000
Note Payable - $70,000, 12% interest added to note quarterly, due February 4, 2013	0	70,000
Note Payable - $40,000, 12% interest added to note quarterly, due April 28, 2013	40,000	40,000
Note Payable - $4,000, 12% interest added to note quarterly, due April 30, 2013	4,000	4,000
Note Payable - $30,000, 12% interest added to note quarterly, due Nov 5, 2013	45,000	30,000
Note Payable - $5,000, 12% interest added to note quarterly, due Nov 5, 2013	5,000	5,000
Note Payable - $5,000, 12% interest added to note quarterly, due Nov 5, 2013	30,000	0
Note Payable - $5,000, 12% interest added to note quarterly, due Nov 5, 2013	32,500	0
Subtotal	610,650	603,150
Less – currently payable	(610,650)	(578,150)
Long-term debt	$0	$25,000

The Company had accrued interest payable of $173,444 and $89,333 interest on the notes at January 31, 2014 and 2013, respectively.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of Preferred Stock, having a par value of $0.001 per share.  There are no preferred shares outstanding at January 31, 2014 and 2013.

Common Stock:

The Company is authorized to issue 350,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  At January 31, 2014 and 2013, there were 65,715,368 and 50,125,028 50,125,028 shares issued and outstanding, respectively.  No dividends were paid in the years ended January 31, 2014 or 2013.

Options and Warrants:

The Company had the following options or warrants outstanding at January 31, 2014:

Issued To	# Options	Dated	Expire	Strike Price
President and CEO	4,000,000	11/18/2010	11/18/2015	$0.25 per share
Vice President	2,000,000	11/18/2010	11/18/2015	$0.25 per share
Shareholder	127,500	08/28/2011	08/28/2016	$0.10 per share
Shareholder	50,000	04/04/2012	04/04/2013	$0.20 per share
Shareholder	8,000	04/27/2012	04/27/2013	$0.20 per share
Shareholder	127,500	04/29/2012	04/29/2017	$0.10 per share
Shareholder	200,000	05/17/2012	05/17/2013	$0.20 per share
Shareholder	50,000	05/22/2012	05/22/2013	$0.20 per share
Shareholder	80,000	05/21/2012	05/21/2013	$0.20 per share
Shareholder	25,000	07/12/2012	07/12/2013	$0.20 per share
Shareholder	25,000	07/10/2012	07/10/2013	$0.20 per share
Shareholder	50,000	08/09/2012	08/09/2013	$0.20 per share
Shareholder	1,000,000	08/31/2012	08/31/2016	$0.12 per share
Shareholder	2,000,000	01/18/2013	01/18/2018	$0.05 per share
Chief Financial Officer	1,000,000	09/23/2013	11/18/2015	$0.25 per share

NOTE 5 – EMPLOYEE BENEFIT PLANS

During the years ended January 31, 2014 and 2013, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 6 – INCOME TAXES

MedCareers Group, Inc. has incurred losses since inception.  Therefore, MedCareers has no federal tax liability.  Additionally there are limitations imposed by certain transactions which are deemed to be ownership changes.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward is about $5,006,108 at January 31, 2013 of which $4,898,674 is available for carryforward for federal income tax purposes and will expire in fiscal years 2026 to 2029.  At January 31, 2014 and 2013, the deferred tax asset consisted of the following:

	2014	2013
Deferred tax asset:
Net operating loss	$1,665,549	$1,295,735
Less valuation allowance	(1,665,549)	(1,295,735)
Net deferred tax asset	$0	$0

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company may from time to time be involved with various litigation and claims that arise in the normal course of business.  As of January 31, 2014, no such matters were outstanding.

NOTE 8 - GOING CONCERN AND FINANCIAL POSITION

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through January 31, 2014 of $5,006,108 and has a working capital deficit at January 31, 2014 of $1,098,342.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure on Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2014. This evaluation was accomplished under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) who concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at January 31, 2014. Based on its evaluation, our management concluded that, as of January 31, 2014, our internal control over financial reporting was not effective because of limited staff and a need for a full time chief financial officer. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Name	Age	Position	Date First Appointed/Elected To the Company
Timothy Armes	57	Chairman, Chief Executive Officer, President, Secretary and Treasurer and President and Chief Executive Officer of Medcareers	August 2011
		Same titles - Nurses Lounge	September 2006
Charles Smith	56	Chief Financial Officer	September 2013

Garret Armes	28	Vice President of Nurses Lounge	November 18, 2009

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

Charles Smith.     Mr. Smith graduated from Boston University, Boston, Massachusetts in 1979 and since that time has been a Certified Public Accountant involved in all phases of business including audit and tax matters. He is a consultant to various companies.  Some of Mr. Smith’s business affiliations the past five years include:  Chief Financial Officer of DynaResource, Inc. – May 2005 to present. Chief Financial Officer of Med Careers Group, Inc. – September 2013 to present. Chairman of Dynacap Group, Ltd. - a consulting and management firm - 1992 to the present. Sole proprietor as a Certified Public Accountant - 1983 to the present. President, Secretary, Treasurer and Director of Surface Coatings, Inc. – November 2012 to present. Chief Financial Officer of Specialty Contractors, Inc. – April 2013 to present. Principal of Yorkdale Capital, a financial and consulting firm – 2006 to present.

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

Board Meetings and Annual Meeting

During the fiscal year ended January 31, 2014, our Board of Directors (currently consisting solely of Timothy Armes) did not meet or hold any formal meetings.  We did not hold an annual meeting in 2013.  In the absence of formal board meetings, the Board conducted all of its business and approved all corporate actions during the fiscal year ended January 31, 2014 by the unanimous written consent of its sole director.

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

Name and principal position (1)	Year	Salary	Bonus	Stock Awards ($)	Option Awards	All other compensation *	Total compensation

Timothy Armes	2014	$76,100	—	—	—	—	$76,100
CEO, President, Treasurer, Secretary and Director (2)	2013	$43,742	—	—	—	—	$43,742

Garret Armes	2014	$34,420	—	—	—	—	$34,420
Vice President Nurses Lounge	2013	$19,300	—	—	—	—	$19,300

Charles Smith	2014	—	—	$70,000	—	—	$70,000
Chief Financial Officer	2013	—	—	—	—	—	—

*	Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. The value of the Stock Awards and Option Awards in the table above, if any, was calculated based on the fair value of such securities calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(1)	No executive director receive any consideration, separate from the compensation they received as an executive officer of the Company (if any) for service on the Board of Directors of the Company during the periods disclosed.

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

Grants of Plan-Based Awards

Outstanding Equity Awards at Fiscal Year End. The following table provides certain summary information concerning outstanding equity awards held by the named executive officers as of January 31, 2014:

Outstanding Equity Awards at Fiscal Year-End

Name	Option awards	Stock awards

	Number of securities underlying unexercised options(#) exercisable	Number of securities underlying unexercised options(#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options(#)	Option exercise price($)	Option expiration date	Number of shares or units of stock that have not vested(#)	Market value of shares or units of stock that have not vested(#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested(#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested($)
Timothy Armes CEO and President	4,000,000	-	-	$0.25	11/15/2015	-	-	-	-

Charles Smith Chief Financial Officer	2,000,000	-	-	$0.25	11/15/2015	-	-	-	-

Garret Armes Vice President Nurses Lounge	2,000,000	-	-	$0.25	11/15/2015	-	-	-	-

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

Based on information available to us, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after September 10, 2013 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage of ownership of any other person. The following table is based on 52,708,863 common shares issued and outstanding as of September 10, 2013:

	Beneficial Owner	Address	Common Shares	Percent Ownership

Common Stock	Timothy Armes Chairman / CEO President, Secretary, CFO	748 E Bethel School Road Coppell, Texas 75019	14,902,795 (1)	28.28%

Common Stock	Chief Financial Officer	709-B West Rusk #580 Rockwall, Texas 75087	1,500,000 (2)	1.0%

Common Stock	Garret Armes Vice President Nurses Lounge	748 E Bethel School Road Coppell, Texas 75019	0 (2)	0.0%

	All Officers and Directors as a Group (2 Persons)		14,902,795	28.28%

Greater than 5% Shareholders

Common Stock	AJBCA, LLLP Shareholder (3)	1950 Telegraph Road Lake Forest, Illinois 60045	3,945,081	7.48%

Common Stock	The Fox-McCarthy Family Limited Partnership, LLP (4)	3434 North Wide Loop Drive Tucson, Arizona 85749	3,945,081	7.48%

Common Stock	Larry Glenn, Jr.	2020 Edgewood Dr. Lakeland, Florida 33803	5,062,408 (5)	9.60%

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

Additionally, in consideration for agreeing to employment, Charles Smith, the Chief Financial Officer, was granted options to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Options are exercisable, subject to vesting provisions, any time prior to November 15, 2015, have an exercise price of $0.25 per share, and contain a cashless exercise provision.

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

Following is a list of transactions with Larry Glenn.

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

Item 14. Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K and Form 10-Q(s) for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for fiscal years 2013 and 2012 was $22,500 and $22,500, respectively.

(2) Audit Related Fees

None

(3) Tax Fees

 None

 (4) All Other Fees

 None

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Consolidated Balance Sheets as of January 31, 2014 and 2013	F-3
Consolidated Statements of Operations for the Years Ended January 31, 2013 and 2013 and Cumulative Since Reentering the Development Stage (January 1, 2009) through January 31, 2014	F-4
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended January 31, 2014 and 2013	F-5
Consolidated Statements of Cash Flows for the Years Ended January 31, 2014 and 2013 and Cumulative Since Reentering the Development Stage (January 1, 2009) through January 31, 2014	F-6
Notes to the Consolidated Financial Statements for the Years Ended January 31, 2014 and 2012	F-7

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

MedCareers Group, Inc.

By:  /s/  Timothy Armes

Timothy Armes, Chairman (Director), Chief Executive Officer, President, Secretary and Treasurer

(Principal Executive Officer and Principal Financial/Accounting Officer)

Date: May 10, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(5)	Certificate of Amendment to Articles of Incorporation

3.3(5)	Certificate of Correction to Certificate of Amendment to Articles of Incorporation

3.2(1)	Bylaws

10.1(1)	Revolving Credit Promissory Note with Kevin McAdams (December 12, 2007)

10.2(1)	Convertible Promissory Note with David M. Loev (March 11, 2008)

10.3(2)	Amended Convertible Promissory Note with David M. Loev

10.4(3)	Amended Revolving Credit Promissory Note with Kevin McAdams

10.5(3)	Second Amended Convertible Promissory Note with David M. Loev

10.6(4)	Stock Purchase Agreement

10.7(4)	Voting Agreement

10.8(4)	Debt Extinguishment Agreement (Kevin McAdams)

10.9(4)	Debt Extinguishment Agreement (David M. Loev)

10.10(6)	Agreement with Premier Healthcare Professionals, Inc.

10.11(7)	Promissory Note

10.12(8)	Asset Purchase Agreement Relating to the Purchase of WorkAbroad.com

10.13(8)	WorkAbroad.com Development Proposal

10.14(9)	Share Exchange Agreement with Nurses Lounge and the Shareholders of Nurses Lounge

10.15(9)	Cancellation of Shares Agreements

10.16(9)	Voting Agreement

10.17(9)	Employment Agreement with Timothy Armes (Nurses Lounge)

10.18(9)	Option Agreement with Garret Armes

10.19(9)	Option Agreement with Timothy Armes

10.20(9)	Spin-Off Agreement

10.21(9)	$190,000 Promissory Note

10.22(9)	$100,000 Promissory Note

10.23(10)	$50,000 Promissory Note

10.24(13)	Asset Purchase Agreement workabroad.com (July 8, 2011)

10.25(13)	Employment Agreement (Timothy Armes)( November 18, 2010)

10.26(13)	Employment Agreement (Garret Armes)(November 18, 2010)

10.27(13)	Common Stock Purchase Option (Timothy Armes)(November 18, 2010)(4,000,000 shares)

10.28(13)	Common Stock Purchase Option (Garret Armes)(November 18, 2010)(2,000,000 shares)

16.1(11)	Letter from GBH CPAS, PC dated March 29, 2013

31.1(13)	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(13)	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(8)	Financial Statements of WorkAbroad.com

99.2(8)	Pro Forma Financial Information of WorkAbroad.com

99.3(12)	Audited Balance Sheets of Nurses Lounge as of October 31, 2010 and December 31, 2009; Audited Statement of Operations of Nurses Lounge for the ten months ended October 31, 2010, year ended December 31, 2009 and cumulative period since re-entering the development stage on January 1, 2009; Audited Statement of Partners’ Capital of Nurses Lounge for the year ended December 31, 2009 and ten months ended October 31, 2010; and Audited Statements of Cash Flows of Nurses Lounge for the ten months ended October 31, 2010, year ended December 31, 2009 and cumulative period since re-entering the development stage on January 1, 2009, and the notes thereto

99.4(12)	Unaudited Pro Forma Condensed Statement of Operations for the nine months ended October 31, 2010 and Unaudited Pro Forma Condensed Balance Sheet as of October 31, 2010, and the notes thereto

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

