Form 10-K/A
period 2014-03-31
MEDCAREERS GROUP, Inc.
filed 2014-05-16
CIK 1438901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Yes [ ] No [X]

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

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

1

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended March 31, 2014 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on May 15, 2014, for the sole purpose of correcting the cover page of such Form 10-K to clarify (and to check the appropriate check box confirming) that MedCareers Group, Inc. (the “Company”) indicates by check mark that the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. This Amendment does not reflect events that have occurred after the May 15, 2014 filing date of the Form 10-K, or modify or update the disclosures presented therein, except to reflect the amendment described above.

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

Date: May 15, 2014

3

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

4