Form 10-K/A
period 2014-01-31
MEDCAREERS GROUP, Inc.
filed 2014-05-19
CIK 1438901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Number of common shares outstanding at May 10, 2014: 65,715,368

2

AMENDMENT NO. 2 TO THE ANNUAL REPORT ON FORM 10-K

FOR THE QUARTER ENDED JANUARY 31, 2014

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to our Annual Report on Form 10-K for the period ended January 31, 2014 as filed with the Securities and Exchange Commission on May 15, 2014 is to furnish Exhibits 101 to the Form 10-K.

No changes have been made to the Annual Report other than the furnishing of Exhibit 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE described above. This Amendment No.2 to Form 10-K does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K, as amended.

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

3

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

MedCareers Group, Inc.

By:  /s/  Timothy Armes

Timothy Armes, Chairman (Director), Chief Executive Officer, President, Secretary and Treasurer

(Principal Executive Officer and Principal Financial/Accounting Officer)

Date: May 19, 2014

4

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	XBRL

* Filed herewith.

5