Form 10-K/A
period 2014-03-31
MEDCAREERS GROUP, Inc.
filed 2014-05-20
CIK 1438901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

Number of common shares outstanding at May 10, 2014: 65,715,368

2

AMENDMENT NO. 3 TO THE ANNUAL REPORT ON FORM 10-K

FOR THE QUARTER ENDED JANUARY 31, 2014

EXPLANATORY NOTE

The purpose of this Amendment No. 3 to our Annual Report on Form 10-K for the period ended January 31, 2014 as filed with the Securities and Exchange Commission on May 15, 2014 and two Form 10-K/As filed on May 16, 2014 & May 19, 2014 is to correct an error on page 1 at “Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. " No” should not have been checked.  The correct answer is yes.

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

MedCareers Group, Inc.

By:  /s/  Timothy Armes

Timothy Armes, Chairman (Director), Chief Executive Officer, President, Secretary and Treasurer

(Principal Executive Officer and Principal Financial/Accounting Officer)

Date: May 19, 2014

4

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	XBRL

* Filed herewith.

**Previously filed .

5