Form 10-Q
period 2014-04-30
MEDCAREERS GROUP, Inc.
filed 2014-06-20
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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
Non-Accelerated Filer [ ] Smaller Reporting Company[X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:

Yes [ ] No [X ].

As of June 20, 2014 there were 69,496,083 shares of Common Stock of the issuer outstanding.

1

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Balance Sheets

As of April 30, 2014 and January 31, 2014

	As of April 30, 2014	As of January 31, 2014
Assets
Current Assets
Cash and Cash Equivalents	$1,055	$7,299
Other Current Assets	400	400
Total Current Assets	1,455	7,699

Property, Plant & Equipment
Equipment	1,799	1,799
Less: Accumulated Amortization	(1,799)	(1,799)
Total Property, Plant & Equipment	0	0

Total Assets	$1,455	$7,699

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$55,729	$61,141
Accrued Expenses – Related Parties	246,808	246,808
Accrued Expenses	14,557	13,998
Accrued Interest Payable	132,193	173,444
Current Portion of Long Term Debt	768,150	610,650
Total Current Liabilities	1,217,437	1,106,041

Long Term Liabilities
Notes Payable	768,150	610,650
Less: Current Portion	(768,150)	(610,650)
Total Long Term Liabilities	0	0

Total Liabilities	1,217,437	1,106,041

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares, none outstanding
Common Stock, $0.001 par value, 350,000,000 shares,
65,715,368 and 65,715,368 shares issued and outstanding	65,715	65,715

Additional Paid In Capital	4,679,251	4,679,251
Accumulated (Deficit)	(5,960,948)	(5,843,308)
Total Stockholders’ Equity (Deficit)	(1,215,982)	(1,098,342)

Total Liabilities and Stockholders’ Equity	$1,455	$7,699

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC. (A Development Stage Company) Consolidated Statement of Operations For the Three Months Ended April 30, 2014 and 2013

	2014	2013

Revenue	$5,441	$5,735
Cost of Revenues	6,979	16,133
Gross Margin	(1,538)	(10,398)

Operating Expenses:
Depreciation and Amortization	0	41,937
Selling and Advertising Expenses	38,840	12,608
General and Administrative	56,514	102,545
Total Operating Expenses	95,354	157,090

Net Operating Income (Loss)	(96,892)	(167,488)

Other (Expense)
Loss on Recapitalization	—	—
Other Expense	—	—
Interest Expense	(20,748)	(18,797)
Total Other (Expense)	(20,748)	(18,797)

Net Income (Loss)	(117,640)	$(186,285)

Weighted Average Shares Outstanding	65,715,368	50,125,528
Income (Loss) for Common Shareholders	$(0.00)	$(0.00)

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended April 30, 2014 and

For the Year Ended January 31, 2014

				Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Totals

Balance, January 31, 2012	50,125,528	$50,126	$3,997,996	$(4,755,621)	$(707,499)

Issuance of Common Stock for Cash	249,000	249	24,651		24,900
Issuance of Common Stock for Services	1,800,000	1,800	150,200		152,000
Issuance of Common Stock for Deferred Fees	1,733,835	1,733	171,601		173,334
Conversion of Notes Payable to Common Stock	9,626,887	9,627	290,374		300,001
Conversion of Accrued Interest to Common Stock	2,180,618	2,181	44,429		46,610
Rounding			(1)	1

Net (Loss)				(1,087,688)	(1,087,688)

Balance, January 31, 2013	65,715,368	$65,715	$4,679,251	$(5,843,308)	$(1,098,342)

Net (Loss)				(117,640)	(117,640)

Balance, April 30, 2014	65,715,368	$65,715	$4,679,251	$(5,960,948)	$(1,215,982)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC. (A Development Stage Company) Consolidated Statements of Cash Flows For the Three Months Ended April 30, 2014 and 2013

	Three Months Ended April 30, 2014	Three Months Ended April 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(117,640)	$(186,285)

Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and Amortization of Property and Equipment	0	0
Amortization of Deferred Loan Fees	0	41,937
Common Stock Issued for Services	0	0
Stock Option Expense	0	0
Change in Assets and Liabilities:
(Increase) Decrease in Other Current Assets	0	(1,385)
(Increase) Decrease in Other Assets	0	0
Increase (Decrease) in Accounts Payable	(5,413)	3,707
Increase (Decrease) in Accrued Expenses	560	25,614
Increase (Decrease) in Due to Related Party	0	19,950
Increase (Decrease) in Accrued Interest	(41,251)	0
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(163,744)	(96,462)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Disposal of Fixed Assets	0	0
Purchase of Fixed Assets	0	0
CASH FLOWS (USED IN) INVESTING ACTIVITIES	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	157,500	37,500
Payments on Notes Payable	0	0
Proceeds from Sale of Common Stock	0	0
Debt Assumed on Acquisition	0	0
Debt Assumed by Buyer on Asset Sale	0	0
Interest Added to Notes Payable	0	0
Common Stock Issued on Recapitalization	0	0
CASH FLOWS PROVIDED BY FINANCING ACTIVITES	157,500	37,500

NET INCREASE (DECREASE) IN CASH	(6,244)	(58,962)
Cash, beginning of period	7,299	89,680

Cash, end of period	1,055	$30,718

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$2,000	$0
Taxes paid	$0	$0
Issuance of Common Stock for Services	$0	$0
Issuance of Common Stock for Debt	$0	$0
Issuance of Common Stock for Loan Fees	$0	$0

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.

(A Development Stage Company)

Notes to Financial Statements

April 30, 2014 and January 31, 2014

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

There were no potentially dilutive common stock equivalents as of January 31, 2014, therefore basic earnings per share equals diluted earnings per share for the year ended January 31, 2014.  The Company had 10,743,000 options outstanding at January 31, 2014. As the Company incurred a net loss during the year ended January 31, 2014, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.

NOTE 2 - NOTES PAYABLE

The components of the Company’s debt as of April 30, 2014 and January 31, 2013 were as follows:

	Apr 2014	Jan 2014
Note Payable - $100,000, 12% interest payable monthly or accrued, due Nov 4, 2013	$100,000	$100,000
Note Payable - $50,000, 12% interest payable monthly or accrued, due Oct 29, 2013	50,000	50,000
Note Payable - $378,150, 12% interest payable monthly or accrued, due Oct 29, 2013	378,150	263,150
Note Payable - $25,000, 12% interest added to note quarterly, due April 30, 2013	25,000	25,000
Note Payable - $16,000, 12% interest added to note quarterly, due January 31, 2014	16,000	16,000
Note Payable - $40,000, 20% interest added to note quarterly, due July 28, 2013	40,000	40,000
Note Payable - $4,000, 12% interest added to note quarterly, due April 30, 2013	4,000	4,000
Note Payable - $45,000, 12% interest added to note quarterly, due Nov 5, 2013	45,000	45,000
Note Payable - $5,000, 12% interest added to note quarterly, due Nov 5, 2013	5,000	5,000
Note Payable - $30,000, 8% interest, due Jan 31, 2014	30,000	30,000
Note Payable - $42,500, 8% interest, due Aug 25, 2014	42,500	0
Note Payable - $32,500, 8% interest, due May 25, 2014	0	32,500
Note Payable - $32,500 8% interest, due Oct 18, 2014	32,500
Subtotal	768,150	610,650
Less – currently payable	(768,150)	(610,650)
Long-term debt	$0	$0

The Company had accrued interest payable of $132,193 and $173,444 interest on the notes at April 30, 2014 and January 31, 2014, respectively.

NOTE 3 - STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of Preferred Stock, having a par value of $0.001 per share.  There are no preferred shares outstanding at April 30, 2014 and January 31, 2014.

Common Stock:

The Company is authorized to issue 350,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  At April 30, 2014 and January 31, 2014, there were 65,715,368 shares outstanding.  No dividends were paid in the periods ended April 30, 2014 or January 31, 2014.

Options and Warrants:

The Company had the following options or warrants outstanding at April 30, 2014:

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

NOTE 4 – EMPLOYEE BENEFIT PLANS

During the periods ended April 30, 2014 and January 31, 2014, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 5 – INCOME TAXES

MedCareers Group, Inc. has incurred losses since inception.  Therefore, MedCareers has no federal tax liability.  Additionally there are limitations imposed by certain transactions which are deemed to be ownership changes.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward is about $5,960,948 at April 30, 2014 of which $5,016,314 is available for carryforward for federal income tax purposes and will expire in fiscal years 2026 to 2029.  At April 30, 2014 and January 31, 2014, the deferred tax asset consisted of the following:

	April 2014	January 2014
Deferred tax asset:
Net operating loss	$1,705,547	$1,665,549
Less valuation allowance	(1,705,547)	(1,665,549)
Net deferred tax asset	$0	$0

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company may from time to time be involved with various litigation and claims that arise in the normal course of business.  As of April 30, 2014, no such matters were outstanding.

NOTE 7 - GOING CONCERN AND FINANCIAL POSITION

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through January 31, 2014 of $5,960,948 and has a working capital deficit at April 30, 2014 of $1,215,982.

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

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

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

Due to the above factors, the Company’s Nurses Lounge professional Network has a significant market for their services and that even with significant competition for recruitment and job placement services as described below in the risk factor entitled “WE WILL FACE SIGNIFICANT COMPETITION FROM MONSTER.COM and CAREERBUILDER, NICHE HEALTHCARE SITES SUCH AS NURSE.COM AND HEALTHECAREERS AS WELL AS JOB AGGREGATOR SITES SUCH AS INDEED.COM AND SIMPLYHIRED AND OTHER INTERNET JOB POSTING WEBSITES”, there will be room in the global marketplace for website posting, recruiting and job placement services for the Company’s niche healthcare related websites.

***

Results for the three and nine months ended April 30, 2014

Revenue. Revenue for the three months ended April 30, 2014 and 2013 was $5,441 and $5,735, respectively.

Cost of Revenues. Cost of revenues were $6,979 and $16,133 for the three months ended April 30, 2014 and 2013. respectively. The decrease in costs was due to the smoother operation of its website.

Selling expenses. Selling expenses were $38,840 and $12,608 for the three months ended April 30, 2014 and 2013. The increase was due to doing more promotion of our Nurses Lounge site.

Operating Expenses. Operating expenses for the three months ended April 30, 2014 and 2013 were $56,514 and $144,492 respectively. The above expenses include depreciation and amortization amounts of $0 and $41,937 for the three months ended April 30, 2014 and 2013, respectively. The significant decrease in the quarterly expenses was due to no common shares being issued as incentive fees for loan renewals.

Other Income (Expense). Other income represents interest paid on loans which was $20,748 and $18,797 for the three months ended April 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

As of April 30, 2014, the Company had negative working capital of $1,215,982, comprised of current assets of $1,455 and current liabilities of $1,217,437.

Net cash used in operations for the three months ended April 30, 2014 was $163,744 compared to $96,462 for the three months ended April 30, 2013.

Cash used for purchase of fixed assets was $0 in the three months ended April 30, 2014 and $0 for the same period in 2013.

Cash provided by financing activities for the three months ended April 30, 2014 was $157,500 compared to $37,500 for the same period in 2013.

The Company has borrowed funds and/or sold stock for working capital.  These transactions are detailed in the section “Recent Sales of Unregistered Securities”.

Currently the Company does not have sufficient cash reserves or revenues to meet its contractual obligations under its outstanding notes payable and to pay its ongoing monthly expenses, which the Company anticipates totaling approximately $300,000 over the next 12 months.  The Company has been able to continue operating to date largely from loans made by its shareholders and other debt financings to date.  The Company is currently looking at both short-term and more permanent financing opportunities, including debt or equity funding, bridge or short term loans, and/or traditional bank funding, but we have not decided on any specific path moving forward.  Until we have raised sufficient funding to pay our ongoing expenses associated with being a public company, and we have sufficient funds to support our planned operations, the Company can provide no assurances that it will be able to meet its short and long term liquidity needs, until necessary financing is secured.  The Company continues to generate revenue from the Nurses Lounge business, which the Company believes will increase to the point where the Company can cover its basis monthly obligations, of which there can be no assurance.

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

Plans Moving Forward

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

Recent Activity

From the launch of the Nurses Lounge network in 2009 through the year ending January 31, 2014 Nurses Lounge focused on working with organizations around the Dallas Fort Worth, Texas area. This process and time allowed us to better understand the communication needs and desires of these organizations and provided us the insight on how best to structure the network to meet the communication needs of our target markets across the nation.

During the fiscal year ending January 31, 2013 and continuing to this time, with 2 full time employees, Nurses Lounge concentrated on continuing building out the network by creating 73 metro lounges representing all the major metro areas and/or states across the U.S. Additionally we created over 500 “interactive lounges” for BSN schools across the nation and positioned ourselves for a national rollout as funds became available. We also began marketing to BSN schools and selected associations across the U.S.

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

ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures are once again effective.  Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended April 30, 2014 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2014, filed with the Commission on May 15, 2014, other than as set forth below, and investors are encouraged to review such risk factors below and in the Form 10-K, prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

	Consideration		Date	# Shares
Balance, Number of shares outstanding, January 31, 2013				50,125,528

Shares issued for deferred fees	Incentive for new loan	(1)	July 19, 2013	200,000
Shares issued for deferred fees	Incentive for new loan	(2)	July 31, 2013	166,667
Shares issued for deferred fees	Incentive for new loan	(3)	July 31, 2013	133,334
Shares issued for deferred fees	Incentive for new loan	(4)	July 31, 2013	133,334
Shares issued for deferred fees	Note extension	(5)	July 31, 2013	1,100,000
Shares issued for note conversion	Convert $25,000 note	(6)	Aug 5, 2013	250,000
Shares issued for note conversion	Convert $20,000 note	(7)	Aug 10, 2013	200,000
Shares issued for note conversion	Convert $20,000 note	(8)	Aug 10, 2013	200,000
Shares issued for note conversion and accrued interest	Convert $140,000 note + Int	(9)	Aug 10, 2013	2,205,714
Shares issued for note conversion and accrued interest	Convert $70,000 note + Int	(10)	Aug 10, 2013	949,385
Shares issued for cash at $0.10 per share	Sale of shares for cash	(11)	Sept 2013	199,000
Shares issued for services	Services @ $0.10/share	(12)	Sept 23, 2013	1,000,000
Shares issued for services	Services @ $0.10/share	(13)	Oct 3, 2013	100,000
Shares issued for cash at $0.10 per share	Sale of shares for cash	(14)	Oct 28, 2013	20,000
Shares issued for cash at $0.10 per share	Sale of shares for cash	(15)	Nov 27, 2013	30,000
Shares issued for services	Services @ $0.10/share	(16)	Nov 3, 2013	100,000
Shares securing assets sold based on market	Shares sold at market	(17)	Dec 9, 2013	8,002,406
Balance, Number of shares outstanding, April 30, 2014				65,715,368

(1) 200,000 total shares issued on 7/19/2013 in consideration for lending the Company $30,000, note dated July 19, 2013, 12% annual interest rate, due Oct 31, 2013, Jamie Bernard was issued a total of 200,000 shares of restricted common stock. Additionally, the note is convertible at $0.10 per share. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(2) 166,667 shares were issued on 7/31/2013 in consideration for lending the Company $25,000, note dated July 31, 2013, 12% annual interest rate, due Oct 31, 2013. Additionally, the note is convertible at $0.10 per share. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(3) 133,334 shares were issued on 7/31/2013 in consideration for lending the Company $20,000, note dated July 31, 2013, 12% annual interest rate, due Oct 31, 2013. Additionally, the note is convertible at $0.10 per share. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(4) 133,334k total shares issued on 7/31/2013, In consideration for lending the Company $20,000, note dated July 31, 2013, 12% annual interest rate, due Oct 31, 2013 - the note was converted on August 5, 2013. Additionally, the note is convertible at $0.10 per share. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(5) 1,100,000 shares issued on 7/31/2013 in consideration for extending his original note a second time with his original note dated November 4, 2010 and due November 4, 2011 and then renewed and due November 4, 2012 and additionally renewed a second time and due November 4, 2013 in the amount of $100,000 for an additional year. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(6) Conversion of Note dated July 31, 2013 that had a conversion feature at $.10 per share. These shares were issued for the conversion of a $25,000 note.

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

(11) Sale of 199,000 shares of common stock to various parties at $0.10 per share.

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

(12) Issue 1,000,000 shares of common stock at $0.07 per share to our Chief Financial Officer for services provided and as an incentive to join the Company.

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

(13) Issue 100,000 shares of common stock at $0.10 per share to an investment banker for services provided to the Company.

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

(14) Sale of 20,000 shares of common stock at $0.10 per share.

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

(15) Sale of 30,000 shares of common stock at $0.10 per share.

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

(16) Issue 100,000 shares of common stock at $0.12 per share to an investment banker for services provided to the Company.

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

(17) Note securing all the assets of the company was sold and guaranteed by shares of the company at market. The note was converted and the note holder sold the stock in the market to satisfy the note.

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

Options and Warrants

(18) Three options for 127,500 shares of restricted common stock at an exercise price of $0.10 per share and for a term of 5 years was awarded Geneva7, LLC in consideration for loaning the company $25,000 and renewing the note two additional times. Geneva7, LLC originally loaned the company $25,000 at 12% interest on August 29, 2011 and was awarded an option to purchase 127,500 shares of restricted common stock at an exercise price of $0.10. The term of the option is 5 years. The loan matured on April 30th 2012 and Geneva 7 agreed to renew the loan and accrue interest thru July 31, 2013 and additionally renewed the loan thru October 31, 2103 when it matured on July 31, 2013. With each additional renewal Geneva7 received an additional option to purchase 127,500 shares of restricted common stock at an exercise price of $0.10 per share and for a term of 5 years. This note was sold to a third party who converted the note into common shares at market and sold the shares.

(19) Warrant 1,000,0000 shares. The Company entered into a contract for services with Horse and Hammerhead Marketing Solutions, LLC , a management consulting firm. Based on the agreement, the consultant was issued a warrant for 1,000,000 shares of MCGI’s restricted common stock at an exercise price of $0.12 per/share with a 4-year term.

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

(20) Warrant 100,000 shares. The Company entered into a contract for services with EBCO, LLC. Based on the agreement, in consideration for extending their $16,000 loan, they were issued a warrant for 100,000 shares of MCGI’s restricted common stock at an exercise price of $0.10 per/share, expiring March 29, 2016.

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

(21) Option for 1,000,000 common shares granted to the Chief Financial Officer as part of his accepting the position with the Company. The options have a strike price of $0.25 per share and expire on November 18, 2015.

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

Date: June 20, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith.

