Form 10-Q/A
period 2014-04-30
MEDCAREERS GROUP, Inc.
filed 2014-06-26
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

1

EXPLANATORY NOTE

The purpose of this Form 10-Q/A to MedCareers Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 30, 2014, filed with the Securities and Exchange Commission on June 20, 2014 (the "Form 10-Q"), is solely to include the XBRL.

No other changes have been made to the Form 10-Q previously filed. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

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

Date: June 26, 2014

3

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith.

4