Form 10-Q
period 2014-07-31
MEDCAREERS GROUP, Inc.
filed 2014-09-15
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act):

Yes [ ] No [X].

As of June 20, 2014 there were 72,251,528 shares of Common Stock of the issuer outstanding.

1

MEDCAREERS GROUP, INC.

Consolidated Balance Sheets

As of July 31, 2014 and January 31, 2014

	As of July 31, 2014 Unaudited	As of January 31, 2014 Audited
Assets
Current Assets
Cash and Cash Equivalents	$20,521	$7,299
Other Current Assets	400	400
Total Current Assets	20,921	7,699

Property, Plant & Equipment
Equipment	1,799	1,799
Less: Accumulated Amortization	(1,799)	(1,799)
Total Property, Plant & Equipment	0	0

Total Assets	$20,921	$7,699

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$33,441	$61,141
Accrued Expenses – Related Parties	0	246,808
Accrued Expenses	12,942	13,998
Accrued Interest Payable	158,164	173,444
Current Portion of Long Term Debt	957,650	610,650
Total Current Liabilities	1,162,196	1,106,041

Long Term Liabilities
Notes Payable	957,650	610,650
Less: Current Portion	(957,650)	(610,650)
Total Long Term Liabilities	0	0

Total Liabilities	1,162,196	1,106,041

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares, none outstanding
Common Stock, $0.001 par value, 350,000,000 shares,
72,251,528 and 65,715,368 shares issued and outstanding	72,252	65,715

Additional Paid In Capital	4,999,523	4,679,251
Accumulated (Deficit)	(6,213,049)	(5,843,308)
Total Stockholders’ Equity (Deficit)	(1,141,275)	(1,098,342)

Total Liabilities and Stockholders’ Equity	$20,921	$7,699

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC. (A Development Stage Company) Consolidated Statement of Operations For the Three and Six Months Ended July 31, 2014 and 2013

	Three Months Ended		Six Months Ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013

Revenue	$6,347	$2,485	$11,788	$8,220
Cost of Sales	11,101	7,819	18,080	23,952
Gross Profit (Loss)	(4,754)	(5,334)	(6,292)	(15,732)

Operating Expenses:
Depreciation and Amortization	0	47,696	0	89,633
Selling and Marketing	25,070	1,278	79,410	13,886
General and Administrative	194,306	189,619	235,321	292,164
Total Operating Expenses	219,376	238,593	321,023	395,683

Net Operating Loss	(224,130)	(243,927)	(321,023)	(411,415)

Other Income (Expense)
Interest Expense	(27,972)	(19,220)	(48,720)	(38,017)
Total Other Income (Expense)	(27,972)	(19,220)	(48,720)	(38,017)

Net Loss	$(252,102)	$(263,117)	$(369,742)	$(449,432)

Basic and Diluted Earnings (Loss) per share	$0.00	$0.01	$0.01	$0.01

Weighted Average Shares Outstanding:
Basic and Diluted	72,251,528	50,197,195	72,251,528	50,527,922

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended July 31, 2014 and

For the Year Ended January 31, 2014

	Common Shares		Paid-In	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Totals

Balance, January 31, 2013	50,125,528	$50,126	$3,997,996	$(4,755,621)	$(707,499)

Issuance of Common Stock for Cash	249,000	249	24,651		24,900
Issuance of Common Stock for Services	1,800,000	1,800	150,200		152,000
Issuance of Common Stock for Deferred Fees	1,733,835	1,733	171,601		173,334
Conversion of Notes Payable to Common Stock	9,626,887	9,627	290,374		300,001
Conversion of Accrued Interest to Common Stock	2,180,618	2,181	44,429		46,610
Rounding			(1)	1

Net (Loss)				(1,087,688)	(1,087,688)

Balance, January 31, 2014	65,715,368	$65,715	$4,679,251	$(5,843,308)	$(1,098,342)

Issuance of Common Stock for Accounts Payable	6,536,160	6,537	320,272		326,809

Net (Loss)				(369,742)	(369,742)

Balance, July 31, 2014	72,251,528	$72,252	$4,999,523	$(6,213,050)	$(1,141,275)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC. Consolidated Statements of Cash Flows For the Three Months Ended July 31, 2014 and 2013

	Three Months Ended July 31, 2014	Six Months Ended July 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(369,742)	$(449,432)

Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and Amortization of Property and Equipment	0	0
Amortization of Deferred Loan Fees	0	89,632
Common Stock Issued for Services	0	60,000
Stock Option Expense	0	0
Change in Assets and Liabilities:
(Increase) Decrease in Other Current Assets	0	(995)
(Increase) Decrease in Other Assets	0	0
Increase (Decrease) in Accounts Payable	(27,700)	17,517
Increase (Decrease) in Accrued Expenses	(1,056)	35,807
Increase (Decrease) in Due to Related Party	80,000	64,952
Increase (Decrease) in Accrued Interest	(58,720)	0
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(377,218)	(182,518)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Disposal of Fixed Assets	0	0
Purchase of Fixed Assets	0	0
CASH FLOWS (USED IN) INVESTING ACTIVITIES	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	273,000	170,000
Payments on Notes Payable	0	0
Proceeds from Sale of Common Stock	0	0
Debt Assumed on Acquisition	0	0
Debt Assumed by Buyer on Asset Sale	0	0
Interest Added to Notes Payable	0	0
Common Stock Issued on Recapitalization	0	0
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	273,000	170,000

NET INCREASE (DECREASE) IN CASH	13,222	(12,518)
Cash, beginning of period	7,299	89,680

Cash, end of period	7,299	$89,680

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$2,000	$4,075
Taxes paid	$0	$0
Issuance of Common Stock for Services	$0	$60,000
Issuance of Common Stock for Payables	$326,809	$0
Issuance of Common Stock for Loan Fees	$0	$173,333

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.

Notes to Financial Statements

July 31, 2014 and January 31, 2014

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

Advertising Costs:

The Company incurred no advertising costs for the periods ended July 31, 2014 and January 31, 2014.

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

There were no potentially dilutive common stock equivalents as of July 31, 2014, therefore basic earnings per share equals diluted earnings per share for the period ended July 31, 2014. The Company had 17,743,000 options outstanding at July 31, 2014. As the Company incurred a net loss during the year ended July 31, 2014, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.

NOTE 2 - NOTES PAYABLE

The components of the Company’s debt as of July 31, 2014 and January 31, 2013 were as follows:

	July 2014	Jan 2014
Note Payable - $100,000, 12% interest payable monthly or accrued, due Nov 4, 2013	$ 100,000	$ 100,000
Note Payable - $50,000, 12% interest payable monthly or accrued, due Oct 29, 2013	50,000	50,000
Note Payable - $398,150, 12% interest payable monthly or accrued, due Oct 29, 2013	398,150	263,150
Note Payable - $25,000, 12% interest added to note quarterly, due April 30, 2013	25,000	25,000
Note Payable - $16,000, 12% interest added to note quarterly, due January 31, 2014	16,000	16,000
Note Payable - $40,000, 20% interest added to note quarterly, due July 28, 2012	20,000	40,000
Note Payable - $4,000, 12% interest added to note quarterly, due April 30, 2013	4,000	4,000
Note Payable - $45,000, 12% interest added to note quarterly, due Nov 5, 2013	45,000	45,000
Note Payable - $5,000, 12% interest added to note quarterly, due Nov 5, 2013	5,000	5,000
Note Payable - $30,000, 8% interest, due Jan 31, 2014	30,000	30,000
Note Payable - $42,500, 8% interest, due Aug 25, 2014	42,500	0
Note Payable - $32,500, 8% interest, due Oct 18, 2014	32,500	32,500
Note Payable - $32,500, 8% interest, due Nov 5, 2014	32,500	0
Note Payable - $32,000, 8% interest, due Nov 21, 2014	32,000	0
Note Payable - $33,000, 8% interest, due Nov 23, 2014	33,000	0
Note Payable - $19,500, 8% interest, due on demand	19,500	0
Note Payable - $72,500, 8% interest, due Jan 14, 2015	72,500	0
Subtotal	957,650	610,650
Less – currently payable	(957,650)	(610,650)
Long-term debt	$0	$0

The Company had accrued interest payable of $158,164 and $112,944 interest on the notes at July 31, 2014 and January 31, 2014, respectively.

NOTE 3 - STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of Preferred Stock, having a par value of $0.001 per share.  There are no preferred shares outstanding at July 31, 2014 and January 31, 2014.

Common Stock:

The Company is authorized to issue 350,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  At July 31, 2014 and January 31, 2014, there were 72,251,528 and 65,715,638 shares outstanding respectively.  No dividends were paid in the periods ended July 31, 2014 or January 31, 2014.

Options and Warrants:

The Company had the following options or warrants outstanding at July 31, 2014:

Issued To	# Options	Dated	Expire	Strike Price
President and CEO	4,000,000	11/18/2010	11/18/2016	$0.10 per share
Vice President	2,000,000	11/18/2010	11/18/2016	$0.10 per share
Shareholder	127,500	08/28/2011	08/28/2016	$0.10 per share
Shareholder	50,000	04/04/2012	04/04/2013	$0.20 per share
Shareholder	8,000	04/27/2012	04/27/2013	$0.20 per share
Shareholder	127,500	04/29/2012	04/29/2017	$0.10 per share
Shareholder	200,000	05/17/2012	05/17/2013	$0.20 per share
Shareholder	50,000	05/22/2012	05/22/2013	$0.20 per share
Shareholder	80,000	05/21/2012	05/21/2013	$0.20 per share
Shareholder	25,000	07/12/2012	07/12/2013	$0.20 per share
Shareholder	25,000	07/10/2012	07/10/2013	$0.20 per share
Shareholder	50,000	08/09/2012	08/09/2013	$0.20 per share
Shareholder	1,000,000	08/31/2012	08/31/2016	$0.12 per share
Shareholder	2,000,000	01/18/2013	01/18/2018	$0.05 per share
Chief Financial Officer	1,000,000	09/23/2013	11/18/2016	$0.10 per share
Financier	3,500,000	07/02/2014	07/01/2019	$0.10 pershare*
Chief Financial Officer	1,000,000	07/31/2014	07/31/2017	$0.10 per share
Salespersons	2,500,000	07/31/2014	01/31/2018	$0.10 per share

* The Company can redeem the option at $0.001 per share (total of $3,500) if the stock price closes above $0.125 for 15 consecutive days.

NOTE 4 – EMPLOYEE BENEFIT PLANS

During the periods ended July 31, 2014 and January 31, 2014, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 5 – INCOME TAXES

MedCareers Group, Inc. has incurred losses since inception.  Therefore, MedCareers has no federal tax liability. Additionally, there are limitations imposed by certain transactions which are deemed to be ownership changes. The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward is about $6,213,049 at July 31, 2014 of which $5,268,416 is available for carryforward for federal income tax purposes and will expire in fiscal years 2026 to 2029.  At July 31, 2014 and January 31, 2014, the deferred tax asset consisted of the following:

	July 2014	January 2014
Deferred tax asset:
Net operating loss	$1,791,261	$1,665,549
Less valuation allowance	(1,791,261)	(1,665,549)
Net deferred tax asset	$0	$0

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company may from time to time be involved with various litigation and claims that arise in the normal course of business.  As of July 31, 2014, no such matters were outstanding.

NOTE 7 - GOING CONCERN AND FINANCIAL POSITION

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through July 31, 2014 of $6,213,049 and has a working capital deficit at July 31, 2014 of $1,141,275.

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

History

The Company was formed as RX Scripted, LLC on December 30, 2004 as a North Carolina limited liability company and converted to a Nevada Corporation as RX Scripted, Inc. on December 5, 2007.  On December 16, 2009, an amendment was filed with the State of Nevada, among other things, to change the name of the company to “MedCareers Group, Inc.” and affect a 10 for 1 forward stock split (which became effective on January 7, 2010). Unless otherwise stated or the context suggests otherwise, the number of shares disclosed throughout this report have been retroactively reflected for the stock split.

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

In June of 2014 Nurses Lounge began the development of a 2.0 version of the network. The new version was a complete upgrade that went into beta testing on August 1 and then live on September 2, 2014.

Along with a complete new design, the new version includes an interactive directory of approximately 600 schools that offer a Bachelor of Science in Nursing (BSN), 1,000 nursing schools that offer an Associate Degree in Nursing (ADN), 6,000 medical facilities, plus interactive lounges for 97 nurse specialties. These organizations can take administrative control of these lounge pages that allows them to customize their pages with images, logos, and videos, as well as the ability to post news and info that is instantly distributed to their nurse followers.

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

***

Results for the three and nine months ended July 31, 2014

Revenue. Revenue for the three months ended July 31, 2014 and 2013 was $6,347 and $2,485, respectively. Revenue for the six months ended July 31, 2014 and 2013 was $11,788 and $8,220, respectively.

Cost of Revenues. Cost of revenues were $11,101 and $7,819 for the three months ended July 31, 2014 and 2013, respectively. Cost of revenues were $18,080 and $23,952 for the six months ended July 31, 2014 and 2013, respectively. The changes reflect the swings in costs as the Company promotes its nurse portal and the variation in those costs as the Company has yet to enter a period where the operations in sales and cost of sales are relatively constant. Until the Company enters a reasonably constant operating period, the costs will vary widely.

Selling expenses. Selling expenses were $25,070 and $1,278 for the three months ended July 31, 2014 and 2013. Selling expenses were $79,410 and $13,886 for the six months ended July 31, 2014 and 2013. The increase was due to doing more promotion of our Nurses Lounge site and hiring salespeople.

Operating Expenses. Operating expenses for the three months ended July 31, 2014 and 2013 were $194,306 and $189,619 respectively. The above expenses do not include depreciation and amortization amounts of $0 and 47,696 for the three months ended July 31, 2014 and 2013, respectively.

Operating expenses for the six months ended July 31, 2014 and 2013 were $250,820 and $292,164 respectively. The significant decrease in the quarterly expenses was due to no common shares being issued as incentive fees for loan renewals. The above expenses do not include depreciation and amortization amounts of $0 and 89,633 for the six months ended July 31, 2014 and 2013, respectively.

Other Income (Expense). Other income represents interest paid on loans which was $27,972 and $19,220 for the three months ended July 31, 2014 and 2013, respectively. Other income represents interest paid on loans which was $48,720 and $38,017 for the six months ended July 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

As of July 31, 2014, the Company had negative working capital of $1,141,275, comprised of current assets of $20,921 and current liabilities of $1,162,196.

Net cash used in operations for the six months ended July 31, 2014 was $377,218 compared to $182,518 for the six months ended July 31, 2013.

Cash used for purchase of fixed assets was $0 for the six months ended July 31, 2014 and 2013.

Cash provided by financing activities for the six months ended July 31, 2014 was $273,000 compared to $170,000 for the same period in 2013.

The Company has borrowed funds and/or sold stock for working capital.  These transactions are detailed in the section “Recent Sales of Unregistered Securities”.

Currently the Company does not have sufficient cash reserves or revenues to meet its contractual obligations under its outstanding notes payable and to pay its ongoing monthly expenses, which the Company anticipates totaling approximately $300,000 over the next 12 months.  The Company has been able to continue operating to date largely from loans made by its shareholders and other debt financings to date.  The Company is currently looking at both short-term and more permanent financing opportunities, including debt or equity funding, bridge or short term loans, and/or traditional bank funding, but we have not decided on any specific path moving forward.  Unless we have raised sufficient funding to pay our ongoing expenses associated with being a public company, and we have sufficient funds to support our planned operations, the Company can provide no assurances that it will be able to meet its short and long term liquidity needs. The Company continues to generate revenue from the Nurses Lounge business, which the Company believes will increase to the point where the Company can cover its basis monthly obligations, of which there can be no assurance.

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

Recent Activity

In early April of 2014, Nurses Lounge was informed by our mobile app developers that our network provider, Oracle, did not have the API’s necessary to complete the app. This was after a kick-off meeting in early February where we were informed that all was in place to complete and launch the app by early April. We were later informed that they could not provide a definitive time in which the API’s would be available.

As such, in early June, Nurses Lounge began the ground-up development of a version 2.0 of our network with all the most current networking functionality. On September 2, Nurses Lounge officially launched version 2.0 of their professional network for nurses after a month of beta testing that began on August 1, 2014.

Along with a complete new design, the new network includes an interactive directory of approximately 600 schools that offer a Bachelor of Science in Nursing (BSN), 1,000 nursing schools that offer an Associate Degree in Nursing (ADN), 6,000 medical facilities, plus interactive lounges for 97 nurse specialties. These organizations can take administrative control of these lounge pages that allows them to customize their pages with images, logos, and videos, as well as the ability to post news and info that is instantly distributed to their nurse followers.

Additionally, the network provides the most current networking tools necessary for student and local professional nurse associations to more effectively manage and grow their organizations versus outdated and obsolete web sites.

A mobile app for the network is now under way with expected completion available in time for Nurses Lounge to have on hand for demonstration and downloading at the numerous state student nurses’ association conferences where they plan to exhibit this fall including the Mid-Year National Student Nurse Association Conference held on November 7-9 in Portland, Oregon.

We also intend to strengthen our brand and grow membership through increased marketing efforts and expanded and enhanced features and functionalities that the new network capabilities afford.

Management also reduced sales and marketing regions from 12 to 6 and, as of August 15, 2014, had sales and marketing representatives in 5 of the 6 regions. These representatives will be responsible for revenue generation and membership growth in their assigned markets.

Additionally, as membership grows, management will look to diversify the revenue model from primarily job posting revenue. Potential income streams are expected to include targeted banner ads, email sponsorships, continuing education as well as mobile apps.

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

Additionally, with our administration and SEC reporting obligations current, we are positioned to spend the majority of any equity raised to build out the national sales team with supported marketing. The Company estimates it needs $750,000 annually to fully implement its full service 12 month operating plan.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures are once again effective.  Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended July 31, 2014 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

	Consideration		Date	# Shares
Balance, Number of shares outstanding, January 31, 2013				50,125,528

Shares issued for deferred fees	Incentive for new loan	(1)	July 19, 2013	200,000
Shares issued for deferred fees	Incentive for new loan	(2)	July 31, 2013	166,667
Shares issued for deferred fees	Incentive for new loan	(3)	July 31, 2013	133,334
Shares issued for deferred fees	Incentive for new loan	(4)	July 31, 2013	133,334
Shares issued for deferred fees	Note extension	(5)	July 31, 2013	1,100,000
Shares issued for note conversion	Convert $25,000 note	(6)	Aug 5, 2013	250,000
Shares issued for note conversion	Convert $20,000 note	(7)	Aug 10, 2013	200,000
Shares issued for note conversion	Convert $20,000 note	(8)	Aug 10, 2013	200,000
Shares issued for note conversion and accrued interest	Convert $140,000 note + Int	(9)	Aug 10, 2013	2,205,714
Shares issued for note conversion and accrued interest	Convert $70,000 note + Int	(10)	Aug 10, 2013	949,385
Shares issued for cash at $0.10 per share	Sale of shares for cash	(11)	Sept 2013	199,000
Shares issued for services	Services @ $0.10/share	(12)	Sept 23, 2013	1,000,000
Shares issued for services	Services @ $0.10/share	(13)	Oct 3, 2013	100,000
Shares issued for cash at $0.10 per share	Sale of shares for cash	(14)	Oct 28, 2013	20,000
Shares issued for cash at $0.10 per share	Sale of shares for cash	(15)	Nov 27, 2013	30,000
Shares issued for services	Services @ $0.10/share	(16)	Nov 3, 2013	100,000
Shares securing assets sold based on market	Shares sold at market	(17)	Dec 9, 2013	8,002,406
Shares issued for accounts payable	Convert $224,558 in payable	(18)	July 31, 2014	4,491,160
Shares issued for accounts payable	Convert $97,250 in payable	(19)	July 31, 2014	1,945,000
Shares issued for accounts payable	Convert $5,000 in payable	(20)	July 31, 2014	100,000
Balance, Number of shares outstanding, July 31, 2014				72,251,528

(1) 200,000 total shares issued on 7/19/2013 in consideration for lending the Company $30,000, note dated July 19, 2013, 12% annual interest rate, due Oct 31, 2013. Jamie Bernard was issued a total of 200,000 shares of restricted common stock. Additionally, the note is convertible at $0.10 per share. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(4) 133,334k total shares issued on 7/31/2013 in consideration for lending the Company $20,000, note dated July 31, 2013, 12% annual interest rate, due Oct 31, 2013 - the note was converted on August 5, 2013. Additionally, the note is convertible at $0.10 per share. The value of these shares were determined on the day of agreement and booked in the financial statement as Deferred Fees and amortized over the life of the loan.

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

(18) Conversion of accounts payable to our Chief Executive Officer in the amount of $224,558 on July 31, 2014, at a conversion rate of $0.05 per share.

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

(19) Conversion of accounts payable to our Vice President of Nurses Lounge in the amount of $97,250 on July 31, 2014, at a conversion rate of $0.05 per share.

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

(20) Conversion of accounts payable to a vendor in the amount of $5,000 on July 31, 2014, at a conversion rate of $0.05 per share.

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

Options and Warrants

(21) Three options for 127,500 shares of restricted common stock at an exercise price of $0.10 per share and for a term of 5 years was awarded Geneva7, LLC in consideration for loaning the company $25,000 and renewing the note two additional times. Geneva7, LLC originally loaned the company $25,000 at 12% interest on August 29, 2011 and was awarded an option to purchase 127,500 shares of restricted common stock at an exercise price of $0.10. The term of the option is 5 years. The loan matured on April 30, 2012 and Geneva 7 agreed to renew the loan and accrue interest through July 31, 2013 and additionally renewed the loan through October 31, 2103 when it matured on July 31, 2013. With each additional renewal, Geneva7 received an additional option to purchase 127,500 shares of restricted common stock at an exercise price of $0.10 per share and for a term of 5 years. This note was sold to a third party who converted the note into common shares at market and sold the shares.

(22) Warrant 1,000,0000 shares. The Company entered into a contract for services with Horse and Hammerhead Marketing Solutions, LLC, a management consulting firm. Based on the agreement, the consultant was issued a warrant for 1,000,000 shares of MCGI’s restricted common stock at an exercise price of $0.12 per/share with a 4-year term.

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

(23) Warrant 100,000 shares. The Company entered into a contract for services with EBCO, LLC. Based on the agreement, in consideration for extending their $16,000 loan, they were issued a warrant for 100,000 shares of MCGI’s restricted common stock at an exercise price of $0.10 per/share, expiring March 29, 2016.

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

(24) Option for 1,000,000 common shares granted to the Chief Financial Officer as part of his accepting the position with the Company. The options have a strike price of $0.10 per share and expire on November 18, 2016.

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

(25) Option for 1,000,000 common shares granted to the Chief Financial Officer for past work with the Company. The options have a strike price of $0.10 per share and expire on July 31, 2017.

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

(26) Options for 2,500,000 common shares granted to salespersons as an incentive to make sales for the Company. The options have a strike price of $0.10 per share, vest one third on January 31, 2015, 2016 and 2017 and expire on January 31, 2018.

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

Date: September 13, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith.

