Form 10-Q
period 2014-10-31
MEDCAREERS GROUP, Inc.
filed 2014-12-19
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

Yes [ ] No [X].

As of December 17, 2014 there were 86,995,142shares of Common Stock of the issuer outstanding.

1

 MEDCAREERS GROUP, INC.

Consolidated Balance Sheets

As of October 31, 2014 and January 31, 2014

	As of October 31, 2014 Unaudited	As of January 31, 2014 Audited
Assets
Current Assets
Cash and Cash Equivalents	$1,477	$7,299
Other Current Assets	400	400
Total Current Assets	1,877	7,699

Property, Plant & Equipment
Equipment	1,799	1,799
Less: Accumulated Amortization	(1,799)	(1,799)
Total Property, Plant & Equipment	0	0

Total Assets	$1,877	$7,699

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$26,502	$61,141
Accrued Expenses – Related Parties	0	246,808
Accrued Expenses	8,377	13,998
Accrued Interest Payable	186,256	173,444
Current Portion of Long Term Debt	1,033,650	610,650
Total Current Liabilities	1,254,785	1,106,041

Long Term Liabilities
Notes Payable	1,033,650	610,650
Less: Current Portion	(1,033,650)	(610,650)
Total Long Term Liabilities	0	0

Total Liabilities	1,254,785	1,106,041

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares, none outstanding
Common Stock, $0.001 par value, 350,000,000 shares,
83,210,142 and 65,715,368 shares issued and outstanding	83,210	65,715

Additional Paid In Capital	5,022,564	4,679,251
Accumulated (Deficit)	(6,358,682)	(5,843,308)
Total Stockholders’ Equity (Deficit)	(1,252,908)	(1,098,342)

Total Liabilities and Stockholders’ Equity	$1,877	$7,699

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC. (A Development Stage Company) Consolidated Statement of Operations For the Three and Nine Months Ended October 31, 2014 and 2013

	Three Months Ended		Nine Months Ended
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013

Revenue	$7,970	$3,185	$19,758	$11,405
Cost of Sales	4,055	7,017	22,135	30,969
Gross Profit (Loss)	3,915	(3,832)	(2,377)	(19,564)

Operating Expenses:
Depreciation and Amortization	0	162,168	0	251,801
Selling and Marketing	18,455	6,806	97,865	20,692
General and Administrative	100,514	253,151	335,835	545,315
Total Operating Expenses	118,969	422,125	433,700	817,808

Net Operating Loss	(115,054)	(425,937)	(436,077)	(837,372)

Other Income (Expense)
Interest Expense	(30,577)	(22,731)	(79,297)	(60,748)
Total Other Income (Expense)	(30,577)	(22,731)	(79,297)	(60,748)

Net Loss	$(145,631)	$(448,688)	$(515,374)	$(898,120)

Basic and Diluted Earnings (Loss) per share	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted Average Shares Outstanding:
Basic and Diluted	77,471,515	54,493,241	76,879,373	51,039,602

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDCAREERS GROUP, INC.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Nine Months Ended October 31, 2014 and

For the Year Ended January 31, 2014

	Common Shares		Paid-In	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Totals

Balance, January 31, 2013	50,125,528	$50,126	$3,997,996	$(4,755,621)	$(707,499)

Issuance of Common Stock for Cash	249,000	249	24,651		24,900
Issuance of Common Stock for Services	1,800,000	1,800	150,200		152,000
Issuance of Common Stock for Deferred Fees	1,733,835	1,733	171,601		173,334
Conversion of Notes Payable to Common Stock	9,626,887	9,627	290,374		300,001
Conversion of Accrued Interest to Common Stock	2,180,618	2,181	44,429		46,610
Rounding			(1)	1

Net (Loss)				(1,087,688)	(1,087,688)

Balance, January 31, 2014	65,715,368	$65,715	$4,679,251	$(5,843,308)	$(1,098,342)

Issuance of Common Stock for Accounts Payable	6,536,160	6,536	320,272		326,808
Conversion of Notes Payable to Common Stock	10,958,614	10,959	23,041		34,000

Net (Loss)				(515,374)	(515,374)

Balance, October 31, 2014	83,210,142	$83,210	$5,022,564	$(6,358,682)	$(1,252,908)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC. Consolidated Statements of Cash Flows For the Nine Months Ended October 31, 2014 and 2013

	Nine Months Ended Oct 31, 2014	Nine Months Ended Oct 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(515,374)	$(898,120)

Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and Amortization of Property and Equipment	0	0
Amortization of Deferred Loan Fees	0	251,801
Common Stock Issued for Services	0	140,000
Stock Option Expense	0	0
Change in Assets and Liabilities:
(Increase) Decrease in Other Current Assets	0	(1,095)
(Increase) Decrease in Other Assets	0	0
Increase (Decrease) in Accounts Payable	(34,639)	51,099
Increase (Decrease) in Accrued Expenses	(621)	61,982
Increase (Decrease) in Due to Related Party	75,000	64,950
Increase (Decrease) in Accrued Interest	12,812	0
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(462,822)	(329,383)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Disposal of Fixed Assets	0	0
Purchase of Fixed Assets	0	0
CASH FLOWS (USED IN) INVESTING ACTIVITIES	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	457,000	227,500
Proceeds from Sale of Common Stock	0	19,900
Conversion of Notes Payable to Common Stock	0	0
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	457,000	247,400

NET INCREASE (DECREASE) IN CASH	(5,822)	(81,983)
Cash, beginning of period	7,299	89,680

Cash, end of period	1,477	$7,697

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$3,000	$4,575
Taxes paid	$0	$0
Issuance of Common Stock for Services	$0	$140,000
Issuance of Common Stock for Payables	$326,809	$314,739
Issuance of Common Stock for Loan Fees	$0	$173,333
Issuance of Common Stock for Debt	$34,000	$0

The Accompanying Notes are an Integral Part of these Financial Statements.

 MEDCAREERS GROUP, INC.

Notes to Financial Statements

October 31, 2014 and January 31, 2014

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

Advertising Costs:

The Company incurred no advertising costs for the periods ended October 31, 2014 and January 31, 2014.

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

There were no potentially dilutive common stock equivalents as of October 31, 2014, therefore basic earnings per share equals diluted earnings per share for the period ended October 31, 2014. The Company had 17,743,000 options outstanding at October 31, 2014. As the Company incurred a net loss during the year ended October 31, 2014, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.

NOTE 2 - NOTES PAYABLE

The components of the Company’s debt as of October 31, 2014 and January 31, 2013 were as follows:

	Oct 2014	Jan 2014
Note Payable - $100,000, 12% interest payable monthly or accrued, due Nov 4, 2013	$ 100,000	$ 100,000
Note Payable - $50,000, 12% interest payable monthly or accrued, due on demand	50,000	50,000
Note Payable - $468,150, 12% interest payable monthly or accrued, due on demand	418,150	263,150
Note Payable - $25,000, 12% interest added to note quarterly, due April 30, 2013	25,000	25,000
Note Payable - $16,000, 12% interest added to note quarterly, due January 31, 2014	16,000	16,000
Note Payable - $40,000, 20% interest added to note quarterly, due July 28, 2012	20,000	40,000
Note Payable - $4,000, 12% interest added to note quarterly, due April 30, 2013	4,000	4,000
Note Payable - $45,000, 12% interest added to note quarterly, due Nov 5, 2013	45,000	45,000
Note Payable - $5,000, 12% interest added to note quarterly, due Nov 5, 2013	5,000	5,000
Note Payable - $30,000, 8% interest, due Jan 31, 2014	30,000	30,000
Note Payable - $42,500, 8% interest, due May 15, 2014	8,500	32,500
Note Payable - $32,500, 8% interest, due Sept 20, 2014	32,500	0
Note Payable - $32,500, 8% interest, due Nov 21, 2014	32,500	0
Note Payable - $32,500, 8% interest, due Feb 7, 2014	32,500	0
Note Payable - $32,500, 8% interest, due Mar 15, 2014	32,500	0
Note Payable - $32,000, 8% interest, due Nov 21, 2014	32,000	0
Note Payable - $33,000, 8% interest, due Nov 23, 2014	33,000	0
Note Payable - $19,500, 8% interest, due on demand	19,500	0
Note Payable - $72,500, 8% interest, due Jan 14, 2015	72,500	0
Note Payable - $72,500, 8% interest, due Jan 14, 2015	25,000	0
Subtotal	1,033,650	610,650
Less – currently payable	(1,033,650)	(610,650)
Long-term debt	$0	$0

The Company had accrued interest payable of $186,256 and $112,944 interest on the notes at October 31, 2014 and January 31, 2014, respectively.

NOTE 3 - STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of Preferred Stock, having a par value of $0.001 per share.  There are no preferred shares outstanding at October 31, 2014 and January 31, 2014.

Common Stock:

The Company is authorized to issue 850,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  At October 31, 2014 and January 31, 2014, there were 83,210,142 and 65,715,638 shares outstanding respectively.  No dividends were paid in the periods ended October 31, 2014 or January 31, 2014.

Options and Warrants:

The Company had the following options or warrants outstanding at October 31, 2014:

Issued To	# Options	Dated	Expire	Strike Price
President and CEO	4,000,000	11/18/2010	11/18/2016	$0.10 per share
Vice President	2,000,000	11/18/2010	11/18/2016	$0.10 per share
Shareholder	127,500	08/28/2011	08/28/2016	$0.10 per share
Shareholder	50,000	04/04/2012	04/04/2013	$0.20 per share
Shareholder	8,000	04/27/2012	04/27/2013	$0.20 per share
Shareholder	127,500	04/29/2012	04/29/2017	$0.10 per share
Shareholder	200,000	05/17/2012	05/17/2013	$0.20 per share
Shareholder	50,000	05/22/2012	05/22/2013	$0.20 per share
Shareholder	80,000	05/21/2012	05/21/2013	$0.20 per share
Shareholder	25,000	07/12/2012	07/12/2013	$0.20 per share
Shareholder	25,000	07/10/2012	07/10/2013	$0.20 per share
Shareholder	50,000	08/09/2012	08/09/2013	$0.20 per share
Shareholder	1,000,000	08/31/2012	08/31/2016	$0.12 per share
Shareholder	2,000,000	01/18/2013	01/18/2018	$0.05 per share
Chief Financial Officer	1,000,000	09/23/2013	11/18/2016	$0.10 per share
Financier	3,500,000	07/02/2014	07/01/2019	$0.10 per share*
Chief Financial Officer	1,000,000	07/31/2014	07/31/2017	$0.10 per share
Salespersons	2,500,000	07/31/2014	01/31/2018	$0.10 per share

* The Company can redeem the option at $0.001 per share (total of $3,500) if the stock price closes above $0.125 for 15 consecutive days.

NOTE 4 – EMPLOYEE BENEFIT PLANS

During the periods ended October 31, 2014 and January 31, 2014, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 5 – INCOME TAXES

MedCareers Group, Inc. has incurred losses since inception.  Therefore, MedCareers has no federal tax liability. Additionally, there are limitations imposed by certain transactions which are deemed to be ownership changes. The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward is about $6,358,682 at October 31, 2014 of which $5,521,482 is available for carryforward for federal income tax purposes and will expire in fiscal years 2026 to 2029.  At October 31, 2014 and January 31, 2014, the deferred tax asset consisted of the following:

	October 2014	January 2014
Deferred tax asset:
Net operating loss	$1,840,776	$1,665,549
Less valuation allowance	(1,840,776)	(1,665,549)
Net deferred tax asset	$0	$0

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company may from time to time be involved with various litigation and claims that arise in the normal course of business.  As of October 31, 2014, no such matters were outstanding.

NOTE 7 - GOING CONCERN AND FINANCIAL POSITION

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through October 31, 2014 of $6,358,682 and has a working capital deficit at October 31, 2014 of $1,252,908.

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

As a communication utility, Nurses Lounge solves many of the communication issues these organizations face:

[ ]	Local chapters of nurse associations use Nurses Lounge (opposed to outdated, hard to manage static web sites and email lists) as a more efficient way to communicate with their members as well as for recruiting new members and disseminating news and information to their local nursing profession.

[ ]	Nursing Schools benefit with a group in the Nurses Lounge not only as a means to easily distribute news and info, but also to manage and keep alumni notified of educational opportunities as well as providing a professional networking platform between students, faculty and alumni.

[ ]	Employer’s benefits include managing a positive brand, distribution of news, job postings, managing employee referral programs as well as internal communications for things such as shared governance.

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

***

Results for the three and nine months ended October 31, 2014

Revenue. Revenue for the three months ended October 31, 2014 and 2013 was $7,970 and $3,185, respectively. Revenue for the nine months ended October 31, 2014 and 2013 was $19,758 and $11,405, respectively.

Cost of Revenues. Cost of revenues were $4,055 and $7,017 for the three months ended October 31, 2014 and 2013, respectively. Cost of revenues were $22,135 and $30,969 for the nine months ended October 31, 2014 and 2013, respectively. The changes reflect the swings in costs as the Company promotes its nurse portal and the variation in those costs as the Company has yet to enter a period where the operations in sales and cost of sales are relatively constant. Until the Company enters a reasonably constant operating period, the costs will vary widely.

Selling expenses. Selling expenses were $18,455 and $6,806 for the three months ended October 31, 2014 and 2013. Selling expenses were $97,865 and $20,692 for the nine months ended October 31, 2014 and 2013. The increase was due to doing more promotion of our Nurses Lounge site and hiring salespeople.

Operating Expenses. Operating expenses for the three months ended October 31, 2014 and 2013 were $100,514 and $253,151 respectively. The above expenses do not include depreciation and amortization amounts of $0 and 162,168 for the three months ended October 31, 2014 and 2013, respectively.

Operating expenses for the nine months ended October 31, 2014 and 2013 were $335,835 and $545,315 respectively. The significant decrease in the quarterly expenses was due to no common shares being issued as incentive fees for loan renewals. The above expenses do not include depreciation and amortization amounts of $0 and $251,801 for the nine months ended October 31, 2014 and 2013, respectively.

Other Income (Expense). Other income represents interest paid on loans which was $30,577 and $22,731 for the three months ended October 31, 2014 and 2013, respectively. Other income represents interest paid on loans which was $79,297 and $60,748 for the nine months ended October 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

As of October 31, 2014, the Company had negative working capital of $1,252,908, comprised of current assets of $1,877 and current liabilities of $1,254,785.

Net cash used in operations for the nine months ended October 31, 2014 was $462,822 compared to $329,383 for the Nine months ended October 31, 2013.

Cash used for purchase of fixed assets was $0 for the nine months ended October 31, 2014 and 2013.

Cash provided by financing activities for the nine months ended October 31, 2014 was $457,000 compared to $247,400 for the same period in 2013.

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

A mobile app for the network was completed in time for demonstration at the Mid-Year National Student Nurse Association Conference held on November 7-9 in Portland, Oregon. On November 21st the mobile app was approved by Apple to be available for download in the APP Store. An Android version is expected to be completed and available for download in mid January 2015 in time for nursing students returning to class for the spring semester.

We also intend to strengthen our brand and grow membership through increased marketing efforts and expanded and enhanced features and functionalities that the new network capabilities afford.

Management also reduced sales and marketing regions from 12 to 6 and, as of December 17, 2014, had sales and marketing representatives in 4 of the 6 regions.

In early November 2014, we combined the job board and network allowing members a single sign-on. With this in place, sales representatives began for the first time sells of unlimited job posting packages for a term of 6 months at a cost of $3,600 and 12 month terms for $6,000.00. In early December, we had closed and collected on our first annual unlimited job posting sale and as of December 17th each sales representative had multiple interested prospects in their sale’s pipeline.

With this increased sales activity we are also seeing greater interest in our single 60-day job postings priced at $245.00. We have additionally created volume discounts for employers buying 5 and 10 job posting credits upfront. We believe we now have a very competitive price point that can fit any size of employer looking to hire nurses.

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

Additionally, with the completion of new network and mobile app as well as our administration and SEC reporting obligations current, we are positioned to spend the majority of any equity raised to build out the national sales team with a proper level of marketing support. The Company estimates it needs $750,000 annually to fully implement its full service 12 month operating plan as we begin to move forward in 2015.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

 ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures are once again effective.  Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended October 31, 2014 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

	Consideration		Date	# Shares
Balance, Number of shares outstanding, January 31, 2013				50,125,528

Shares issued for deferred fees	Incentive for new loan	(1)	July 19, 2013	200,000
Shares issued for deferred fees	Incentive for new loan	(2)	October 31, 2013	166,667
Shares issued for deferred fees	Incentive for new loan	(3)	October 31, 2013	133,334
Shares issued for deferred fees	Incentive for new loan	(4)	October 31, 2013	133,334
Shares issued for deferred fees	Note extension	(5)	October 31, 2013	1,100,000
Shares issued for note conversion	Convert $25,000 note	(6)	Aug 5, 2013	250,000
Shares issued for note conversion	Convert $20,000 note	(7)	Aug 10, 2013	200,000
Shares issued for note conversion	Convert $20,000 note	(8)	Aug 10, 2013	200,000
Shares issued for note conversion and accrued interest	Convert $140,000 note + Int	(9)	Aug 10, 2013	2,205,714
Shares issued for note conversion and accrued interest	Convert $70,000 note + Int	(10)	Aug 10, 2013	949,385
Shares issued for cash at $0.10 per share	Sale of shares for cash	(11)	Sept 2013	199,000
Shares issued for services	Services @ $0.10/share	(12)	Sept 23, 2013	1,000,000

Shares issued for services	Services @ $0.10/share	(13)	Oct 3, 2013	100,000
Shares issued for cash at $0.10 per share	Sale of shares for cash	(14)	Oct 28, 2013	20,000
Shares issued for cash at $0.10 per share	Sale of shares for cash	(15)	Nov 27, 2013	30,000
Shares issued for services	Services @ $0.10/share	(16)	Nov 3, 2013	100,000
Shares securing assets sold based on market	Shares sold at market	(17)	Dec 9, 2013	8,002,406
Common stock issued at forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(18)	May 20, 2014	1,339,286
Common stock issued at forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(18)	June 2, 2014	1,600,000
Common stock issued at forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(18)	June 6, 2014	971,429
Shares issued for accounts payable	Convert $224,558 in payable	(19)	July 31, 2014	4,491,160
Shares issued for accounts payable	Convert $97,250 in payable	(20)	July 31, 2014	1,945,000
Shares issued for accounts payable	Convert $5,000 in payable	(21)	July 31, 2014	100,000
Common stock issued at forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(18)	Sept 22, 2014	1,290,323
Common stock issued at forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(18)	Oct 8, 2014	2,727,273
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(18)	Oct 29, 2014	3,030,303
Balance, Number of shares outstanding, October 31, 2014				83,210,142

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

(6) Conversion of Note dated October 31, 2013 that had a conversion feature at $.10 per share. These shares were issued for the conversion of a $25,000 note.

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

(7) Conversion of Note dated October 31, 2013 that had a conversion feature at $.10 per share. These shares were issued for the conversion of a $20,000 note.

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

(8) Conversion of Note dated October 31, 2013 that had a conversion feature at $.10 per share. These shares were issued for the conversion of a $20,000 note.

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

(9) Conversion of Note dated October 31, 2013 that had a conversion feature at $.07 per share. These shares were issued for the conversion of a $140,000 note plus accrued interest of $14,400.

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

(10) Conversion of Note dated October 31, 2013 that had a conversion feature at $.10 per share. These shares were issued for the conversion of a $70,000 note plus accrued interest of $24,938.

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

(18) The Company entered into a loan agreement on November 12, 2013 with a funding company for $32,500, accruing interest at 8%, which provided for repayment in six months. The loan, if not repaid, provided for the lender to be able to convert all or a portion of the principal and interest due on the note into common stock at a discount of 48% to market. These conversions represent common stock converted pursuant to the note. As of October 31, 2014, approximately $8,500 remained owing on the note.

(19) Conversion of accounts payable to our Chief Executive Officer in the amount of $224,558 on October 31, 2014, at a conversion rate of $0.05 per share.

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

(20) Conversion of accounts payable to our Vice President of Nurses Lounge in the amount of $97,250 on October 31, 2014, at a conversion rate of $0.05 per share.

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

(21) Conversion of accounts payable to a vendor in the amount of $5,000 on October 31, 2014, at a conversion rate of $0.05 per share.

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

Options and Warrants

(22) Three options for 127,500 shares of restricted common stock at an exercise price of $0.10 per share and for a term of 5 years was awarded Geneva7, LLC in consideration for loaning the company $25,000 and renewing the note two additional times. Geneva7, LLC originally loaned the company $25,000 at 12% interest on August 29, 2011 and was awarded an option to purchase 127,500 shares of restricted common stock at an exercise price of $0.10. The term of the option is 5 years. The loan matured on April 30, 2012 and Geneva 7 agreed to renew the loan and accrue interest through October 31, 2013 and additionally renewed the loan through October 31, 2103 when it matured on October 31, 2013. With each additional renewal, Geneva7 received an additional option to purchase 127,500 shares of restricted common stock at an exercise price of $0.10 per share and for a term of 5 years. This note was sold to a third party who converted the note into common shares at market and sold the shares.

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

(24) Warrant 100,000 shares. The Company entered into a contract for services with EBCO, LLC. Based on the agreement, in consideration for extending their $16,000 loan, they were issued a warrant for 100,000 shares of MCGI’s restricted common stock at an exercise price of $0.10 per/share, expiring March 29, 2016.

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

(25) Option for 1,000,000 common shares granted to the Chief Financial Officer as part of his accepting the position with the Company. The options have a strike price of $0.10 per share and expire on November 18, 2016.

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

(26) Option for 1,000,000 common shares granted to the Chief Financial Officer for past work with the Company. The options have a strike price of $0.10 per share and expire on July 31, 2017.

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

(27) Options for 2,500,000 common shares granted to salespersons as an incentive to make sales for the Company. The options have a strike price of $0.10 per share, vest one third on January 31, 2015, 2016 and 2017 and expire on January 31, 2018.

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

Date: December 19, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith.

