Form 10-K
period 2015-01-31
MEDCAREERS GROUP, Inc.
filed 2015-05-19
CIK 1438901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

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

Yes [ ] No [X]

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the average bid and asked prices of the common stock on January 31, 2015 (the last business day of the registrant’s most recently completed fiscal period covered by this report) was approximately $150 thousand.

Number of common shares outstanding at May 18, 2015: 276,996,641

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

On or around January 7, 2010 the Company’s name was changed to MedCareers Group, Inc. Additionally, as a result of filing the Certificate, the Company’s symbol on the Over-The-Counter Bulletin Board changed to “MCGI”, effective January 7, 2010.

On or around November 19, 2010, the Company entered into a Share Exchange Agreement (the “Exchange”) with Nurses Lounge, Inc., a Texas corporation (“Nurses Lounge”) and the nine shareholders of Nurses Lounge (the “Nurses Lounge Shareholders”).  Pursuant to the Exchange, we agreed to issue 24,000,000 restricted shares of our common stock to the Nurses Lounge Shareholders in exchange for 100% of the issued and outstanding shares of common stock of Nurses Lounge.  Although 24,000,000 restricted shares were issued in connection with the Exchange, certain significant shareholders of the Company also agreed to cancel some of the shares they owned so that the net effect of the Exchange was an increase to the outstanding shares by 7,175,000 shares rather than 24,000,000.  Included in the shareholders receiving shares in connection with the Exchange, was Timothy Armes founder and president of Nurses Lounge, Inc., who received 14,902,795 shares.

Pursuant to the Exchange, Nurses Lounge, Inc. became a wholly-owned subsidiary of the Company and as a result of the Exchange, the Cancellation Agreements and the Voting Agreement, Timothy Armes, the former largest shareholder of Nurses Lounge obtained majority voting control over the Company; provided that effective upon the expiration of the Voting Agreement in November 2012, Mr. Armes is no longer our majority shareholder.

Effective September 10, 2011, Timothy Armes, the Company’s then majority shareholder was appointed as the Chief Executive Officer, President, Secretary, Treasurer and sole director of the Company.

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

In June of 2014 Nurses Lounge began the development of a 2.0 version of the network. The new version was a complete upgrade that went into beta testing on August 1, 2014 and then live on September 2, 2014. With the completion of this upgrade Nurses Lounge functions as a true Professional Network for Nurses (or comparatively a Linkedin for Nurses). Like Linkedin, when a nurse joins they can create an online professional profile and invite colleagues to join their online professional network.

With the added capabilities of the new network, the new version was launched with an “Interactive Lounge” (comparable to a group on Linkedin or Facebook) for approximately 600 schools that offer a Bachelor of Science in Nursing (BSN), 1,000 nursing schools that offer an Associate Degree in Nursing (ADN), 6,000 medical facilities, plus interactive lounges for 97 nurse specialties. Representatives from these organizations can take administrative control of these lounge pages, customize their pages with images, logos, and videos, as well as the ability to post news and info that is instantly distributed to their nurse followers.

There is no cost to schools, associations or other non-profit organizations to utilize the Nurses Lounge communication and networking capabilities while employers, and other for profit organizations, are charged minimal set-up fees that also may include unlimited job postings for a limited time.

As members of the Nurses Lounge, nurses are able to participate in groups created by organizations such as schools, associations and employers in order to keep current on news, information, meetings and jobs openings as well as to network professionally with like-minded colleagues.  Participation and postings by members in Lounges creates new connections and makes it easier for people to find and connect with each other.  Finally, by inviting new colleagues and contacts to join them in the Nurses Lounge, members both grow their own network of connections and help to increase membership in Nurses Lounge.

Along with the professional network, Nurses Lounge has a fully functional job board for nursing professionals as well as a nursing faculty for nursing schools looking to hire faculty.

Nurses Lounge expects to generate a substantial percentage of revenue from the job board and, as nurse membership grows, expects to generate additional revenue from targeted ads and email campaigns both from employers and nursing schools looking to fill online classes as well as continuing education offerings.

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

We Require Additional Capital In Order To Take The Necessary Steps To Grow Our Business.

Currently, the Company does not have available funds to develop the marketing and advertising materials or fund other operating and general and administrative expenses necessary to grow its business.  The Company has decided to abandon the previously announced acquisition targets described above and focus on the Nurses Lounge business which does not require significant capital.  The Company believes that moving forward it will be able to enlist commission based sales persons to generate sales and revenue without incurring significant overhead.  The Company has used some available funds to hire independent contractors to pursue sales.  If we cannot secure additional financing, our growth and operations could be impaired by limitations on our access to capital. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it could have a material adverse impact upon our ability to conduct our business operations and pursue our expansion of Nurses Lounge.  As of the date of this report, we have only limited operations, and did not generate any significant revenues during the years ended January 31, 2015 or 2014.   In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan, which could cause any securities in the Company to be worthless.

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

We Have Historically Generated Limited Revenues And Have Generated Only Nominal Revenues For A Period Of Over Two Years.

We generated nominal revenues for the years ended January 31, 2015 and 2014 of $24,828 and $18,374 respectively. Furthermore, we anticipate our expenses increasing in the future.  We do not currently generate significant revenues.  We can make no assurances that we will be able to generate any revenues in the future, that we will have sufficient funding to support our operations and pay our expenses.  In the event we are unable to generate revenues and/or support our operations, we will be forced to curtail and/or abandon our current business plan and any investment in the Company could become worthless.

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

Timothy Armes, The Chief Executive Officer Of The Company, Exercises Significant Voting Control Over The Company.

As a result of the Exchange and the other transactions described above, Timothy Armes, the former largest shareholder of Nurses Lounge and our Chief Executive Officer and sole director, has beneficial ownership of 57,627,564 shares (such shares includes 4 million shares issuable upon the exercise of outstanding options) or approximately 20.8% of the Company’s common stock.  Therefore, Mr. Armes currently has significant voting control in determining the outcome of all corporate transactions or other matters, including the election and removal of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Armes from any officer position or director position he may choose to hold within the Company, which will mean he will remain in constructive control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

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

Our Losses Raise Doubt As To Whether We Can Continue As A Going Concern.

We had cumulative operating losses through January 31, 2015 of $6,723,360 and had a working capital deficit at January 31, 2015 of $1,572,532.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or obtain profitable operations. As such, there is substantial doubt as to our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

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

The Market for Our Common Stock is Illiquid, Sporadic and Subject to Wide Fluctuations.

Our common stock currently trades on the OTC Pink under the symbol “MCGI” and historically only a limited number of shares of our common stock have traded.  There may not be an active public market for our common stock in the future. If there is an active market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

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

Calendar Quarter Ending	Low	High
January 31, 2015	0.0015	0.007
October 31, 2014	0.005	0.022
July 31, 2014	0.01	0.04
April 31, 2014	0.01	0.0395

January 31, 2014	0.006	0.23
October 31, 2013	0.0055	0.18
July 31, 2013	0.0046	0.10
April 31, 2013	0.011	0.10

No cash dividends on the Company common stock have been declared or paid since the Company's inception. The Company had approximately 70 shareholders at May 18, 2015. This does not include shareholders that hold their shares in street name or with a broker.

Recent Sales of Unregistered Securities

	Consideration		Date	# Shares
Balance, Number of shares outstanding, January 31, 2013				50,125,528
Shares issued for services	Services @ $0.01share		May 1, 2013	600,000
Shares issued for deferred fees	Incentive for new loan	(1)	July 19, 2013	200,000
Shares issued for deferred fees	Incentive for new loan	(2)	July 31, 2013	166,667
Shares issued for deferred fees	Incentive for new loan	(3)	July 31, 2013	133,334
Shares issued for deferred fees	Incentive for new loan	(4)	July 31, 2013	133,334
Shares issued for deferred fees	Note extension	(5)	July 31, 2013	1,100,000
Shares issued for note conversion	Convert $25,000 note	(6)	Aug 5, 2013	250,000
Shares issued for note conversion	Convert $20,000 note	(7)	Aug 10, 2013	200,000
Shares issued for note conversion	Convert $20,000 note	(8)	Aug 10, 2013	200,000
Shares issued for note conversion and accrued interest	Convert $140,000 note + Int	(9)	Aug 10, 2013	2,205,714
Shares issued for note conversion and accrued interest	Convert $70,000 note + Int	(10)	Aug 10, 2013	949,385
Shares issued for cash at $0.10 per share	Sale of shares for cash	(11)	Sept 2013	199,000
Shares issued for services	Services @ $0.07/share	(12)	Sept 23, 2013	1,000,000
Shares issued for services	Services @ $0.10/share	(13)	Oct 3, 2013	100,000
Shares issued for cash at $0.10 per share	Sale of shares for cash	(14)	Oct 28, 2013	20,000
Shares issued for cash at $0.10 per share	Sale of shares for cash	(15)	Nov 27, 2013	30,000
Shares issued for services	Services @ $0.115/share	(16)	Nov 3, 2013	100,000
Shares securing assets sold based on market	Conversion of Note Payable	(17)	Dec 9, 2013	8,002,406
Balance, Number of shares outstanding, January 31, 2014				65,715,368
Common stock issued at forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(18)	May 20, 2014	1,339,286
Common stock issued at forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(19)	June 2, 2014	1,600,000
Common stock issued at forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(20)	June 6, 2014	971,429
Shares issued for accounts payable	Convert $224,558 in payable	(21)	July 31, 2014	4,491,160
Shares issued for accounts payable	Convert $97,250 in payable	(22)	July 31, 2014	1,945,000
Shares issued for accounts payable	Convert $5,000 in payable	(23)	July 31, 2014	100,000
Common stock issued at forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(24)	Sept 22, 2014	1,290,323

Common stock issued at forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(25)	Oct 8, 2014	2,727,273
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(26)	Oct 29, 2014	3,030,303
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(27)	Nov 28, 2014	3,785,600
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(28)	Dec 23, 2014	8,688,172
Balance, Number of shares outstanding, January 31, 2015				95,683,914

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

(18) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $8,462 of the note.

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

(19) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $8,462 of the note.

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

(20) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $8,462 of the note.

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

(21) Conversion of accounts payable to our Chief Executive Officer in the amount of $224,558 on July 31, 2014, at a conversion rate of $0.05 per share.

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

(22) Conversion of accounts payable to our Vice President of Nurses Lounge in the amount of $97,250 on July 31, 2014, at a conversion rate of $0.05 per share.

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

(23) Conversion of accounts payable to a vendor in the amount of $5,000 on July 31, 2014, at a conversion rate of $0.05 per share.

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

(24) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $4,003 of the note.

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

(25) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $8,462 of the note.

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

(26) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $9,402 of the note.

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

(27) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $7,874 of the note.

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

(28) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $8,080 of the note.

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

Options and Warrants

The Company had the following options or warrants outstanding at January 31, 2015:

Issued To	# Options	Dated	Expire	Strike Price
President and CEO	4,000,000	11/18/2010	11/18/2015	$0.25 per share
Vice President	2,000,000	11/18/2010	11/18/2015	$0.25 per share
Shareholder (4)	2,000,000	09/23/2013	11/18/2015	$0.25 per share
Shareholder (1)	127,500	08/28/2011	08/28/2016	$0.10 per share
Shareholder (1)	127,500	04/29/2012	04/29/2017	$0.10 per share
Shareholder (3)	100,000	03/29/2013	03/29/2016	$0.10 per share
Shareholder (1)	127,500	07/31/2013	07/31/2017	$0.10 per share
Shareholder (2)	1,000,000	08/31/2012	08/31/2016	$0.12 per share
Shareholder (5)	2,000,000	01/18/2013	01/18/2018	$0.05 per share
Lender (6)	3,500,000	07/02/2014	07/01/2019	$0.10 per share

(1) Three options for 127,500 shares of restricted common stock at an exercise price of $0.10 per share and for a term of 5 years was awarded Geneva7, LLC in consideration for loaning the company $25,000 and renewing the note two additional times. Geneva7, LLC originally loaned the company $25,000 at 12% interest on August 29, 2011 and was awarded an option to purchase 127,500 shares of restricted common stock at an exercise price of $0.10. The term of the option is 5 years. The loan matured on April 30th 2012 and Geneva 7 agreed to renew the loan and accrue interest thru July 31, 2013 and additionally renewed the loan thru October 31, 2103 when it matured on July 31, 2013. With each additional renewal Geneva7 received an additional option to purchase 127,500 shares of restricted common stock at an exercise price of $0.10 per share and for a term of 5 years. This note was sold to a third party who converted the note into common shares at market and sold the shares.

(2) Warrant 1,000,0000 shares. The Company entered into a contract for services with Horse and Hammerhead Marketing Solutions, LLC , a management consulting firm. Based on the agreement, the consultant was issued a warrant for 1,000,000 shares of MCGI’s restricted common stock at an exercise price of $0.12 per/share with a 4-year term.

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

(3) Warrant 100,000 shares. The Company entered into a contract for services with EBCO, LLC. Based on the agreement, in consideration for extending their $16,000 loan, they were issued a warrant for 100,000 shares of MCGI’s restricted common stock at an exercise price of $0.10 per/share, expiring March 29, 2016.

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

(4) Option for 2,000,000 common shares granted to the former Chief Financial Officer as part of his accepting the position with the Company. The options have a strike price of $0.25 per share and expire on November 18, 2015.

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

(5) On January 9, 2013 the company issued 2,000,000 units of its securities in a private placement to an accredited investor. The price of these Units was $0.10 per unit. Each Unit consists of 1 share of restricted common stock valued at $0.10 per share for a total of 2,000,000 shares and one 5 year Warrant. Each Series B Warrant entitles the holder to purchase one share of common stock at an exercise price of $0.05 per share and subject to adjustments due to recapitalization or reclassification of common stock.

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

(6) Option for 3,500,000 common shares granted to a lender as part of the loan transaction. The options have a strike price of $0.10 per share and expire on July 1, 2019.

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

The following table provides information as of January 31, 2015 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

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

Item 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plans Moving Forward

With the added capabilities of the new network launched in September 2104, and inclusion of an “Interactive Lounge” for approximately 600 schools that offer a Bachelor of Science in Nursing (BSN), 1,000 nursing schools that offer an Associate Degree in Nursing (ADN), 6,000 medical facilities, plus interactive lounges for 97 nurse specialties, management intends to concentrate on growing individual nurse membership by introducing these organizations to and educating them on the benefits that our network offers.

Specifically, for example, when a nurse joins our network and registers they automatically:

•	Become ‘followers’ of the school they graduated from thus our network automatically helps build their alumni program.
•	Become ‘followers’ of their specialty such as critical care nursing.
•	Become ‘followers’ of their nursing facility where they work or of one they are interested in working for.

As our membership builds so does their following. Thus, by simply taking admin control of their free interactive lounge, representatives of these organizations can customize their pages with images, logos, and videos, as well as post news and info that is instantly distributed to their nurse followers while providing increased exposure for their organization to the broader nursing profession.

Additionally, as these organizations take admin control of their interactive lounges we encourage them to invite their constituents to join them in the Nurses Lounge. As an example, Frontier Nursing School had over 500 students, alumni and faculty connect with them in the Nurses Lounge within a few weeks of joining our network via an invitation sent from the school as well as the Nurses Lounge “NL” social icon they have placed on their web site.

We also intend to strengthen our brand and grow membership through increased marketing efforts and expanded and enhanced features and functionalities over time, funding permitting.

Additionally, as membership grows, management will look to diversify the revenue model from primarily job posting revenue. Potential income streams are expected to include targeted banner ads, email sponsorships, Groupon type sales as well revenue through our mobile apps.

With funds permitting, to support these revenue streams and grow our network, management will be looking to hire 2-3 more “regional publishers” as well as marketing support personnel. These publishers will be responsible for revenue generation and membership growth in their assigned markets.

Our financial statements contain information expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we satisfy our liabilities and commitments in the ordinary course of business.

Additionally, the complete upgrade of our network and launch of both an iPhone app in November of 2014 and Android version in April of 2015 we are now positioned to spend the majority of any equity raised to build a national sales team with needed sales and marketing. The Company estimates it needs $750,000 annually to fully implement its business plan. However, the Company can maintain operations under our present structure and meet SEC reporting obligations with approximately $300,000 in working capital annually.

Recent Activity

On September 2, 2014, Nurses Lounge officially launched version 2.0 of their professional network for nurses after a month of beta testing that began on August 1, 2014. In November of 2014 we launched an iPhone app and an Android version in April of 2015.

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

At the end of our fiscal year end and through our first quarter of FY 2016 we have had substantially more interest from schools and associations in our network. We believe this has to do with the fact that organizations are more familiar and comfortable with networks as well as our marketing campaigns over the last two years educating the market on the value of uniting the nursing profession on to one networking platform. If the schools that have expressed an interest in our network do become active we believe we can have over 100 4-year BSN schools utilizing our service by the end of the third quarter (October 31, 2015). This would represent 20% of our ultimate goal of 500 active BSN schools utilizing our network and be just above the ‘tipping point’ where studies show it is perceived that it is more valuable to be part of a network than not and thus membership grows at a substantially faster rate.

Near the end of FY 2015 we reached our goal of three $6,000 sales to national nurse travel agencies that included a “Recruiters Lounge” and unlimited job postings through 12/31/2015. The job postings added over 5,000 jobs to our site and gave us nationwide listings for our members to search.

With these jobs in place we have now turned our attention to selling to direct hire employers such as hospitals. At the end of the FY2016 first quarter (April 30, 2015) we had just over 50k in proposals in the pipeline.

Management also reduced sales and marketing regions from 12 to 6 and, as of April 30 2015, had sales and marketing representatives in 3 of the 6 regions. These representatives are responsible for revenue generation and membership growth in their assigned markets.

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

Additionally, with the complete upgrade of our network and launch of both an iPhone app in November of 2014 and Android version in April of 2015 we are now positioned to spend the majority of any equity raised to build a national sales team with needed sales and marketing. The Company estimates it needs $750,000 annually to fully implement its business plan. However, the Company can maintain operations under our present structure and meet SEC reporting obligations with approximately $300,000 in working capital annually.

Results of Operations For the Year Ended January 31, 2015 compared to the year ended January 31, 2014

We had revenue of $24,828 for the year ended January 31, 2015, compared to $18,374 for the year ended January 31, 2014. We had total cost of revenues of $24,186 and total gross profit of $642 for the year ended January 31, 2015, compared to cost of revenues of $55,500 and total gross profit of $(37,126) for the year ended January 31, 2014.

We had total operating expenses of $556,189 for the year ended January 31, 2015, consisting of $0 of $115,354 of selling and marketing expenses and $440,835 of general and administrative expenses which included $35,000 of stock option expense (non-cash). For the year ended January 31, 2014, we had total operating expenses of $722,876, consisting of $77,206 of selling and marketing expenses and $645,670 of general and administrative expenses, which included $70,000 of stock option expense (non-cash).

We had total other expenses of $186,577 for the year ended January 31, 2015, consisting of interest expense of $111,835, gain on derivatives of $184,717 and amortization of debt discount of $259,460.

We had total other expenses of $450,138 for the year ended January 31, 2014, consisting of interest expense of $78,235, amortization of deferred fees of $178,884 and amortization of debt discount of $193,019.

We had a net loss of $742,124 for the year ended January 31, 2015, compared to a net loss of $1,210,140 for the year ended January 31, 2014, a decrease in net loss of $468,016 from the prior period, due to mainly to a decrease in amortization of deferred fees and our gain on derivatives.

Liquidity and Capital Resources

As of January 31, 2015, the Company had total current assets of $49,881, consisting solely of cash. We had total liabilities of $1,622,413, made up of accounts payable of $26,754, accrued expenses of $16,897, accrued interest payable of $216,994, deferred revenue of $11,000, derivative liabilities of $363,523 and $1,101,399 of short term debt, net of debt discounts of $(114,154) in connection with working capital loans.

We had negative working capital of $1,572,532 as of January 31, 2015.

Net cash used in operations for the year ended January 31, 2015 was $527,621 compared to $414,746 for the year ended January 31, 2014.

Cash provided by financing activities for the year ended January 31, 2015 was $570,203 compared to $332,400 for the year ended January 31, 2014. This is primarily due to an increase in the proceeds from notes payable.

The Company has borrowed funds and/or sold stock for working capital. These transactions are detailed in the section “Recent Sales of Unregistered Securities”.

Currently the Company does not have sufficient cash reserves to meet its contractual obligations and its ongoing monthly expenses, which the Company anticipates totaling approximately $360,000 over the next 12 months.  The Company has been able to continue operating to date largely from loans made by its shareholders, other debt financings and sale of common stock.  The Company is currently looking at both short-term and more permanent financing opportunities, including debt or equity funding, bridge or short term loans, and/or traditional bank funding, but we have not decided on any specific path moving forward.  Until we have raised sufficient funding to pay our ongoing expenses associated with being a public company, and we have sufficient funds to support our planned operations, the Company can provide no assurances that it will be able to meet its short and long term liquidity needs, until necessary financing is secured.  The Company some generates revenue from the Nurses Lounge business, which the Company hopes will increase to the point where the Company can finance at least a substantial portion of the Company’s obligations, of which there can be no assurance.

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

Item 8.              Financial Statements and Supplementary Data

Incorporated into and forming an integral part of this Annual Report on Form 10-K are the audited financial statements for the Company for the years ended January 31, 2015 and 2014. The financial statements included in this Annual Report on Form 10-K have been audited by The Hall Group, CPAs, independent registered public accountants, as set forth in their report. The financial statements have been included in reliance upon the authority of them as experts in accounting and auditing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of

MedCareers Group, Inc.

Coppell, Texas

We have audited the accompanying consolidated balance sheets of MedCareers Group, Inc. and its subsidiary (collectively, the Company) as of January 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedCareers Group, Inc. and its subsidiary as of January 31, 2015 and 2014, and the related results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, The Company has suffered recurring loss from operations and has a working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter also are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

May 18, 2015

 MEDCAREERS GROUP, INC.

Consolidated Balance Sheets

January 31, 2015 and 2014

	2015	2014
Assets
Current Assets
Cash and Cash Equivalents	$49,881	$7,299
Accounts Receivable	—	400
Total Current Assets	49,881	7,699

Total Assets	$49,881	$7,699

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$26,754	$61,141
Accrued Expenses – Related Parties	0	246,808
Accrued Expenses	16,897	13,997
Accrued Interest Payable	216,994	173,445
Deferred Revenue	11,000	0
Derivative Liabilities	363,523	—
Short Term Debt, net of Debt Discount of $92,980 and $0	921,419	610,650
Short Term Debt – Related Party, net of Debt Discount of $21,174 and $0	65,826	—
Total Current Liabilities	1,622,413	1,106,041

Total Liabilities	1,622,413	1,106,041

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares, none outstanding
Common Stock, $0.001 par value, 350,000,000 shares,
95,683,914 and 65,715,368 shares issued and outstanding	95,684	65,715

Additional Paid In Capital	5,055,144	4,817,179
Accumulated Deficit	(6,723,360)	(5,981,236)
Total Stockholders’ Deficit	(1,572,532)	(1,098,342)

Total Liabilities and Stockholders’ Deficit	$49,881	$7,699

 The Accompanying Notes are an Integral Part of these consolidated Financial Statements.

MEDCAREERS GROUP, INC. Consolidated Statement of Operations For the Years Ended January 31, 2015 and 2014

	2015	2014
Revenue	$24,828	$18,374
Cost of Revenues	24,186	55,500
Gross Margin	642	(37,126)

Operating Expenses:
Selling and Advertising Expenses	115,353	77,206
General and Administrative	440,836	645,670
Total Operating Expenses	556,189	722,876

Net Operating Income (Loss)	(555,547)	(760,002)

Other (Expense)
Amortization of Deferred Fees	—	(178,884)
Amortization of Debt Discount	(259,460)	(193,019)
Gain on Derivatives	184,717	—
Interest Expense	(111,834)	(78,235)
Total Other (Expense)	(186,577)	(450,138)

Net Income (Loss)	(742,124)	$(1,210,140)

Weighted Average Shares Outstanding	73,479,555	54,457,242
Income (Loss) for Common Shareholders	$(0.01)	$(0.02)

The Accompanying Notes are an Integral Part of these consolidated Financial Statements.

 MEDCAREERS GROUP, INC.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Years Ended January 31, 2015 and 2014

	Common Stock		Paid-In	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Totals

Stockholders' Deficit at January 31, 2013	50,125,028	$50,125	$4,137,323	$(4,771,096)	$(583,649)

Issuance of Common Stock for Cash	249,000	249	24,651		24,900
Issuance of Common Stock for Services	1,800,000	1,800	96,300		98,100
Issuance of Common Stock for Deferred Fees	1,733,335	1,733	84,934		86,667
Discount Related to BCF			60,000		60,000
Discount Related to BCF and Warrants			9,169		9,169
Conversion of Notes Payable to Common Stock	10,424,401	10,425	298,210		308,635
Conversion of Accrued Interest to Common Stock	1,383,104	1,383	36,592		37,975
Option and Warrant Expense			70,000		70,000

Net Loss				(1,210,140)	(1,201,140)

Stockholders' Deficit at January 31, 2014	65,715,368	$65,715	$4,817,179	$(5,981,236)	$(1,098,342)

Conversion of Accrued Expenses to Common Stock	6,721,875	6,722	321,386		328,108
Conversion of Notes Payable to Common Stock	23,246,671	23,247	59,207		82,454
Stock Option Expense			35,000		35,000
Derivative Liabilities			(352,840)		(352,840)
APIC Write-off Due to Debt Conversion			175,212		175,212
Net Loss				(742,124)	(742,124)

Stockholders' Deficit at January 31, 2015	95,683,914	$95,684	$5,055,144	$(6,723,360)	$(1,572,532)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC. Consolidated Statement of Cash Flows For the Years Ended January 31, 2015 and 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(742,124)	$(1,210,140)
Adjustments to reconcile net loss to cash used by operating activities:
Issuance of Common Stock for Services	—	98,100
Stock Option Expense	35,000	70,000
Gain on change of derivative Liabilities	(184,717)	—
Amortization of Debt Discount	259,460	193,019
Amortization of Deferred Fees	—	178,884
Change in Operating Assets and Liabilities:
(Increase) in Accounts Receivable	400	(400)
(Decrease) Increase in Accounts Payable	(34,387)	47,868
Increase in Accrued Expenses – Related Party	80,000	64,950
Increase in Interest Payable	44,849	130,721
Increase in Deferred Revenue	11,000	—
Increase in Accrued Expenses	2,898	12,252
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(527,621)	(414,746)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	—	24,900
Proceeds from Notes Payable	613,500	350,000
Payments on Notes Payable	(43,297)	(42,500)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	570,203	332,400

NET INCREASE (DECREASE) IN CASH	42,582	(82,346)

CASH AT BEGINNING OF PERIOD	7,299	89,645
CASH AT END OF PERIOD	$49,881	$7,299

Discount Related to Convertible Debt	$370,614	$69,169
Issuance of Common Shares for Debt conversion	$410,562	$346,610
Initial recognition of tainted derivative instrument	$352,840	$—
Write off of APIC from debt conversion	$175,212	$—
Common Stock Issued for Deferred Fees	$—	$86,667
Cash Paid for Interest	$5,500	$4,500
Income Taxes	$—	$—

The Accompanying Notes are an Integral Part of these consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Notes to Financial Statements

January 31, 2015 and 2014

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization – The Company was formed as RX Scripted, LLC on December 30, 2004 as a North Carolina limited liability company and converted to a Nevada corporation as RX Scripted, Inc. on December 5, 2007 and operates a website for nurses, nursing schools and nurses organizations which enables the respective entities to communicate more easily and efficiently with their members.

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

 Cash and Cash Equivalents:

The Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  The carrying amount approximates fair market value.

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

The ASC guidance for fair value measurements and disclosure establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are described below:

Level 1 Inputs – Quoted prices for identical instruments in active markets.

Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs – Instruments with primarily unobservable value drivers.

As of January 31, 2014 and 2013, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs.

Revenue Recognition:

Revenue from sales are recognized as the services are performed and amounts are earned.  Certain sales are for services over the period of six months or a year and those sales are recognized ratably over the period. Any amount collected but not earned is recorded as deferred revenue. The Company recognizes revenue in accordance with ASC 605-10, "Revenue Recognition in Financial Statements", (formerly Staff Accounting Bulletin No. 104 (“SAB 104”)).   Revenue is recognized when persuasive evidence of an arrangement exists, delivery or service has occurred, the sales price is fixed or determinable and receipt of payment is probable.

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

The Company had 14,982,500 options and warrants outstanding at January 31, 2015 which were potentially dilutive common stock equivalents but would be antidilutive and are not included, therefore basic earnings per share equals diluted earnings per share for the year ended January 31, 2015.  As the Company incurred a net loss during the year ended January 31, 2015, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

Recently Issued Accounting Pronouncements:

On June 10, 2014, FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities. The update removes the definition of a development stage entity from FASB ASC 915 and eliminates the requirement for development stage entities to present inception-to-date information on the statements of operations, cash flows and stockholders’ deficit. The Company early adopted this standard for the period covered by the report herein.

NOTE 2 - NOTES PAYABLE

The components of the Company’s debt as of January 31, 2015 and 2014 were as follows:

	2015	2014
Note Payable - $100,000, 12% interest payable monthly or accrued, due Nov 4, 2013	$100,000	$100,000
Note Payable - $16,000, 12% interest added to note quarterly, due January 31, 2014	16,000	16,000
Note Payable - $45,000, 12% interest added to note quarterly, due Nov 5, 2013	45,000	45,000
Note Payable - $5,000, 12% interest added to note quarterly, due Nov 5, 2013	5,000	5,000
Note Payable - $40,000, 12% interest added to note quarterly, due April 28, 2013	20,000	40,000
Note Payable - $490,150, 12% interest payable monthly or accrued, due Oct 29, 2013	490,150	263,150
Note Payable - $4,000, 12% interest added to note quarterly, due April 30, 2013	4,000	4,000
Note Payable - $25,000, 12% interest added to note quarterly, due April 30, 2013	25,000	25,000
Note Payable - $50,000, 8% interest payable accrued until maturity, due Jan 27, 2016	50,000	0
Note Payable - $5,000, 12% interest added to note quarterly, due Nov 5, 2013	30,000	30,000
Note Payable - $32,500, 8% interest payable accrued until maturity, due May 12, 2014	0	32,500
Note Payable - $42,500, 8% interest payable accrued until maturity, due Nov 20, 2014	42,500	—
Note Payable - $32,500, 8% interest payable accrued until maturity, due Jan 22, 2015	22,920	—
Note Payable - $32,500, 8% interest payable accrued until maturity, due June 2, 2015	32,500	—
Note Payable - $33,000, 8% interest payable accrued until maturity, due Nov 23, 2014	8,703	—
Note Payable - $32,000, 8% interest payable accrued until maturity, due Nov 1, 2014	25,126	—
Note Payable - $75,000, 8% interest payable accrued until maturity, due July 1, 2015	72,500	—
Note Payable - $25,000, 8% interest payable accrued to maturity, due Sept 24, 2016	25,000	—
Debt Discount	(92,980)	—
Subtotal	921,419	610,650
Related Party Debt
Note Payable - $19,500, 8% interest payable accrued to maturity, due Jan 2, 2015	19,500	—
Note Payable - $5,500, 8% interest payable accrued until maturity, due July 8, 2015	5,500	—
Note Payable - $4,500, 8% interest payable accrued to maturity, due May 5, 2015	4,500	—
Note Payable - $24,297, 8% interest payable accrued to maturity, due May 14, 2015	23,297	—
Note Payable - $7,703, 8% interest payable accrued to maturity, due May 19, 2015	7,703	—
Note Payable - $26,500, 8% interest payable accrued to maturity, due June 12, 2015	26,500	—
Debt Discount – Related Party	(21,174)	—
Subtotal – Realted Party Debt	65,826	—
Total	$987,245	$—

The Company had accrued interest payable of $216,994 and $173,445 interest on the notes at January 31, 2015 and 2014, respectively.

The Company has entered in to various promissory notes with lenders during the years ended January 31, 2015 and 2014 bearing interest at between 8% and 12% rate per annum, unsecured, payable on demand and convertible into the Company’s common stock. The conversion price ranges from 52% to 50% of the average of the three lowest closing bid prices of the common stock during the 10 or 25 trading days prior to conversion.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The instrument is measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a full discount of $183,323 to the note on the debt modification date. The discount will be amortized over the term of the note to interest expense.

During the year ended January 31, 2015, the Company converted a total of $82,454 of the convertible notes into 23,246,671 common shares. As of January 31, 2015, $69,169 of the discount had been amortized to interest expense.

A summary of the debt in total is as follows:

A summary of the debt in total is as follows:

	2015	2014
Convertible debt – fixed conversion rate	$748,853	$513,150
Convertible debt – variable conversion rates, net of debt discount	127,566	32,500-
Convertible debt – variable conversion rates, Related Party, net of debt discount	65,826	—
Non-Convertible debt	45,000	65,000
Net	$987,245	610,650

The Company has $748,853 and $513,150 of debt that is convertible at ranges from $0.06 to $1.00 per share and accrues interest between 8% and 12% at January 31, 2015 and 2014 respectively..

The Company has $65,000 and $45,000of debt which has no conversion feature at January 31, 2015 and 2014 respectively

The Company has $127,566 and $32,500 of debt with variable conversion price ranges from 52% to 50% of the average of the three lowest closing bid prices of the common stock during the 10 or 25 trading days prior to conversion as of January 31, 2015 and 2014 respectively.

The company has $65,826 and $0 of related party convertible debt at January 31. 2015 and 2014 respectively..

NOTE 3 - STOCKHOLDERS’ DEFICIT

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of Preferred Stock, having a par value of $0.001 per share.  There are no preferred shares outstanding at January 31, 2015 and 2014.

Common Stock:

The Company is authorized to issue 850,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  At January 31, 2015 and 2014, there were 95,683,914 and 65,715,368 shares outstanding, respectively.  No dividends were paid in the years ended January 31, 2015 or 2014.

The Company issued the following shares of common stock in the year ended January 31, 2014: Issuance of Common Stock for Cash	249,000
Issuance of Common Stock for Services	1,800,000
Issuance of Common Stock for Deferred Fees	1,733,335
Conversion of Notes Payable to Common Stock	10,424,401
Conversion of Accrued Interest to Common Stock	1,383,104

The Company issued 1,800,000 shares of common stock with a fair market value of $98,100

The Company issued 249,000 shares of common stock for total cash proceeds of $24,900.

The Company issued 11,807,505 shares of common stock for conversion of Notes payable and accrued interest in the total amount of $346,610.

The Company issued 1,733,335 shares of common stock with a fair value of $86,667 for deferred fees.

The Company issued the following shares of common stock in the year ended January 31, 2015:
Conversion of Accrued Expenses to Common Stock	6,721,875
Conversion of Notes Payable to Common Stock	23,246,671

The company issued 29,968,546 shares of common stock for the conversion of Notes payable and accrued interest in the amount of $410,562.

 Options and Warrants:

The Company recorded option and warrant expense of $35,000 and $70,000 in the years ended January 31, 2015 and 2014, respectively.

The Company had the following options or warrants outstanding at January 31, 2015:

Issued To	# Options	Dated	Expire	Strike Price
President and CEO	4,000,000	11/18/2010	11/18/2015	$0.25 per share
Vice President	2,000,000	11/18/2010	11/18/2015	$0.25 per share
Shareholder	2,000,000	09/23/2013	11/18/2015	$0.25 per share
Shareholder	127,500	08/28/2011	08/28/2016	$0.10 per share
Shareholder	127,500	04/29/2012	04/29/2017	$0.10 per share
Shareholder	100,000	03/29/2013	03/29/2016	$0.10 per share
Shareholder	127,500	07/31/2013	07/31/2017	$0.10 per share
Shareholder	1,000,000	08/31/2012	08/31/2016	$0.12 per share
Shareholder	2,000,000	01/18/2013	01/18/2018	$0.05 per share
Lender	3,500,000	07/02/2014	07/01/2019	$0.10 per share

Options	Weighted Average	Warrants	Weighted Average
Exercise	Exercise
Price	Price
Outstanding at January 31, 2013	6,000,000	$0.25	3,970,500	$0.1
Year ended January 31, 2014:
Granted	2,000,000	0.25	0
Exercised	0	—	0	—
Forfeited and canceled	0	(488,000)	0.20
Outstanding at January 31, 2014	8,000,000	$0.25	3,482,500	$0.08
Granted	0	3,500,000	0.10
Exercised	0	—	—	—
Forfeited and canceled	0
Outstanding at January 31, 2015	8,000,000	$0.025	6,982,500	$0.11

Summary of options outstanding and exercisable as of January 31, 2014 is as follows:

Range of Exercise	Weighted Average	Number of Options	Number of Options
Prices	Remaining Contractual	Outstanding	Exercisable
Life (years)
$0.25	1.875	6,000,000	6,000,000
$0.25	1.875	2,000,000	2,000,000
$0.25	1.875	8,000,000	8,000,000

Summary of warrants outstanding and exercisable as of January 31, 2014 is as follows:

Range of Exercise	Weighted Average	Number of Warrants	Number of Warrants
Prices	Remaining Contractual	Outstanding	Exercisable
Life (years)
$ 0.05 to $ 0.15	2.18	3,482,500	3,482,500
0
$ 0.05 to $ 0.15	2.18	3,482,500	3,482,500

Summary of options outstanding and exercisable as of January 31, 2015 is as follows:

Range of Exercise	Weighted Average	Number of Options	Number of Options
Prices	Remaining Contractual	Outstanding	Exercisable
Life (years)
$0.025	0.875	6,000,000	6,000,000
$0.025	0.875	2,000,000	2,000,000
$0.025	0.875	8,000,000	8,000,000

Summary of warrants outstanding and exercisable as of January 31, 2015 is as follows:

Range of Exercise	Weighted Average	Number of Warrants	Number of Warrants
Prices	Remaining Contractual	Outstanding	Exercisable
Life (years)
$ 0.05 to $ 0.12	3.11	6,982,500	6,982,500

$ 0.05 to $ 0.12	3.11	6,982,500	6,982,500

Derivative Liability:

As of January 31, 2015 and 2014 the company had $363,523 and $ 0 recorded as derivative liabilities. During the years ended January 31, 2015 and 2014 the company recorded $184,717 and zero in gain from the change in the fair value of derivative liabilities.

NOTE 4 – EMPLOYEE BENEFIT PLANS

During the years ended January 31, 2015 and 2014, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

As of January 31, 2015 and 2014 the Company had $ 0 and $246,808 of related party accrued expenses related to accrued compensation for two employees.

NOTE 5 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

MedCareers Group, Inc. has incurred losses since inception.  Therefore, MedCareers has no federal tax liability.  Additionally there are limitations imposed by certain transactions which are deemed to be ownership changes.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward is about $6,723,360 and $5,981,236 at January 31, 2015 and 2014 respectively of which $4,244,253 and $3,946,307 is available for carryforward for federal income tax purposes respectively and will expire in fiscal years 2026 to 2030.  At January 31, 2015 and 2014, the deferred tax asset consisted of the following:

	2015	2014
Deferred tax asset:
Net operating loss	$1,433,046	$1,341,744
Less valuation allowance	(1,433,046)	(1,341,744)
Net deferred tax asset	$–	$–

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company may from time to time be involved with various litigation and claims that arise in the normal course of business.  As of January 31, 2015, no such matters were known to exist or outstanding.

NOTE 7 - GOING CONCERN AND FINANCIAL POSITION

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through January 31, 2015 of $6,723,360 and has a working capital deficit at January 31, 2015 of $(1,572,532).

Historically, revenues have not been sufficient to cover operating costs that would permit the Company to continue as a going concern.  The potential proceeds from the sale of common stock and other contemplated debt and equity financing, and increases in operating revenues from new development and business acquisitions might enable MedCareers to continue as a going concern.  These conditions raise substantial doubt about the company’s ability to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing, or develop or acquire one or more business interests on terms favorable to it.  MedCareers’ financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to year end, the Company borrowed $155,000 on a Note and paid of the following notes plus interest and prepayment penalties:

Note Payable - $42,500, 8% interest payable accrued until maturity, due Nov 20, 2014	$42,500
Note Payable - $32,500, 8% interest payable accrued until maturity, due Jan 22, 2015	22,920
Note Payable - $32,500, 8% interest payable accrued until maturity, due Apr 15, 2015	32,500
Note Payable - $32,500, 8% interest payable accrued until maturity, due June 2, 2015	32,500

The terms of the note provide that the holder can convert into to be designated Series A Preferred Stock of the Company with the preferred stock carrying terms that allow the conversion into 6.6% of the outstanding common stock of the company.

The Company’s to be designated Series A Preferred Stock is planned to total an aggregate of 500,000 total shares sold at $1.00 per share and be convertible into an aggregate of 20% of the Company’s outstanding common stock.

In the period since January 31, 2015, the Company issued 181,312,727 shares of restricted common stock pursuant to the conversion of various outstanding convertible promissory notes. The Notes provided conversion features which was tied to the market price of the Company’s common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company changed auditors this year. There were no disagreements with the Company’s prior auditor.

Item 9A. Controls and Procedures

Evaluation of Disclosure on Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2015. This evaluation was accomplished under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) who concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure.

We have identified the following weaknesses in our internal controls:

Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction

Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control and a deficiency of staffing of accounting personnel with experience in SEC reporting and GAAP.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at January 31, 2015. Based on its evaluation, our management concluded that, as of January 31, 2015, our internal control over financial reporting was not effective because of limited staff and a need for a full time chief financial officer. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Name	Age	Position	Date First Appointed/Elected To the Company
Timothy Armes	58	Chairman, Chief Executive Officer, President, Secretary and Treasurer and President and Chief Executive Officer of Medcareers	August 2011
		Same titles - Nurses Lounge	September 2006
Garret Armes	29	Vice President of Nurses Lounge	November 18, 2009

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

Board Meetings and Annual Meeting

During the fiscal year ended January 31, 2015, our Board of Directors (currently consisting solely of Timothy Armes) did not meet or hold any formal meetings.  We did not hold an annual meeting in the year ended 2015.  In the absence of formal board meetings, the Board conducted all of its business and approved all corporate actions during the fiscal year ended January 31, 2015 by the unanimous written consent of its sole director.

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

Name and principal position (1)	Year	Salary	Bonus	Stock Awards ($)	Option Awards	All other compensation *	Total compensation

Timothy Armes	2015	$85,900	-	-	-	-	$85,900
CEO, President, Treasurer, Secretary and Director (2)	2014	$76,100	-	-	-	-	$76,100

Garret Armes	2015	$32,300	-	-	-	-	$32,300
Vice President Nurses Lounge	2014	$34,420	-	-	-	-	$34,420

*	Does not include any accruals not paid in cash or perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. The value of the Stock Awards and Option Awards in the table above, if any, was calculated based on the fair value of such securities calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

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

Grants of Plan-Based Awards

Outstanding Equity Awards at Fiscal Year End. The following table provides certain summary information concerning outstanding equity awards held by the named executive officers as of January 31, 2015:

Outstanding Equity Awards at Fiscal Year-End

Name	Option awards					Stock awards
	Number of securities underlying unexercised options(#) exercisable	Number of securities underlying unexercised options(#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options(#)	Option exercise price($)	Option expiration date	Number of shares or units of stock that have not vested(#)	Market value of shares or units of stock that have not vested(#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested(#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested($)
Timothy Armes CEO and President	4,000,000	-	-	$0.25	11/15/2015	-	-	-	-

Garret Armes Vice President Nurses Lounge	2,000,000	-	-	$0.25	11/15/2018	-	-	-	-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our voting stock, as of May 12, 2015, by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (ii) each of our officers and directors (provided that Mr. Armes currently serves as our sole director); and (iii) all of our officers and directors as a group.

Based on information available to us, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after May 12, 2015 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage of ownership of any other person. The following table is based on 276,996,641 common shares issued and outstanding as of May 16, 2015

	Beneficial Owner	Address	Common Shares	Percent Ownership

Common Stock	Timothy Armes Chairman / CEO President, Secretary, CFO	748 E Bethel School Road Coppell, Texas 75019	57,627,564 (1)	20.8%

Common Stock	Garret Armes Vice President Nurses Lounge	748 E Bethel School Road Coppell, Texas 75019	1,945,000 (2)	0.7%

	All Officers and Directors as a Group (2 Persons)		59,572,641	21.5%

Greater than 5% Shareholders

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

Item 14. Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K and Form 10-Q(s) for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for fiscal years 2015 and 2014 was $6,000 and $12,000, respectively.

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

Date: May 18, 2015

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

