Form 10-Q
period 2015-04-30
MEDCAREERS GROUP, Inc.
filed 2015-06-24
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

Yes [ ] No [X].

As of June 20, 2015 there were 261,220,659 shares of Common Stock of the issuer outstanding.

1

MEDCAREERS GROUP, INC.

Unaudited Consolidated Balance Sheets

April 30, 2015 and January 31, 2015

	April 30, 2015	Jan 31, 2015
Assets
Current Assets
Cash and Cash Equivalents	$4,559	$49,881
Accounts Receivable	5,000	—
Total Current Assets	9,559	49,881

Total Assets	$9,559	$49,881

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$31,882	$26,754
Accrued Expenses	25,712	16,897
Accrued Interest Payable	230,311	216,994
Deferred Revenue	8,000	11,000
Derivative Liabilities	351,014	363,523
Short Term Debt	25,000	25,000
Convertible Short Term Debt, net of Debt Discount of $105,291 and $92,980	933,822	896,419
Convertible Short Term Debt – Related Party, net of Debt Discount of $3,600 and $21,174	43,389	65,826
Total Current Liabilities	1,649,130	1,622,413

Total Liabilities	1,649,130	1,622,413

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares, none outstanding
Common Stock, $0.001 par value, 850,000,000 shares,
259,079,091 and 95,683,914 shares issued and outstanding	259,079	95,684

Additional Paid In Capital	5,241,909	5,055,144
Accumulated Deficit	(7,140,559)	(6,723,360)
Total Stockholders’ Deficit	(1,639,571)	(1,572,532)

Total Liabilities and Stockholders’ Equity	$9,559	$49,881

The Accompanying Notes are an Integral Part of these consolidated Financial Statements.

MEDCAREERS GROUP, INC. Unaudited Consolidated Statement of Operations For the Three Months Ended April 30, 2015 and 2014

	2015	2014
Revenue	$22,435	$5,441
Cost of Revenues	2,345	6,979
Gross Margin	20,090	(1,538)

Operating Expenses:
Selling and Advertising Expenses	37,322	38,840
General and Administrative	72,036	56,514
Total Operating Expenses	109,358	95,354

Net Operating Loss	(89,268)	(96,892)
Other Expense
Loss on Derivatives	(191,846)	—
Loss on Debt Extinguishment	(45,359)	—
Interest Expense	(90,726)	(20,748)
Total Other (Expense)	(327,931)	(20,748)

Net Loss	(417,199)	$(117,640)

Weighted Average Shares Outstanding	153,703,437	65,715,368
Income (Loss) for Common Shareholders	$(0.003)	$(0.022)

The Accompanying Notes are an Integral Part of these consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Unaudited Consolidated Statement of Changes in Stockholders’ Deficit

For the Year Ended January 31, 2014 and

For the Three Months Ended April 30, 2015

	Common Stock		Paid-In	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Totals

Stockholders' Deficit at January 31, 2014	65,715,368	$65,715	$4,817,179	$(5,981,236)	$(1,098,342)

Conversion of Accrued Expenses to Common Stock	6,721,875	6,722	321,386		328,108
Conversion of Notes Payable to Common Stock	23,246,671	23,247	59,207		82,454
Stock Option Expense			35,000		35,000
Derivative Liabilities			(352,840)		(352,840)
APIC Write-off Due to Debt Conversion			175,212		175,212

Net Loss				(742,124)	(742,124)

Stockholders' Deficit at January 31, 2015	95,683,914	$95,684	$5,055,144	$(6,723,360)	$(1,572,532)

Conversion of:
Notes Payable to Common Stock	84,016,022	84,016	(33,248)		50,768
Notes Payable to Common Stock –Related Party	79,379,155	79,379	(38,521)		40,858
Derivative Liabilities			—		—
APIC Write-off Due to Debt Conversion			258,534		258,534
Net Loss				(417,199)	(417,199)

Stockholders' Deficit at April 30, 2015	259,079,091	$259,079	$5,241,909	$(7,140,559)	$(1,639,571)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC. Unaudited Consolidated Statement of Cash Flows For the Three Months Ended April 30, 2015 and 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(417,199)	$(117,640)
Adjustments to reconcile net loss to cash used by operating activities:
Issuance of Common Stock for Services	—	—
Stock Option Expense	—	—
Loss (Gain) on change of derivative Liabilities	191,846	—
Loss (Gain) of Debt Extinguishment	45,359	—
Amortization of Debt Discount	59,441	—
Change in Operating Assets and Liabilities:
(Increase) in Accounts Receivable	(5,000)	—
(Decrease) Increase in Accounts Payable	5,128	(5,413)
Increase in Accrued Expenses – Related Party	—	—
Increase in Interest Payable	28,787	(41,251)
Increase in Deferred Revenue	(3,000)	—
Increase in Accrued Expenses	8,816	560
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(85,822)	(163,744)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	65,500	157,500
Payments on Notes Payable	(25,000)	—
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	40,500	157,500

NET INCREASE (DECREASE) IN CASH	(45,322)	(6,244)

CASH AT BEGINNING OF PERIOD	49,881	7,299

CASH AT END OF PERIOD	$4,559	$1,055

Cash Paid for Interest	$12,721	$2,000
Income Taxes	$—	$—

Supplemental disclosure of non-cash transactions:
Discount Related to Convertible Debt	$54,179	$—
Issuance of Common Shares for Debt conversion	$91,626	$—
APIC write off due to debt conversion	$258,534	$—
Debt extinguished by issuing new debt	$97,920

 The Accompanying Notes are an Integral Part of these consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Notes to Unaudited Financial Statements

For the three months ended

April 30, 2015

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization – MedCareers Group, Inc.'s focus is to develop and build value through its wholly-owned development stage subsidiary Nurses Lounge, Inc., an online professional network and communication resource for nurses and stakeholder organizations such as nursing schools, associations and employers. By consolidating the profession onto one simple to use network, Nurses Lounge provides the tools and resources that allows organizations a more effective way to communicate to directly to their nurse constituents and the broader nursing profession.

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include the financial statements of the Company and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The financial statements have been prepared in accordance with U.S. GAAP applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements for the years ended January 31, 2015 and 2014, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computation as the audited financial statements for the years ended January 31, 2015 and 2014. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

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

NOTE 2 - NOTES PAYABLE

The components of the Company’s debt as of April 30, 2015 and January 31, 2015 were as follows:

	April 2015	Jan 2015
Non Convertible Debt
Note Payable - $25,000, 12% interest added to note quarterly, due April 30, 2013	25,000	25,000
Convertible Debt
Note Payable - $100,000, 12% interest payable monthly or accrued, due Nov 4, 2013	$ 100,000	$ 100,000
Note Payable - $16,000, 12% interest added to note quarterly, due January 31, 2014	16,000	16,000
Note Payable - $45,000, 12% interest added to note quarterly, due Nov 5, 2013	45,000	45,000
Note Payable - $5,000, 12% interest added to note quarterly, due Nov 5, 2013	5,000	5,000
Note Payable - $40,000, 12% interest added to note quarterly, due April 28, 2013	20,000	20,000
Note Payable - $490,150, 12% interest payable monthly or accrued, due Oct 29, 2013	512,650	490,150
Note Payable - $4,000, 12% interest added to note quarterly, due April 30, 2013	4,000	4,000
Note Payable - $50,000, 8% interest payable accrued until maturity, due Jan 27, 2016	50,000	50,000
Note Payable - $5,000, 12% interest added to note quarterly, due Nov 5, 2013	30,000	30,000
Note Payable - $42,500, 8% interest payable accrued until maturity, due Nov 20, 2014	0	42,500
Note Payable - $32,500, 8% interest payable accrued until maturity, due Jan 22, 2015	0	22,920
Note Payable - $32,500, 8% interest payable accrued until maturity, due June 2, 2015	0	32,500
Note Payable - $33,000, 8% interest payable accrued until maturity, due Nov 23, 2014	0	8,703
Note Payable - $32,000, 8% interest payable accrued until maturity, due Nov 1, 2014	11,517	25,126
Note Payable - $75,000, 8% interest payable accrued until maturity, due July 1, 2015	37,500	72,500
Note Payable - $25,000, 8% interest payable accrued to maturity, due Sept 24, 2016	9,446	25,000
Note Payable - $25,000, 8% interest payable accrued to maturity, due Feb 17, 2016	155,000	0
Note Payable - $25,000, 8% interest payable accrued to maturity, due March 19, 2016	13,000	0
Note Payable - $25,000, 8% interest payable accrued to maturity, due Sept 19, 2016	30,000	0
Debt Discount	(105,291)	(92,980)
Subtotal – Convertible Debt	933,822	921,419

Related Party Debt
Note Payable - $19,500, 8% interest payable accrued to maturity, due Jan 2, 2015	0	19,500
Note Payable - $5,500, 8% interest payable accrued until maturity, due July 8, 2015	0	5,500
Note Payable - $4,500, 8% interest payable accrued to maturity, due May 5, 2015	0	4,500
Note Payable - $24,297, 8% interest payable accrued to maturity, due May 14, 2015	12,786	23,297
Note Payable - $7,703, 8% interest payable accrued to maturity, due May 19, 2015	7,703	7,703
Note Payable - $26,500, 8% interest payable accrued to maturity, due June 12, 2015	26,500	26,500
Debt Discount – Related Party	(3,600)	(21,174)
Subtotal – Related Party Debt	43,389	65,826
Total	$1,002,211	$987,245

The Company had accrued interest payable of $230,311 and $216,994 on the notes at April 30, 2015 and January 31, 2015, respectively.

The Company has entered in to various promissory notes with lenders during the periods ended April 30, 2015 and January 31, 2015 bearing interest at between 8% and 12% rate per annum, unsecured, payable on demand and convertible into the Company’s common stock. The conversion price ranges from 52% to 50% of the average of the three lowest closing bid prices of the common stock during the 10 or 25 trading days prior to conversion.

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

During the period ended April 30, 2015, the Company converted a total of $91,626, including $90,000 principal and $1,626 accrued interest, of the convertible notes into 163,395,177 common shares. As of April 30, 2015, $132,118 of the discount had been amortized to interest expense.

A summary of the debt in total is as follows:

	April 30, 2015	January 31, 2015
Convertible debt – fixed conversion rate	$748,853	$748,853
Convertible debt – variable conversion rates, net of debt discount	164,969	127,566
Convertible debt – variable conversion rates, Related Party, net of debt discount	43,389	65,826
Non-Convertible debt	45,000	45,000
Net	$1,002,211	987,245

The Company has $748,853 and $748,853 of debt that is convertible at ranges from $0.06 to $1.00 per share and accrues interest between 8% and 12% at April 30, 2015 and January 31, 2015, respectively.

The Company has $45,000 and $45,000of debt, which has no conversion feature at April 30, 2015 and January 31, 2015, respectively

The Company has $164,969 and $127,566 of debt with variable conversion price ranges from 58% to 50% of the average of the three lowest closing bid prices of the common stock during the 10 or 25 trading days prior to conversion as of April 30, 2015 and January 31, 2015, respectively.

The company has $43,389 and $65,826 of related party convertible debt at April 30, 2015 and January 31, 2015, respectively.

NOTE 3 - STOCKHOLDERS’ DEFICIT

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of Preferred Stock, having a par value of $0.001 per share.  There are no preferred shares outstanding at January 31, 2015 and 2014.

Common Stock:

The Company is authorized to issue 850,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  At April 30, 2015 and January 31, 2015, there were 259,079,091 and 95,683,914 shares outstanding, respectively.  No dividends were paid in the years ended January 31, 2015 or 2014.

The Company issued the following shares of common stock in the period ended April 30, 2015:
Conversion of Notes Payable to Common Stock	163,395,177

Options and Warrants:

The Company recorded option and warrant expense of $0 and $35,000 in the period ended April 30, 2015 and the year ended January 31, 2015, respectively.

The Company had the following options or warrants outstanding at April 30, 2015:

Issued To	# Options	Dated	Expire	Strike Price
President and CEO	4,000,000	11/18/2010	11/18/2015	$0.25 per share
Vice President	2,000,000	11/18/2010	11/18/2015	$0.25 per share
Shareholder	2,000,000	09/23/2013	11/18/2015	$0.25 per share
Shareholder	127,500	08/28/2011	08/28/2016	$0.10 per share
Shareholder	127,500	04/29/2012	04/29/2017	$0.10 per share
Shareholder	100,000	03/29/2013	03/29/2016	$0.10 per share
Shareholder	127,500	07/31/2013	07/31/2017	$0.10 per share
Shareholder	1,000,000	08/31/2012	08/31/2016	$0.12 per share
Shareholder	2,000,000	01/18/2013	01/18/2018	$0.05 per share
Lender	3,500,000	07/02/2014	07/01/2019	$0.10 per share

	Options	Weighted Average	Warrants	Weighted Average
		Exercise		Exercise
		Price		Price
Outstanding at January 31, 2014	8,000,000	$0.25	3,482,500	$0.10
Year ended January 31, 2015:
Granted	0	-	3,500,000	0.15
Exercised	0	—	0	—
Forfeited and canceled	0		0	_
Outstanding at January 31, 2015	8,000,000	$0.25	6,982,500	$0.13
Granted	0		_	_
Exercised	0	—	—	—
Forfeited and canceled	0
Outstanding at April 30, 2015	8,000,000	$0.25	6,982,500	$0.13

Summary of options outstanding and exercisable as of April 30, 2015 is as follows:

Range of Exercise	Weighted Average	Number of Options	Number of Options
Prices	Remaining Contractual	Outstanding	Exercisable
	Life (years)
$0.25	0.55	8,000,000		8,000,000

$0.25	0.55	8,000,000		8,000,000

Summary of warrants outstanding and exercisable as of January 31, 2015 is as follows:

Range of Exercise	Weighted Average	Number of Warrants	Number of Warrants
Prices	Remaining Contractual	Outstanding	Exercisable
	Life (years)
$0.25	0.80	8,000,000		8,000,000
				0
$ 0.25	0.80	8,000,000		8,000,000

Summary of options outstanding and exercisable as of April 30, 2015 is as follows:

Range of Exercise	Weighted Average	Number of Options	Number of Options
Prices	Remaining Contractual	Outstanding	Exercisable
	Life (years)
$ 0.05 to $0.12	2.92	6,982,500		6,982,500

$ 0.05 to $0.12	2.92	6,982,500		6,982,500

Summary of warrants outstanding and exercisable as of January 31, 2015 is as follows:

Range of Exercise	Weighted Average	Number of Warrants	Number of Warrants
Prices	Remaining Contractual	Outstanding	Exercisable
	Life (years)
$ 0.05 to $0.12	3.11	6,982,500		6,982,500

$ 0.05 to $0.12	3.11	6,982,500		6,982,500

NOTE 6 – DERIVATIVE LIABILITY

As of April 30, 2015 and January 31, 2015 the company had $351,014 and $363,523 recorded as derivative liabilities. During the period ended April 30, 2015 and the year ended January 31, 2015 the company recorded $(191,846) in loss and $184,717 in gain from the change in the fair value of derivative liabilities.

The derivative liabilities are valued as a level 3 input for valuing financial instruments.

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices. As the price of the common stock varies it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date.

The derivatives are valued using the Black Scholes method which uses a weighted average input of volatility of the stock price,

NOTE 7 - GOING CONCERN AND FINANCIAL POSITION

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through April 30, 2015 of $7,140,559 and has a working capital deficit at April 30, 2015 of $(1,639,571). Historically, revenues have not been sufficient to cover operating costs that would permit the Company to continue as a going concern.   These conditions raise substantial doubt about the company’s ability to continue as a going concern. The Company is starting to generate revenues from its business strategy of having employers pay for job postings on its internet portal. Until the Company’s revenues is sufficient to support its operations, it plans to sell additional equity to finance its expenses or, alternatively, take on additional debt. There can be no assurance that the Company can or will be able to complete any debt or equity financing, or develop or acquire one or more business interests on terms favorable to it.  MedCareers’ financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to the period ended April 30, 2015, the Company issued 17,917,550 shares of common stock pursuant to the conversion of various outstanding convertible promissory notes. The Notes provided conversion features which was tied to the market price of the Company’s common stock.

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

History and Description of the Operations of Nurses Lounge

After publishing a direct mail magazine sent to approximately 35,000 nurses in the DFW market beginning in 2003, Mr. Armes launched a beta version of a professional network for nurses in the summer of 2009 designed to provide a common platform for nursing organizations such as nursing schools, associations and major nurse employers to connect and communicate more effectively to their nurse constituents and broader nursing profession.

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

At the start of June 2015 Nurses Lounge had approximately 90 organizations utilizing the service. There is no cost to schools, associations or other non-profit organizations to utilize the Nurses Lounge communication and networking capabilities while employers, and other for profit organizations, are charged minimal set-up fees that also may include unlimited job postings for a limited time.

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

***

Results for the three months ended April 30, 2015

Revenue. Revenue for the three months ended April 30, 2015 and 2014 was $22,435 and $5,441, respectively.

Cost of Revenues. Cost of revenues were $2,345 and $6,979 for the three months ended April 30, 2015 and 2014, respectively. The changes reflect the swings in costs as the Company promotes its nurse portal and the variation in those costs as the Company has yet to enter a period where the operations in sales and cost of sales are relatively constant. Until the Company enters a reasonably constant operating period, the costs will vary widely.

Selling expenses. Selling expenses were $37,322 and $38,840 for the three months ended April 30, 2015 and 2014. The decrease was due to doing more promotion of our Nurses Lounge site through shows and there were less wages paid to salespeople.

Operating Expenses. Operating expenses for the three months ended April 30, 2015 and 2014 were $72,036 and $56,514 respectively.

Other Income (Expense). Other expense reflects interest paid on loans which was $327,931 and $20,748 for the three months ended April 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

As of April 30, 2015, the Company had negative working capital of $1,639,571, comprised of current assets of $9,559 and current liabilities of $1,649,130.

Net cash used in operations for the three months ended April 30, 2015 was $85,822 compared to $163,744 for the three months ended April 30, 2014.

Cash used for purchase of fixed assets was $0 for the three months ended April 30, 2015 and 2014.

Cash provided by financing activities for the nine months ended April 30, 2015 was $40,500 compared to $157,500 for the same period in 2014.

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
  Become ‘followers’ of their specialty such as critical care nursing.
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

 ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures are once again effective.  Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended April 30, 2015 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2015, filed with the Commission on May 19, 2015, other than as set forth below, and investors are encouraged to review such risk factors below and in the Form 10-K, prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

	Consideration		Date	# Shares
Balance, Number of shares outstanding, January 31, 2014				65,715,368
Common stock issued at forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(1)	May 20, 2014	1,339,286
Common stock issued at forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(2)	June 2, 2014	1,600,000
Common stock issued at forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(3)	June 6, 2014	971,429
Shares issued for accounts payable	Convert $224,558 in payable	(4)	July 31, 2014	4,491,160
Shares issued for accounts payable	Convert $97,250 in payable	(5)	July 31, 2014	1,945,000
Shares issued for accounts payable	Convert $5,000 in payable	(6)	July 31, 2014	100,000
Common stock issued at forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(7)	Sept 22, 2014	1,290,323
Common stock issued at forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(8)	Oct 8, 2014	2,727,273
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(9)	Oct 29, 2014	3,030,303
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(10)	Nov 28, 2014	3,785,600
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(11)	Dec 23, 2014	8,688,172
Balance, Number of shares outstanding, January 31, 2015				95,683,914
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Feb 23, 2015	5,339,000
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 2, 2015	5,085,439
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 3, 2015	3,156,360
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 10, 2015	5,136,461
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 12, 2015	5,910,864
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 19, 2015	5,915,538
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 20, 2015	6,200,497
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(30)	Mar 25, 2015	4,340,000
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 30, 2015	38,724,769
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 30, 2015	21,020,040
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 30, 2015	982,192
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 30, 2015	9,783,981
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 30, 2015	8,868,173
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 31, 2015	6,700,000
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(30)	Apr 10, 2015	7,170,000
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(30)	Apr 20, 2015	7,530,000
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Apr 20, 2015	7,390,000
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Apr 30, 2015	5,965,096
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(30)	Apr 30, 2015	8,176,767
Balance, Number of shares outstanding, April 30, 2015				259,079,091

(1) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $8,462 of the note.

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

(2) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $8,462 of the note.

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

(3) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $8,462 of the note.

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

(4) Conversion of accounts payable to our Chief Executive Officer in the amount of $224,558 on July 31, 2014, at a conversion rate of $0.05 per share.

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

(5) Conversion of accounts payable to our Vice President of Nurses Lounge in the amount of $97,250 on July 31, 2014, at a conversion rate of $0.05 per share.

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

(6) Conversion of accounts payable to a vendor in the amount of $5,000 on July 31, 2014, at a conversion rate of $0.05 per share.

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

(7) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $4,003 of the note.

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

(8) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $8,462 of the note.

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

(9) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $9,402 of the note.

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

(10) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $7,874 of the note.

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

(11) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $8,080 of the note.

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

(12) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $3,609 of the note.

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

(13) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $2,134 of the note.

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

(14) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $2,671 of the note.

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

(15) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $3,076 of the note.

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

(16) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $3,722 of the note.

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

(17) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $20,137 of the note.

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

(18) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $10,511 of the note.

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

(19) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $511 of the note.

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

(20) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $5,088 of the note.

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

(21) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $4,611 of the note.

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

(22) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $2,170 of the note.

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

(23) Partial conversion of Note that had a conversion feature at 50% of market price per share. These shares were issued for the conversion of $3,585 of the note.

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

(24) Partial conversion of Note that had a conversion feature at 50% of market price per share. These shares were issued for the conversion of $4,895 of the note.

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

(25) Partial conversion of Note that had a conversion feature at 50% of market price per share. These shares were issued for the conversion of $4,906 of the note.

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

(26) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $3,645 of the note.

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

(27) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $3,606 of the note.

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

(28) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $4,560 of the note.

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

(29) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $3,407 of the note.

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

(30) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $4,781 of the note.

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

(31) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $5,160 of the note.

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

(32) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $5,539 of the note.

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

The Company had the following options or warrants outstanding at April 30, 2015:

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

Date: June 23, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith.

