Form 10-Q
period 2015-07-31
MEDCAREERS GROUP, Inc.
filed 2015-09-28
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

Yes [ ] No [X].

As of September 22, 2015 there were 294,810,231 shares of Common Stock of the issuer outstanding.

1

MEDCAREERS GROUP, INC.

Consolidated Balance Sheets

July 31, 2015 and January 31, 2015

(Unaudited)

	July 31, 2015	Jan 31, 2015
Assets
Current Assets
Cash and Cash Equivalents	$11,695	$49,881
Total Current Assets	11,695	49,881

Total Assets	$11,695	$49,881

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$52,052	$26,754
Accrued Expenses	33,320	16,897
Accrued Interest Payable	253,078	216,994
Deferred Revenue	5,000	11,000
Derivative Liabilities	300,239	363,523
Short Term Debt, net of Debt Discount of $42,062 and $92,980	749,257	921,419
Short Term Debt – Related Party, net of Debt Discount of $0 and $21,174	87,000	65,826
Total Current Liabilities	1,479,946	1,622,413

Total Liabilities	1,479,946	1,622,413

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares,
300,000 and 0 shares issued and outstanding	300	—
Common Stock, $0.001 par value, 850,000,000 shares,
282,021,319 and 95,683,914 shares issued and outstanding	282,021	95,684

Additional Paid In Capital	5,522,253	5,055,144
Accumulated Deficit	(7,272,825)	(6,723,360)
Total Stockholders’ Deficit	(1,468,251)	(1,572,532)

Total Liabilities and Stockholders’ Deficit	$11,695	$49,881

The Accompanying Notes are an Integral Part of these Unaudited Consolidated Financial Statements.

MEDCAREERS GROUP, INC. Consolidated Statement of Operations For the Three and Six Months Ended July 31, 2015 and 2014

 (Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014

Revenue	$15,115	$6,347	$37,550	$11,788
Cost of Sales	5,088	11,101	7,433	18,080
Gross Profit (Loss)	10,027	(4,754)	30,117	(6,292)

Operating Expenses:
Selling and Marketing	1,704	25,070	39,026	79,410
General and Administrative	70,069	194,306	142,105	235,321
Total Operating Expenses	71,773	219,376	181,131	314,731

Net Operating Loss	(61,746)	(224,130)	(151,014)	321,023

Other Income (Expense)
Loss on Derivatives	59,015	—	(132,831)	—
Loss on Debt Extinguishment	—	—	(45,359)	—
Interest Expense	(129,535)	(27,972)	(220,261)	(48,720)
Total Other Income (Expense)	(70,520)	(27,972)	(398,451)	(48,720)

Net Loss	$(132,266)	$(252,102)	$(549,465)	$(369,743)

Basic and Diluted Earnings (Loss) per share	$0.00	$0.00	$0.00	$0.01

Weighted Average Shares Outstanding:
Basic and Diluted	187,529,652	72,251,528	214,346,345	72,251,528

The Accompanying Notes are an Integral Part of these Unaudited Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Six Months Ended July 31, 2015

(Unaudited)

						Retained
	Preferred Stock		Common Stock		Paid-In	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Totals

Stockholders' Deficit
at January 31, 2015			95,683,914	$95,684	$5,055,144	$(6,723,360)	$(1,572,532)

Sale of Preferred Stock
For Cash	20,000	20			19,980		20,000
Conversion of:
Notes Payable to Preferred
Stock	280,000	280			289,823		290,103
Notes Payable to Common Stock			186,337,405	186,337	(93,239)		93,098
APIC Write-off Due
to Debt Conversion					250,545		250,545
Net Loss						(549,465)	(549,465)

Stockholders' Deficit
at July 31, 2015	300,000	300	282,021,319	$282,021	$5,522,253	$(7,272,825)	$(1,468,251)

The Accompanying Notes are an Integral Part of these Unaudited Consolidated Financial Statements.

MEDCAREERS GROUP, INC. Consolidated Statement of Cash Flows For the Six Months Ended July 31, 2015 and 2014

(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(549,465)	$(369,742)
Adjustments to reconcile net loss to cash used by operating activities:
Loss (Gain) on change of derivative Liabilities	132,831	—
Loss (Gain) of Debt Extinguishment	45,359	—
Amortization of Debt Discount	129,522	—
Change in Operating Assets and Liabilities:
(Decrease) Increase in Accounts Payable	25,298	(27,700)
Increase in Accrued Expenses – Related Party	—	80,000
Increase in Interest Payable	68,125	(1,056)
Increase in Deferred Revenue	(6,000)	—
Increase in Accrued Expenses	16,423	58,720
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(137,907)	(259,778)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Preferred Stock	20,000	—
Proceeds from Notes Payable	203,641	273,000
Payments on Notes Payable	(123,920)	—
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	99,721	273,000

NET INCREASE (DECREASE) IN CASH	(38,186)	13,222

CASH AT BEGINNING OF PERIOD	49,881	7,299
CASH AT END OF PERIOD	$11,695	$20,521

Discount Related to Convertible Debt	$54,430	$—
Issuance of Preferred Stock for Debt	$290,103	$0
Issuance of Common Shares for Debt conversion	$93,098	$—
APIC write off due to debt conversion	$250,545	$—
Issuance of Common Stock for Payables	$0	$326,809
Cash Paid for Interest	$12,721	$2,000

Income Taxes	$—	$—

The Accompanying Notes are an Integral Part of these Unaudited Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Notes to Financial Statements

July 31, 2015 and 2014

(Unaudited)

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

NOTE 2 - NOTES PAYABLE

The components of the Company’s debt as of July 31, 2015 and January 31, 2015 were as follows:

	July 2015		Jan 2015
Note Payable - $100,000, 12% interest payable monthly or accrued, due Nov 4, 2013	$ 100,000	$	$ 100,000
Note Payable - $16,000, 12% interest added to note quarterly, due January 31, 2014	16,000		16,000
Note Payable - $45,000, 12% interest added to note quarterly, due Nov 5, 2013	45,000		45,000
Note Payable - $5,000, 12% interest added to note quarterly, due Nov 5, 2013	5,000		5,000
Note Payable - $40,000, 12% interest added to note quarterly, due April 28, 2013	19,000		20,000

Note Payable - $490,150, 12% interest payable monthly or accrued, due Oct 29, 2013	474,150	490,150
Note Payable - $4,000, 12% interest added to note quarterly, due April 30, 2013	4,000	4,000
Note Payable - $25,000, 12% interest added to note quarterly, due April 30, 2013	25,000	25,000
Note Payable - $50,000, 8% interest payable accrued until maturity, due Jan 27, 2016	0	50,000
Note Payable - $5,000, 12% interest added to note quarterly, due Nov 5, 2013	30,000	30,000
Note Payable - $42,500, 8% interest payable accrued until maturity, due Nov 20, 2014	0	42,500
Note Payable - $32,500, 8% interest payable accrued until maturity, due Jan 22, 2015	11,517	22,920
Note Payable - $32,500, 8% interest payable accrued until maturity, due June 2, 2015	0	32,500
Note Payable - $33,000, 8% interest payable accrued until maturity, due Nov 23, 2014	0	8,703
Note Payable - $32,000, 8% interest payable accrued until maturity, due Nov 1, 2014	0	25,126
Note Payable - $75,000, 8% interest payable accrued until maturity, due July 1, 2015	23,652	72,500
Note Payable - $25,000, 8% interest payable accrued to maturity, due Sept 24, 2016	0	25,000
Note Payable - $33,000, 8% interest payable accrued to maturity, due Sept 19, 2016	33,000	0
Note Payable - $5,000, 8% interest payable accrued to maturity, due Nov 25, 2015	5,000	0
Debt Discount	(42,062)	(92,980)
Subtotal	749,257	921,419
Related Party Debt
Note Payable - $19,500, 8% interest payable accrued to maturity, due Jan 2, 2015	19,500	19,500
Note Payable - $5,500, 8% interest payable accrued until maturity, due July 8, 2015	5,500	5,500
Note Payable - $4,500, 8% interest payable accrued to maturity, due May 5, 2015	4,500	4,500
Note Payable - $24,297, 8% interest payable accrued to maturity, due May 14, 2015	23,297	23,297
Note Payable - $7,703, 8% interest payable accrued to maturity, due May 19, 2015	7,703	7,703
Note Payable - $26,500, 8% interest payable accrued to maturity, due June 12, 2015	26,500	26,500
Debt Discount – Related Party	-	(21,174)
Subtotal – Related Party Debt	87,000	65,826
Total	$836,257	$987,245

The Company had accrued interest payable of $253,078 and $216,994 on the notes at July 31, 2015 and January 31, 2015, respectively.

The Company has entered in to various promissory notes with lenders during the periods ended July 31, 2015 and January 31, 2015 bearing interest at between 8% and 12% rate per annum, unsecured, payable on demand and convertible into the Company’s common stock. The conversion price ranges from 52% to 50% of the average of the three lowest closing bid prices of the common stock during the 10 or 25 trading days prior to conversion.

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

During the period ended July 31, 2015, the Company borrowed $203,641, paid off $123,920, and converted a total of $93,098 of the convertible notes into 186,337,405 common shares. As of July 31, 2015, $129,522 of the discount had been amortized to interest expense.

A summary of the debt in total is as follows:

	July 31, 2015	January 31, 2015
Convertible debt – fixed conversion rate	$637,088	$748,853
Convertible debt – variable conversion rates, net of debt discount	68,169	127,566
Convertible debt – variable conversion rates, Related Party, net of debt discount	87,000	65,826
Non-Convertible debt	44,000	45,000
Net	$836,257	987,245

The Company has $637,088 and $748,853 of debt that is convertible at ranges from $0.06 to $1.00 per share and accrues interest between 8% and 12% at July 31, 2015 and January 31, 2015, respectively.

The Company has $44,000 and $45,000 of debt, which has no conversion feature at July 31, 2015 and January 31, 2015, respectively.

The Company has $68,169 and $127,566 of debt with variable conversion price ranges from 52% to 50% of the average of the three lowest closing bid prices of the common stock during the 10 or 25 trading days prior to conversion as of July 31, 2015 and January 31, 2015, respectively.

The Company has $87,000 and $65,826 of related party convertible debt at July 31, 2015 and January 31, 2015, respectively.

The Company converted $280,000 of debt and $10,103 accrued interest into 280,000 shares of Series A Preferred Stock during the quarter ended July 31, 2015.

The Company entered into various note agreements with financing entities, which provided for repayment at a premium, or if not paid, the financing entities had the right to convert their note to common stock at a price of 50% to 52% of market price at the time of conversion. Certain of these notes were paid off and certain notes were converted resulting in a loss on extinguishment of debt of $45,359 which is recorded as a charge to the income statement.

The Company is in default on a number of its promissory notes which provide legal remedies for satisfaction of defaults, none of which to this point have pursued their legal remedies. The Company continues to accrue interest at the listed rates, and plans to seek their conversion or payoff within the next twelve months. Accordingly, the Company has classified the entire loan amounts as a current liability.

NOTE 3 - STOCKHOLDERS’ DEFICIT

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of Preferred Stock, having a par value of $0.001 per share.  There were 300,000 and 0 preferred shares outstanding at July 31, 2015 and January 31, 2015.

Series A Preferred Shares. The Company authorized the issue of up to 500,000 Series A Preferred Shares which are convertible in aggregate to 20% of the Common Stock of the Company. For example, 100,000 shares of Preferred Stock will convert in to 4% of the Company. The Series A Preferred Shares have voting rights as if they were converted on any Record Date and no dividends are paid on the Series A Preferred Shares.

The Company issued 20,000 shares of Series A Preferred Shares for cash proceeds of $20,000 during the six months ended July 31, 2015 and converted $280,000 of Notes Payable and $10,103 of Accrued Interest into 280,000 Series A Preferred Shares during the six months ended July 31, 2015.Common Stock:

The Company is authorized to issue 850,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  At July 31, 2015 and January 31, 2015, there were 282,021,319 and 95,683,914 shares outstanding, respectively. There were 86,058,779 shares that were to be converted and not issued as of July 31, 2015. No dividends were paid in the years ended January 31, 2015 or 2014 or the six months ended July 31, 2015.

The Company issued the following shares of common stock in the period ended July 31, 2015:
Conversion of Notes Payable to Common Stock	1	86,337,405

Options and Warrants:

The Company recorded option and warrant expense of $0 and $35,000 in the period ended July 31, 2015 and the year ended January 31, 2015, respectively.

The Company had the following options or warrants outstanding at July 31, 2015:

Issued To	# Options	Dated	Expire	Strike Price
President and CEO	4,000,000	11/18/2010	11/18/2015	$0.25 per share
Vice President	2,000,000	11/18/2010	11/18/2015	$0.25 per share
Shareholder	2,000,000	09/23/2013	11/18/2015	$0.25 per share
Shareholder	127,500	08/28/2011	08/28/2016	$0.10 per share
Shareholder	127,500	04/29/2012	04/29/2017	$0.10 per share
Shareholder	100,000	03/29/2013	03/29/2016	$0.10 per share
Shareholder	127,500	07/31/2013	07/31/2017	$0.10 per share
Shareholder	1,000,000	08/31/2012	08/31/2016	$0.12 per share
Shareholder	2,000,000	01/18/2013	01/18/2018	$0.05 per share
Lender	3,500,000	07/02/2014	07/01/2019	$0.10 per share

Options	Weighted Average	Warrants	Weighted Average
Exercise	Exercise
Price	Price
Outstanding at January 31, 2015	8,000,000	$0.25	6,982,500	$0.13
Granted	0	—	—
Exercised	0	—	—	—
Forfeited and canceled	0
Outstanding at July 31, 2015	8,000,000	$0.25	6,982,500	$0.13

Summary of options outstanding and exercisable as of July 31, 2015 is as follows:

Range of Exercise	Weighted Average	Number of Options	Number of Options
Prices	Remaining Contractual	Outstanding	Exercisable
Life (years)
$0.25	0.22	8,000,000	8,000,000

$0.25	0.22	8,000,000	8,000,000

Summary of warrants outstanding and exercisable as of January 31, 2015 is as follows:

Range of Exercise	Weighted Average	Number of Warrants	Number of Warrants
Prices	Remaining Contractual	Outstanding	Exercisable
Life (years)
$0.25	0.875	8,000,000	8,000,000

$ 0.25	0.875	8,000,000	8,000,000

Summary of options outstanding and exercisable as of July 31, 2015 is as follows:

Range of Exercise	Weighted Average	Number of Options	Number of Options
Prices	Remaining Contractual	Outstanding	Exercisable
Life (years)
$ 0.05 to $0.12	2.61	6,982,500	6,982,500

$ 0.05 to $0.12	2.61	6,982,500	6,982,500

Summary of warrants outstanding and exercisable as of January 31, 2015 is as follows:

Range of Exercise	Weighted Average	Number of Warrants	Number of Warrants
Prices	Remaining Contractual	Outstanding	Exercisable
Life (years)
$ 0.05 to $0.12	3.11	6,982,500	6,982,500

$ 0.05 to $0.12	3.11	6,982,500	6,982,500

NOTE 4 – DERIVATIVE LIABILITIES:

As of July 31, 2015 and January 31, 2015 the company had $300,239 and $363,523 recorded as derivative liabilities. During the period ended July 31, 2015 and the year ended January 31, 2015 the company recorded $(132,831) in loss and $184,717 in gain from the change in the fair value of derivative liabilities.

The derivative liabilities are valued as a level 3 input for valuing financial instruments.

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices. As the price of the common stock varies it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date.

The fair value of the derivative liability is determined using the Black-Scholes option-pricing model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. In our calculation at July 31, 2015, volatility ranged from 385% to 437%, the term ranged from 0.49 to 0.64 years, and the risk free interest rate was 6%.

Level 3
Derivatives
Beginning Balance, January 31, 2015	$363,523
Derivative Liabilities due to New Convertible Debt	$110,393
Reclassification of Derivative Liabilities to Additional Paid in Capital
Due to Conversion of Related Notes Payable	(250,545)
Mark to Market of Debt Derivatives	76,868
Ending Balance, July 31, 2015	$300,239

The $132,831 Loss on Derivatives recorded in the Income Statement consisted of a $55,963 day one loss on the new convertible debt and the mark to market of our debt derivatives.

NOTE 5 - GOING CONCERN AND FINANCIAL POSITION

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through July 31, 2015 of $7,272,825 and has a working capital deficit at July 31, 2015 of $(1,468,251). Historically, revenues have not been sufficient to cover operating costs that would permit the Company to continue as a going concern.   These conditions raise substantial doubt about the company’s ability to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing, or develop or acquire one or more business interests on terms favorable to it.  MedCareers’ financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6 - CONTINGENCIES

There is pending litigation initiated by the Company around the validity of a $100,000 note which the Company signed based upon representations of funding from the maker which were never received. The Company is initiated litigation to dispute the note and the 10,151, 540 shares that have been issued.

NOTE 7 - SUBSEQUENT EVENTS

In the period since July 31, 2015, the Company issued 12,799,812 shares of restricted common stock pursuant to the conversion of one of our outstanding convertible promissory notes. The Notes provided conversion features which was tied to the market price of the Company’s common stock.

Subsequent to July 31, 2015, the company borrowed $81,821 on a convertible note using $50,000 for working capital and balance to pay off the premium of all existing short-term convertible debt that was bought by third party lender

There are certain notes or portion of notes that have been converted into 86,058,779 shares which was not issued as of July 31, 2015. The Company anticipates these shares will be issued in the quarter ended October 31, 2015.

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

***

Results for the three and six months ended July 31, 2015

Revenue. Revenue for the three months ended July 31, 2015 and 2014 was $15,115 and $6,347, respectively. Revenue for the six months ended July 31, 2015 and 2014 was $37,550 and $11,788, respectively.

Cost of Revenues. Cost of revenues were $5,088 and $11,101 for the three months ended July 31, 2015 and 2014, respectively, and $7,433 and $18,080 for the six months ended July 31, 2015 and 2014, respectively. The changes reflect the swings in costs as the Company promotes its nurse portal and the variation in those costs as the Company has yet to enter a period where the operations in sales and cost of sales are relatively constant. Until the Company enters a reasonably constant operating period, the costs will vary widely.

Selling expenses. Selling expenses were $1,704 and $25,070 for the three months ended July 31, 2015 and 2014, and $39,026 and $79,410 for the six months ended July 31, 2015 and 2014, respectively. The decrease was due to doing more promotion of our Nurses Lounge site through shows and there were less wages paid to salespeople.

Operating Expenses. Operating expenses for the three months ended July 31, 2015 and 2014 were $70,069 and $194,306 respectively, and $142,105 and $235,321 respectively for the six months ended July 31, 2015 and 2014.

Other Income (Expense). Other expense reflects interest on loans which was $129,535 and $27,972 for the three months ended July 31, 2015 and 2014, respectively, and interest expense of $220,261 and $48,720 for the six months ended July 31, 2015 and 2014, respectively. Also, there were other expenses relating to the cost of our convertible debt being gain on derivatives of $59,015 and 0 for the three months ended July 31, 2015 and 2014 respectively, and a loss on derivatives of $132,831 and 0 for the six months ended July 31, 2015 and 2014 respectively. We also incurred a loss on debt extinguishment for the six months ended July 31, 2015 and 2014 of $45,359 and 0 respectively. Interest expense was of $129,535 and $27,972 for the three months ended July 31, 2015 and 2014, respectively, and $220,261 and $48,720 for the six months ended July 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

As of July 31, 2015, the Company had negative working capital of $1,468,251, comprised of current assets of $11,695 and current liabilities of $1,479,946.

Net cash used in operations for the six months ended July 31, 2015 was $137,907 compared to $259,778 for the three months ended July 31, 2015 and 2014, respectively.

Cash used for purchase of fixed assets was $0 for the three months ended July 31, 2015 and 2014.

Cash provided by financing activities for the six months ended July 31, 2015 was $99,721 compared to $273,000 for the same period in 2014.

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

Recent Activity

In the second quarter of FY2016 we had 24 schools join and become active members of our network including some of the most prestigious nursing schools in the country including University of North Carolina @ Chapel Hill, University of South Carolina, University of Alabama, University of Missouri and University of Texas Health Science Center San Antonio.

With the addition of theses schools we are now at approximately 20% of our ultimate goal of 500 active BSN schools utilizing our network. Additionally, as more of these top tier schools have joined, the interest has picked-up from other schools as well as associations and employers.

In July we also announced a new hiring solutions programs and pricing for employers that better meets the need of nurse employers. Unlike a job board that sells job postings on a per posting basis, Nurses Lounge will provide a health system, for example, to consistently maintain up to 100 to 250 nursing job postings at a time with a price of only $595 to $795 a month with a 12 month contract. These packages are under $10,000 a year. A comparative number of job postings would cost well over $10,000 per month on most major job boards per their stated prices.

More nurses work at hospitals than any other type of healthcare professional. Most small to medium hospitals today have well over 25 openings for nurses, and it is not unusual to see more than 100 openings at any given time at a large hospital. Many large systems today have well over 500 job openings.

Because of this growing demand for nurses of all sizes, we believe there are thousands of hospitals and healthcare systems that will want to take advantage of this pricing. Especially when combined with the other important benefits received by being part of a professional network for nurses such as being able to build their brand and market their job openings to students and alumni from the leading nursing schools from across the country.

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

ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures are once again effective.  Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended July 31, 2015 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

There is pending litigation initiated by the Company around the validity of a $100,000 note which the Company signed based upon representations of funding from the maker which were never received. The Company is initiated litigation to dispute the note and the 10,151, 540 shares that have been issued.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2015, filed with the Commission on May 19, 2015, other than as set forth below, and investors are encouraged to review such risk factors below and in the Form 10-K, prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

	Consideration		Date	# Shares
Balance, Number of shares outstanding, January 31, 2014				65,715,368
Common stock issued at forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(1)	May 20, 2014	1,339,286
Common stock issued at forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(2)	June 2, 2014	1,600,000
Common stock issued at forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(3)	June 6, 2014	971,429
Shares issued for accounts payable	Convert $224,558 in payable	(4)	July 31, 2014	4,491,160
Shares issued for accounts payable	Convert $97,250 in payable	(5)	July 31, 2014	1,945,000
Shares issued for accounts payable	Convert $5,000 in payable	(6)	July 31, 2014	100,000
Common stock issued at forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(7)	Sept 22, 2014	1,290,323
Common stock issued at forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(8)	Oct 8, 2014	2,727,273
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(9)	Oct 29, 2014	3,030,303
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(10)	Nov 28, 2014	3,785,600
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(11)	Dec 23, 2014	8,688,172
Balance, Number of shares outstanding, January 31, 2015				95,683,914
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Feb 23, 2015	5,339,000
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 2, 2015	5,085,439
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 3, 2015	3,156,360
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 10, 2015	5,136,461
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 12, 2015	5,910,864
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 19, 2015	5,915,538
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 20, 2015	6,200,497
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(30)	Mar 25, 2015	4,340,000
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 30, 2015	38,724,769
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 30, 2015	21,020,040
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 30, 2015	982,192
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 30, 2015	9,783,981
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 30, 2015	8,868,173

Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 31, 2015	6,700,000
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(30)	Apr 10, 2015	7,170,000
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(30)	Apr 20, 2015	7,530,000
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Apr 20, 2015	7,390,000
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Apr 30, 2015	5,965,096
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(30)	Apr 30, 2015	8,176,767
Balance, Number of shares outstanding, April 30, 2015				259,079,091
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(31)	May 1, 2015	2,120,000
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(31)	May 1, 2015	4,338,710
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(31)	May 1, 2015	8,417,550
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(31)	May 11, 2015	9,500,000
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(31)	May 30, 2015	6,679,624
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(31)	May 21, 2015	4,034,904
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(32)	May 27, 2015	10,000,000
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(31)	May 27, 2015	8,988,019
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(32)	Jun 10, 2015	11,800,000
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(32)	Jun 17, 2015	12,400,000
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(32)	Jun 23, 2015	13,000,000
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(32)	Jun 26, 2015	5,022,200
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(31)	Jul 13, 2015	12,700,000
Balance, Number of shares outstanding, July 31, 2015				358,080,098

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

(31) Partial conversion of Notes that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $2,120, $4,035, $$5,159.96, $$5,538.50, $3,820.74, $2,098.15, $4,673.77 and $3,149.60 of the notes.

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

(32) Partial conversion of Note that had a conversion feature at 50% of market price per share. These shares were issued for the conversion of $5.000.00, $$2,950.00, $3,100.00, $3,250.00 and $1,255.55 of the note.

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

The Company had the following options or warrants outstanding at July 31, 2015:

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

Date: September 25, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith.

