Form 10-Q
period 2015-10-31
MEDCAREERS GROUP, Inc.
filed 2015-12-21
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

Yes [ ] No [X].

As of December 21, 2015 there were 452,838,100 shares of Common Stock of the issuer outstanding.

1

MEDCAREERS GROUP, INC.

Consolidated Balance Sheets

October 31, 2015 and January 31, 2015

(Unaudited)

	October 31, 2015	Jan 31, 2015
Assets
Current Assets
Cash and Cash Equivalents	$2,764	$49,881
Total Current Assets	2,764	49,881

Total Assets	$2,764	$49,881

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$40,068	$26,754
Accrued Expenses	36,004	16,897
Accrued Interest Payable	264,450	216,994
Deferred Revenue	2,000	11,000
Derivative Liabilities	419,774	363,523
Short Term Debt, net of Debt Discount of $110,262 and $92,980	772,191	921,419
Short Term Debt – Related Party, net of Debt Discount of $0 and $21,174	67,500	65,826
Total Current Liabilities	1,601,987	1,622,413

Total Liabilities	1,601,987	1,622,413

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares,
330,000 and 0 shares issued and outstanding	330	—
Common Stock, $0.001 par value, 850,000,000 shares,
382,838,100 and 95,683,914 shares issued and outstanding	382,838	95,684

Additional Paid In Capital	5,624,991	5,055,144
Accumulated Deficit	(7,607,382)	(6,723,360)
Total Stockholders’ Deficit	(1,599,223)	(1,572,532)

Total Liabilities and Stockholders’ Deficit	$2,764	$49,881

The Accompanying Notes are an Integral Part of these Unaudited Consolidated Financial Statements.

MEDCAREERS GROUP, INC. Consolidated Statement of Operations For the Three and Nine Months Ended October 31, 2015 and 2014

 (Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014

Revenue	$5,175	$7,970	$42,725	$19,758
Cost of Sales	2,050	4,055	9,483	22,135
Gross Profit (Loss)	3,125	3,915	33,242	(2,377)

Operating Expenses:
Selling and Marketing	12,845	18,455	46,132	97,865
General and Administrative	115,648	100,514	263,493	335,835
Total Operating Expenses	128,493	118,969	309,625	433,700

Net Operating Loss	(125,368)	(115,054)	(276,383)	(436,077)

Other Income (Expense)
Loss on Derivatives	(159,880)	—	(292,712)	—
Loss on Debt Extinguishment	—	—	(45,359)	—
Interest Expense	(49,308)	(30,577)	(269,568)	(79,297)
Total Other Income (Expense)	(209,188)	(30,577)	(607,639)	(79,297)

Net Loss	$(334,556)	$(145,631)	$(884,022)	$(515,374)

Basic and Diluted Earnings (Loss) per share	$0.00	$0.00	$0.00	$0.00

Weighted Average Shares Outstanding:
Basic and Diluted	333,440,671	77,471,515	236,761,001	76,879,373

The Accompanying Notes are an Integral Part of these Unaudited Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended October 31, 2015

(Unaudited)

						Retained
	Preferred Stock		Common Stock		Paid-In	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Totals

Stockholders' Deficit
at January 31, 2015			95,683,914	$95,684	$5,055,144	$(6,723,360)	$(1,572,532)

Issuance of Common Stock:
For Services			15,000,000	15,000	(9,000)		6,000
Sale of Preferred Stock
For Cash	50,000	50			49,950		50,000
Conversion of:
Notes Payable to Preferred
Stock	280,000	280			289,823		290,103
Notes Payable to Common Stock			272,154,186	272,154	(150,781)		121,373
Derivative Liability Reclassification Due
to Debt Conversion					389,855		389,855

Net Loss						(884,022)	(884,022)

Stockholders' Deficit
at October 31, 2015	330,000	330	382,838,100	$382,838	$5,624,991	$(7,607,382)	$(1,599,223)

The Accompanying Notes are an Integral Part of these Unaudited Consolidated Financial Statements.

MEDCAREERS GROUP, INC. Consolidated Statement of Cash Flows For the Nine Months Ended October 31, 2015 and 2014

(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(884,022)	$(515,374)
Adjustments to reconcile net loss to cash used by operating activities:
Loss (Gain) on change of derivative Liabilities	292,712	—
Loss (Gain) of Debt Extinguishment	45,359	—
Amortization of Debt Discount	159,109	—
Common Stock Issued for Services	6,000	—

Change in Operating Assets and Liabilities:
(Decrease) Increase in Accounts Payable	13,314	(34,639)
Increase in Accrued Expenses – Related Party	—	75,000
Increase in Accrued Expenses	17,284	(621)
Increase in Deferred Revenue	(9,000)	—
Increase in Interest Payable	81,442	12,812
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(277,802)	(462,822)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Preferred Stock	50,000	—
Proceeds from Notes Payable	207,685	457,000
Payments on Notes Payable	(27,000)	—
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	230,685	457,000

NET INCREASE (DECREASE) IN CASH	(47,117)	(5,822)

CASH AT BEGINNING OF PERIOD	49,881	7,299

CASH AT END OF PERIOD	$2,764	$1,477

Discount Related to Convertible Debt	$155,218	$—
Issuance of Preferred Stock for Debt	$290,103	$—
Issuance of Common Shares for Debt conversion	$121,373	$34,000
Derivative liability reclassification due to debt conversion	$389,855	$—
Issuance of Common Stock for Payables	$—	$326,809
Cash Paid for Interest	$66,258	$3,000

Income Taxes	$—	$—

The Accompanying Notes are an Integral Part of these Unaudited Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Notes to Financial Statements

October 31, 2015 and 2014

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

NOTE 2 - NOTES PAYABLE

The components of the Company’s debt as of October 31, 2015 and January 31, 2015 were as follows:

	October 2015		Jan 2015
Note Payable - $100,000, 12% interest payable monthly or accrued, due Nov 4, 2013	$ 100,000	$	$ 100,000
Note Payable - $16,000, 12% interest added to note quarterly, due January 31, 2014	16,000		16,000
Note Payable - $45,000, 12% interest added to note quarterly, due Nov 5, 2013	45,000		45,000
Note Payable - $5,000, 12% interest added to note quarterly, due Nov 5, 2013	5,000		5,000
Note Payable - $40,000, 12% interest added to note quarterly, due April 28, 2013	18,000		20,000
Note Payable - $490,150, 12% interest payable monthly or accrued, due Oct 29, 2013	474,150		490,150

Note Payable - $4,000, 12% interest added to note quarterly, due April 30, 2013	4,000	4,000
Note Payable - $25,000, 12% interest added to note quarterly, due April 30, 2013	25,000	25,000
Note Payable - $50,000, 8% interest payable accrued until maturity, due Jan 27, 2016	0	50,000
Note Payable - $5,000, 12% interest added to note quarterly, due Nov 5, 2013	30,000	30,000
Note Payable - $42,500, 8% interest payable accrued until maturity, due Nov 20, 2014	0	42,500
Note Payable - $32,500, 8% interest payable accrued until maturity, due Jan 22, 2015	0	22,920
Note Payable - $32,500, 8% interest payable accrued until maturity, due June 2, 2015	0	32,500
Note Payable - $33,000, 8% interest payable accrued until maturity, due Nov 23, 2014	0	8,703
Note Payable - $32,000, 8% interest payable accrued until maturity, due Nov 1, 2014	0	25,126
Note Payable - $75,000, 8% interest payable accrued until maturity, due July 1, 2015	0	72,500
Note Payable - $25,000, 8% interest payable accrued to maturity, due Sept 24, 2016	0	25,000
Note Payable - $5,000, 8% interest payable accrued to maturity, due Nov 25, 2015	5,000	0
Note Payable - $57,958, 8% interest payable accrued to maturity, due Sept 10, 2017	57,958	0
Note Payable - $23,863, 8% interest payable accrued to maturity, due Sept 10, 2017	23,863	0
Note Payable - $12,355 8% interest payable accrued to maturity, due Sept 10, 2017	12,355	0
Note Payable - $34,280, 8% interest payable accrued to maturity, due Sept 10, 2017	27,450	0
Note Payable - $38,677, 8% interest payable accrued to maturity, due Sept 10, 2017	38,677	0
Debt Discount	(110,262)	(92,980)
Subtotal	772,191	921,419
Related Party Debt
Note Payable - $19,500, 8% interest payable accrued until maturity, due Jan 2, 2015	-	19,500

Note Payable - $5,500, 8% interest payable accrued until maturity, due July 8, 2015	5,500	5,500
Note Payable - $4,500, 8% interest payable accrued to maturity, due May 5, 2015	4,500	4,500
Note Payable - $24,297, 8% interest payable accrued to maturity, due May 14, 2015	23,297	23,297
Note Payable - $7,703, 8% interest payable accrued to maturity, due May 19, 2015	7,703	7,703
Note Payable - $26,500, 8% interest payable accrued to maturity, due June 12, 2015	26,500	26,500
Debt Discount – Related Party	-	(21,174)
Subtotal – Related Party Debt	67,500	65,826
Total	$839,691	$987,245

The Company had accrued interest payable of $264,450 and $216,994 on the notes at October 31, 2015 and January 31, 2015, respectively.

The Company has entered in to various promissory notes with lenders during the periods ended October 31, 2015 and January 31, 2015 bearing interest at between 8% and 12% rate per annum, unsecured, payable on demand and convertible into the Company’s common stock. The conversion price ranges from 52% to 50% of the average of the three lowest closing bid prices of the common stock during the 10 or 25 trading days prior to conversion.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The instrument is measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a full discount of $189,642 to the note on the debt modification date. The discount will be amortized over the term of the note to interest expense.

During the nine months ended October 31, 2015, the Company borrowed $207,685, paid off $27,000, and converted a total of $281,575 of the convertible notes and accrued interest into 272,154,186 common shares. During the nine months ended October 31, 2015, $159,109 of the discount was amortized to interest expense.

A summary of the debt in total is as follows:

	October 31, 2015	January 31, 2015
Convertible debt – fixed conversion rate	$692,150	$748,853
Convertible debt – variable conversion rates, net of debt discount	165,303	127,566
Convertible debt – variable conversion rates, Related Party, net of debt discount	67,500	65,826
Non-Convertible debt	25,000	45,000
Net	$949,953	987,245

The Company has $692,150 and $748,853 of debt that is convertible at ranges from $0.06 to $1.00 per share and accrues interest between 8% and 12% at October 31, 2015 and January 31, 2015, respectively.

The Company has $25,000 and $45,000 of debt, which has no conversion feature at October 31, 2015 and January 31, 2015, respectively.

The Company has $165,303 and $127,566 of debt with variable conversion price ranges from 52% to 50% of the average of the three lowest closing bid prices of the common stock during the 10 or 25 trading days prior to conversion as of October 31, 2015 and January 31, 2015, respectively.

The Company has $67,500 and $65,826 of related party convertible debt at October 31, 2015 and January 31, 2015, respectively.

The Company converted $280,000 of debt and $10,103 accrued interest into 280,000 shares of Series A Preferred Stock during the quarter ended October 31, 2015.

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

NOTE 3 - STOCKHOLDERS’ DEFICIT

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of Preferred Stock, having a par value of $0.001 per share.  There were 330,000 and 0 preferred shares outstanding at October 31, 2015 and January 31, 2015.

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

The Company issued 50,000 shares of Series A Preferred Shares for cash proceeds of $50,000 during the nine months ended October 31, 2015 and converted $280,000 of Notes Payable and $10,103 of Accrued Interest into 280,000 Series A Preferred Shares during the six months ended October 31, 2015.

Common Stock:

The Company is authorized to issue 850,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  At October 31, 2015 and January 31, 2015, there were 382,838,100 and 95,683,914 shares outstanding, respectively. There were 47,334,010 shares that were to be converted and not issued as of October 31, 2015. No dividends were paid in the years ended January 31, 2015 or 2014 or the nine months ended October 31, 2015.

The Company issued 15,000,000 shares of common stock for services valued at $6,000.00

The Company issued the following shares of common stock in the period ended October 31, 2015:
Conversion of Notes Payable to Common Stock	272,154,186

Options and Warrants:

The Company recorded option and warrant expense of $0 and $35,000 in the period ended October 31, 2015 and the year ended January 31, 2015, respectively.

The Company had the following options or warrants outstanding at October 31, 2015:

Issued To	# Options	Dated	Expire	Strike Price
President and CEO	4,000,000	11/18/2010	11/18/2015	$0.25 per share
Vice President	2,000,000	11/18/2010	11/18/2015	$0.25 per share
Shareholder	2,000,000	09/23/2013	11/18/2015	$0.25 per share
Shareholder	127,500	08/28/2011	08/28/2016	$0.10 per share
Shareholder	127,500	04/29/2012	04/29/2017	$0.10 per share
Shareholder	100,000	03/29/2013	03/29/2016	$0.10 per share
Shareholder	127,500	07/31/2013	07/31/2017	$0.10 per share
Shareholder	1,000,000	08/31/2012	08/31/2016	$0.12 per share
Shareholder	2,000,000	01/18/2013	01/18/2018	$0.05 per share
Lender	3,500,000	07/02/2014	07/01/2019	$0.10 per share

Options	Weighted Average	Warrants	Weighted Average
Exercise	Exercise
Price	Price
Outstanding at January 31, 2015	8,000,000	$0.25	6,982,500	$0.13
Granted	0	—	_
Exercised	0	—	—	—
Forfeited and canceled	0
Outstanding at October 31, 2015	8,000,000	$0.25	6,982,500	$0.13

Summary of options outstanding and exercisable as of October 31, 2015 is as follows:

Range of Exercise	Weighted Average	Number of Options	Number of Options
Prices	Remaining Contractual	Outstanding	Exercisable
Life (years)
$0.25	0.05	8,000,000	8,000,000

$0.25	0.05	8,000,000	8,000,000

Summary of warrants outstanding and exercisable as of January 31, 2015 is as follows:

Range of Exercise	Weighted Average	Number of Warrants	Number of Warrants
Prices	Remaining Contractual	Outstanding	Exercisable
Life (years)
$0.25	0.625	8,000,000	8,000,000
0
$ 0.25	0.625	8,000,000	8,000,000

Summary of options outstanding and exercisable as of October 31, 2015 is as follows:

Range of Exercise	Weighted Average	Number of Options	Number of Options
Prices	Remaining Contractual	Outstanding	Exercisable
Life (years)
$ 0.05 to $ 0.12	2.36	6,982,500	6,982,500

$ 0.05 to $ 0.12	2.36	6,982,500	6,982,500

Summary of warrants outstanding and exercisable as of January 31, 2015 is as follows:

Range of Exercise	Weighted Average	Number of Warrants	Number of Warrants
Prices	Remaining Contractual	Outstanding	Exercisable
Life (years)
$ 0.05 to $ 0.12	3.11	6,982,500	6,982,500

$ 0.05 to $ 0.12	3.11	6,982,500	6,982,500

NOTE 4 – DERIVATIVE LIABILITIES:

As of October 31, 2015 and January 31, 2015 the company had $419,774 and $363,523 recorded as derivative liabilities. During the period ended October 31, 2015 and the year ended January 31, 2015 the company recorded $292,712 in loss and $184,717 in gain from the change in the fair value of derivative liabilities.

The derivative liabilities are valued as a level 3 input for valuing financial instruments.

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices. As the price of the common stock varies it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date.

The fair value of the derivative liability is determined using the Black-Scholes option-pricing model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. In our calculation at October 31, 2015, volatility ranged from 385% to 437%, the term ranged from 0.49 to 0.64 years, and the risk free interest rate was 6%.

Level 3
Derivatives
Beginning Balance, January 31, 2015	$363,523
Derivative Liabilities due to New Convertible Debt (Debt Discount)	$155,218
Derivative Liabilities due to New Convertible Debt (Day 1 Loss)	$841,127
Reclassification of Derivative Liabilities to Additional Paid in Capital
Due to Conversion of Related Notes Payable	$(389,855)
Mark to Market of Debt Derivatives	$(550,239)
Ending Balance, October 31, 2015	$419,774

The $292,712 Loss on Derivatives recorded in the Income Statement consisted of a $841,127 day one loss on the new convertible debt and the mark to market of our debt derivatives.

NOTE 5 - GOING CONCERN AND FINANCIAL POSITION

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through October 31, 2015 of $7,607,382 and has a working capital deficit at October 31, 2015 of $(1,599,223). Historically, revenues have not been sufficient to cover operating costs that would permit the Company to continue as a going concern.   These conditions raise substantial doubt about the company’s ability to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing, or develop or acquire one or more business interests on terms favorable to it.  MedCareers’ financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6 - CONTINGENCIES

There is pending litigation initiated by the Company around the validity of a $100,000 note which the Company signed based upon representations of funding from the maker which were never received. The Company is initiated litigation to dispute the note and the 10,151, 540 shares that have been issued.

NOTE 7 - SUBSEQUENT EVENTS

There are certain notes or portion of notes that have been converted into 47,334,010 shares which was not issued as of October 31, 2015. The Company anticipates these shares will be issued in the quarter ended January 31, 2015.

The Company issued 72,000,000 shares to the President in November 2015 in consideration for services provided to the Company.

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

***

Results for the three and nine months ended October 31, 2015

Revenue. Revenue for the three months ended October 31, 2015 and 2014 was $5,175 and $7,970, respectively. Revenue for the nine months ended October 31, 2015 and 2014 was $42,725 and $19,758, respectively.

Cost of Revenues. Cost of revenues were $2,050 and $4,055 for the three months ended October 31, 2015 and 2014, respectively, and $9,483 and $22,135 for the nine months ended October 31, 2015 and 2014, respectively. The changes reflect the swings in costs as the Company promotes its nurse portal and the variation in those costs as the Company has yet to enter a period where the operations in sales and cost of sales are relatively constant. Until the Company enters a reasonably constant operating period, the costs will vary widely.

Selling expenses. Selling expenses were $12,845 and $18,455 for the three months ended October 31, 2015 and 2014, and $46,132 and $97,865 for the nine months ended October 31, 2015 and 2014, respectively. The decrease was due to doing more promotion of our Nurses Lounge site through shows and there were less wages paid to salespeople.

Operating Expenses. Operating expenses for the three months ended October 31, 2015 and 2014 were $115,648 and $100,514 respectively, and $263,493 and $335,835 respectively for the nine months ended October 31, 2015 and 2014.

Other Income (Expense). Other expense reflects interest on loans which was $49,308 and $30,577 expense for the three months ended October 31, 2015 and 2014, respectively, and interest expense of $269,568 and $79,297 for the nine months ended October 31, 2015 and 2014, respectively. Also, there were other expenses relating to the cost of our convertible debt being a loss on derivatives of $159,880 and 0 for the three months ended October 31, 2015 and 2014 respectively, and a loss on derivatives of $292,712 and 0 for the nine months ended October 31, 2015 and 2014 respectively. We also incurred a loss on debt extinguishment for the nine months ended October 31, 2015 and 2014 of $45,359 and 0 respectively. Interest expense was of $49,308 and $30,577 for the three months ended October 31, 2015 and 2014, respectively, and $269,568 and $79,297 for the nine months ended October 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

As of October 31, 2015, the Company had negative working capital of $1,599,223, comprised of current assets of $2,764 and current liabilities of $1,601,987.

Net cash used in operations for the nine months ended October 31, 2015 was $277,802 compared to $462,822 for the nine months ended October 31, 2014.

Cash used for purchase of fixed assets was $0 for the nine months ended October 31, 2015 and 2014.

Cash provided by financing activities for the nine months ended October 31, 2015 was $230,685 compared to $457,000 for the same period in 2014.

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

Plans Moving Forward

With the added capabilities of the new network launched in September 2014, and inclusion of an “Interactive Lounge” for approximately 600 schools that offer a Bachelor of Science in Nursing (BSN), 1,000 nursing schools that offer an Associate Degree in Nursing (ADN), 6,000 medical facilities, plus interactive lounges for 97 nurse specialties, management intends to concentrate on growing individual nurse membership by introducing these organizations to and educating them on the benefits that our network offers.

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

Recent Activity

In the third quarter for the-year-ending 2016 we continued adding top tiered nursing schools to our network including Vanderbilt University School of Nursing, Ohio State School of Nursing and University of Texas Medical Branch to utilize our network as a way to reconnect with alumni as well as a more cost effective way to recruit nurses to their graduate nursing programs.

We also began adding sponsors to our state lounges including Michigan Center for Nursing and New Jersey Collaborating Center for Nursing. These organizations benefit by being able to easily communicate with all the nurses that join our network from their respective states and, by doing so, potentially add new dues paying members as well as filling their continuing education courses faster and at less costs.

Numerous employers also joined our network and began taking ownership of their interactive lounge pages. Many of these employers nurse recruiters are also joining as well to take advantage of our platform that allows them to post free nursing job openings in school, specialty and state lounges.

As we introduced our employers nurse recruiters to our network they began seeing the benefits of utilizing our platform to build their personal network of nurses which allows them to instantly share job openings with these connections by posting on their news feed page.

As these recruiters nursing connections start to build their own professional network by inviting their colleagues to join them, recruiters will potentially be able to reach thousands of potential job candidates via their professional connections sharing their job posts with their own network.

As we begin demonstrating our network to more employers and nurse recruiters start seeing the advantage other recruiters are realizing by growing their network of nurses on our platform we see the potential for geometric membership growth via this viral effect.

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

ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures are once again effective.  Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended October 31, 2015 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

	Consideration		Date	# Shares
Balance, Number of shares outstanding, January 31, 2014				65,715,368
Common stock issued at forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(1)	May 20, 2014	1,339,286
Common stock issued at forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(2)	June 2, 2014	1,600,000
Common stock issued at forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(3)	June 6, 2014	971,429
Shares issued for accounts payable	Convert $224,558 in payable	(4)	October 31, 2014	4,491,160
Shares issued for accounts payable	Convert $97,250 in payable	(5)	October 31, 2014	1,945,000
Shares issued for accounts payable	Convert $5,000 in payable	(6)	October 31, 2014	100,000
Common stock issued at forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(7)	Sept 22, 2014	1,290,323
Common stock issued at forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(8)	Oct 8, 2014	2,727,273
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(9)	Oct 29, 2014	3,030,303
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(10)	Nov 28, 2014	3,785,600
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(11)	Dec 23, 2014	8,688,172
Balance, Number of shares outstanding, January 31, 2015				95,683,914
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Feb 23, 2015	5,339,000
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 2, 2015	5,085,439
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 3, 2015	3,156,360
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 10, 2015	5,136,461
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 12, 2015	5,910,864
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 19, 2015	5,915,538
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 20, 2015	6,200,497
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(30)	Mar 25, 2015	4,340,000
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 30, 2015	38,724,769
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 30, 2015	21,020,040
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 30, 2015	982,192

Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 30, 2015	9,783,981
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 30, 2015	8,868,173
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Mar 31, 2015	6,700,000
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(30)	Apr 10, 2015	7,170,000
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(30)	Apr 20, 2015	7,530,000
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Apr 20, 2015	7,390,000
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Apr 30, 2015	5,965,096
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(30)	Apr 30, 2015	8,176,767
Balance, Number of shares outstanding, April 30, 2015				259,079,091
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(31)	May 1, 2015	2,120,000
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(31)	May 1, 2015	4,338,710
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(31)	May 1, 2015	8,417,550
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(31)	May 11, 2015	9,500,000
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(31)	May 30, 2015	6,679,624
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(31)	May 21, 2015	4,034,904
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(32)	May 27, 2015	10,000,000
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(31)	May 27, 2015	8,988,019
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(32)	Jun 10, 2015	11,800,000
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(32)	Jun 17, 2015	12,400,000
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(32)	Jun 23, 2015	13,000,000
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(32)	Jun 26, 2015	5,022,200
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(31)	Jul 13, 2015	12,700,000
Balance, Number of shares outstanding, July 31, 2015				358,080,098
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(32)	Jul 13, 2015	12,799,812
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(33)	Sept 30, 2015	34,292,200
Common Stock Issued for Services	Shares Issued for Services	(34)	Oct 8, 2015	15,000,000
Balance, Number of shares outstanding, October 31, 2015				420,172,110

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

(32) Partial conversion of Note that had a conversion feature at 50% of market price per share. These shares were issued for the conversion of $5,000.00, $2,950.00, $3,100.00, $3,250.00 and $1,255.55 of the note.

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

(33) Partial conversion of Note that had a conversion feature at 50% of market price per share. These shares were issued for the conversion of $1,280.00 of the note.

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

(33) Partial conversion of Note that had a conversion feature at 50% of market price per share. These shares were issued for the conversion of $6,830.00 principal and $28 interest of the note.

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

(33) Issuance of common shares for services valued at $6,000.

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

The Company had the following options or warrants outstanding at October 31, 2015:

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

(1) Three options for 127,500 shares of restricted common stock at an exercise price of $0.10 per share and for a term of 5 years was awarded Geneva7, LLC in consideration for loaning the company $25,000 and renewing the note two additional times. Geneva7, LLC originally loaned the company $25,000 at 12% interest on August 29, 2011 and was awarded an option to purchase 127,500 shares of restricted common stock at an exercise price of $0.10. The term of the option is 5 years. The loan matured on April 30th 2012 and Geneva 7 agreed to renew the loan and accrue interest thru October 31, 2013 and additionally renewed the loan thru October 31, 2103 when it matured on October 31, 2013. With each additional renewal Geneva7 received an additional option to purchase 127,500 shares of restricted common stock at an exercise price of $0.10 per share and for a term of 5 years. This note was sold to a third party who converted the note into common shares at market and sold the shares.

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

Date: December 21 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith.

