Form 10-K
period 2016-01-31
MEDCAREERS GROUP, Inc.
filed 2016-06-27
CIK 1438901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016

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

Yes [ ] No [X]

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the average bid and asked prices of the common stock on January 31, 2016 (the last business day of the registrant’s most recently completed fiscal period covered by this report) was approximately $270 thousand.

Number of common shares outstanding at June 27, 2016: 525,692,734

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

Competition

While there are various online community forums and nurse portals, Nurses Lounge does not believe that there is a direct competitor designed from the ground up as a professional network for nurses and to solve many of the day-to-day communications problems nursing organizations have.  The largest competitors of Nurses Lounge bill themselves as “communities” that claim to provide news, career advice and social interaction, and include Nurse.com - owned by OnCourse Learning (purchase from Gannet in 2014) and Allnurses – a nursing forum and discussion board.  Additionally, and to a lesser extent, Nurses Lounge indirectly competes with other websites that encourage users to create connections with other colleagues and persons with similar interests such as Linkedin and Facebook, however, unlike like these websites which have very broad general appeal, Nurses Lounge focuses solely on the nursing pro and the organizations which support them.

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

  According to the Bureau of Labor Statistics’ Employment Projections 2012-2022 released in December 2013, Registered Nursing (RN) is listed among the top occupations in terms of job growth through 2022. The RN workforce is expected to grow from 2.71 million in 2012 to 3.24 million in 2022, an increase of 526,800 or 19%. The Bureau also projects the need for 525,000 replacements nurses in the workforce bringing the total number of job openings for nurses due to growth and replacements to 1.05 million by 2022.

  According .to a 2013 survey conducted by the National Council of State Boards of Nursing and The Forum of State Nursing Workforce Centers, 55% of the RN workforce is age 50 or older.

  Approximately 700 schools offer a Bachelor of Science in Nursing (BSN) and other advanced degrees such as Masters and PhD.

  Approximately 2,500 community college type schools offer a 2 year Associate Degree in Nursing (ADN).

  Approximately 6,000 hospitals are located across the U.S. where approximately 60% of all nurses are employed, according to American Association Colleges of Nursing (AACN).

  An approximate 250,000 shortage in nurses has been predicted by 2018.

Due to the above factors, the Company’s Nurses Lounge professional Network has a significant market for their services and that even with significant competition for recruitment and job placement services as described below in the risk factor entitled “WE WILL FACE SIGNIFICANT COMPETITION FROM MONSTER.COM and CAREERBUILDER, NICHE HEALTHCARE SITES SUCH AS NURSE.COM AND HEALTHECAREERS AS WELL AS JOB AGGREGATOR SITES SUCH AS INDEED.COM AND OTHER INTERNET JOB POSTING WEBSITES”. ”, there will be room in the global marketplace for website posting, recruiting and job placement services for the Company’s niche healthcare related websites.

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

We Require Additional Capital In Order To Take The Necessary Steps To Grow Our Business.

Currently, the Company does not have available funds to develop the marketing and advertising materials or fund other operating and general and administrative expenses necessary to grow its business.  The Company has decided to abandon the previously announced acquisition targets described above and focus on the Nurses Lounge business which does not require significant capital.  The Company believes that moving forward it will be able to enlist commission based sales persons to generate sales and revenue without incurring significant overhead.  The Company has used some available funds to hire independent contractors to pursue sales.  If we cannot secure additional financing, our growth and operations could be impaired by limitations on our access to capital. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it could have a material adverse impact upon our ability to conduct our business operations and pursue our expansion of Nurses Lounge.  As of the date of this report, we have only limited operations, and did not generate any significant revenues during the years ended January 31, 2016 or 2015.   In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan, which could cause any securities in the Company to be worthless.

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

We Have Historically Generated Limited Revenues And Have Generated Only Nominal Revenues For A Period Of Over Two Years.

We generated nominal revenues for the years ended January 31, 2016 and 2015 of $50,985 and $24,828 respectively. Furthermore, we anticipate our expenses increasing in the future.  We do not currently generate significant revenues.  We can make no assurances that we will be able to generate any revenues in the future, that we will have sufficient funding to support our operations and pay our expenses.  In the event we are unable to generate revenues and/or support our operations, we will be forced to curtail and/or abandon our current business plan and any investment in the Company could become worthless.

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

Our Losses Raise Doubt As To Whether We Can Continue As A Going Concern.

We had cumulative operating losses through January 31, 2016 of $8,032,780 and had a working capital deficit at January 31, 2016 of $1,994,621.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or obtain profitable operations. As such, there is substantial doubt as to our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

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

Calendar Quarter Ending	Low	High
January 31, 2016	0.0002	0.0008
October 31, 2015	0.0002	0.0011
July 31, 2015	0.0003	0.0025
April 31, 2015	0.001	0.0044

January 31, 2015	0.0015	0.007
October 31, 2014	0.005	0.022
July 31, 2014	0.01	0.04
April 31, 2014	0.01	0.0395

No cash dividends on the Company common stock have been declared or paid since the Company's inception. The Company had approximately 80 shareholders at May 18, 2016. This does not include shareholders that hold their shares in street name or with a broker.

Recent Sales of Unregistered Securities

	Consideration		Date	# Shares
Balance, Number of shares outstanding, January 31, 2015				95,683,914
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(1)	Feb 23, 2015	5,339,000
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(2)	Mar 2, 2015	5,085,439
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(3)	Mar 3, 2015	3,156,360
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(4)	Mar 10, 2015	5,136,461
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(5)	Mar 12, 2015	5,910,864
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(6)	Mar 19, 2015	5,915,538
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(7)	Mar 20, 2015	6,200,497
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(8)	Mar 25, 2015	4,340,000
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(9)	Mar 30, 2015	38,724,769
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(10)	Mar 31, 2015	6,700,000
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(11)	Apr 10, 2015	7,170,000
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(12)	Apr 20, 2015	7,530,000
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(13)	Apr 20, 2015	7,390,000
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(14)	Apr 30, 2015	5,965,096
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(15)	Apr 30, 2015	8,176,767
Balance, Number of shares outstanding, April 30, 2015				218,424,705

Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(16)	May 1, 2015	2,120,000
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(17)	May 1, 2015	4,338,710
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(18)	May 1, 2015	8,417,550
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(19)	May 11, 2015	9,500,000
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(20)	May 21, 2015	4,034,904
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(21)	May 27, 2015	10,000,000
Common stock at issued forty eight percent discount to market per note conversion agreement	Convert a portion of note payable	(22)	May 27, 2015	8,988,019
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(23)	Jun 10, 2015	11,800,000
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(24)	Jun 17, 2015	12,400,000
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(25)	Jun 23, 2015	13,000,000
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(26)	Jun 26, 2015	5,022,200
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(27)	Jul 13, 2015	12,700,000
Balance, Number of shares outstanding, July 31, 2015				320,746,088
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(28)	Jul 13, 2015	12,799,812
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(29)	Sept 30, 2015	34,292,200
Common Stock Issued for Services – Related Party	Shares Issued for Services	(30)	Oct 8, 2015	15,000,000
Common Stock Issued for Services – Related Party	Shares Issued for Services	(31)	Dec 18, 2015	72,000,000
Balance, Number of shares outstanding, January 31, 2016				454,838,100

(1) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $3,608 of the note.

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

(4) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $2,671 of the note.

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

(5) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $3,645 of the note.

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

(6) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $3,076 of the note.

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

(7) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $3,605 of the note.

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

(9) Partial conversion of Related Party Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $20,137 of the note.

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

(16) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $1,700 of the note.

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

(17) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $4,035 of the note.

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

(20) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $2,098 of the note.

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

(21) Partial conversion of Note that had a conversion feature at 50% of market price per share. These shares were issued for the conversion of $5,000 of the note.

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

(22) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $4,674 of the note.

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

(23) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $2,950 of the note.

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

(24) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $3,100 of the note.

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

(25) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $3,250 of the note.

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

(26) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $1,256 of the note.

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

(27) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $3,150 of the note.

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

(28) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $1,280 of the note.

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

(29) Partial conversion of Note that had a conversion feature at 50% of market price per share. These shares were issued for the conversion of $6,858 of the note.

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

(30) Shares issued for services to Vice President of our subsidiary, Nurses Lounge, Inc. These shares were issued with a value of $6,000.

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

(31) Shares issued for services to the President of the Company. These shares were issued with a value of $30,000.

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

Options and Warrants

The Company had the following options or warrants outstanding at January 31, 2016:

Issued To	# Options	Dated	Expire	Strike Price
Shareholder (1)	127,500	08/28/2011	08/28/2016	$0.10 per share
Shareholder (1)	127,500	04/29/2012	04/29/2017	$0.10 per share
Shareholder (3)	100,000	03/29/2013	03/29/2016	$0.10 per share
Shareholder (1)	127,500	07/31/2013	07/31/2017	$0.10 per share
Shareholder (2)	1,000,000	08/31/2012	08/31/2016	$0.12 per share
Shareholder (4)	2,000,000	01/18/2013	01/18/2018	$0.05 per share
Lender (5)	3,500,000	07/02/2014	07/01/2019	$0.10 per share

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

(2) Warrant 1,000,000 shares. The Company entered into a contract for services with Horse and Hammerhead Marketing Solutions, LLC , a management consulting firm. Based on the agreement, the consultant was issued a warrant for 1,000,000 shares of MCGI’s restricted common stock at an exercise price of $0.12 per/share with a 4-year term.

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

(4) On January 9, 2013 the company issued 2,000,000 units of its securities in a private placement to an accredited investor. The price of these Units was $0.10 per unit. Each Unit consists of 1 share of restricted common stock valued at $0.10 per share for a total of 2,000,000 shares and one 5 year Warrant. Each Series B Warrant entitles the holder to purchase one share of common stock at an exercise price of $0.05 per share and subject to adjustments due to recapitalization or reclassification of common stock.

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

(5) Option for 3,500,000 common shares granted to a lender as part of the loan transaction. The options have a strike price of $0.10 per share and expire on July 1, 2019.

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

The following table provides information as of January 31, 2016 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding those in first column)
Equity compensation plans approved by the security holders	-	$-	-
Equity compensation plans not approved by the security holders	-	-	-
Total	-	$-	-

Certain options outstanding to consultants or shareholders are detailed in the prior section “Recent sales of Unregistered Securities”.

Item 6.                Selected Financial Data

Not applicable.

Item 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Activity

At the end of our fiscal year end and through our first quarter of FY 2017 we have concentrated our efforts into re-launching the employer area of our network into a talent acquisition platform for hiring nurses.

One of the goals is to have upward of 10,000 paid nursing jobs posted on our job board from healthcare systems across the country. By achieving this goal we will be one of the largest nursing job sites for direct hire employers such as hospitals as opposed to travel firms. As of April 30, 2016 we had reached 25% of our goal with 2,500 jobs posted or under contract to be posted. We believe the 10,000 jobs will be achieved with between 60 and 100 health systems under contract.

Management is still looking to add approximately 5 commission business partners to represent us in 5 of our 7 regions. These representatives will be responsible for revenue generation and membership growth in their assigned markets.

Additionally we have had some unsolicited sales from organizations wanting to purchase targeted email campaigns since year-end. The sales ranged between $1,000 and $2,500. We believe as our membership grows there will be a tremendous sales opportunity for these transactions. As we do not sale our member lists, this transactions consist of our sending a clients email to a targeted group of nurses defined by the client through our own email service.

Our financial statements contain information expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we satisfy our liabilities and commitments in the ordinary course of business.

Results of Operations For the Year Ended January 31, 2016 compared to the year ended January 31, 2015

We had revenue of $50,985 for the year ended January 31, 2016, compared to $24,828 for the year ended January 31, 2015. We had total cost of revenues of $12,973 and total gross profit of $38,012 for the year ended January 31, 2016, compared to cost of revenues of $24,186 and total gross profit of $642 for the year ended January 31, 2015.

We had total operating expenses of $354,887 for the year ended January 31, 2016, consisting of $48,523 of selling and marketing expenses and $293,391 of general and administrative expenses, which included $36,000 of common stock issued for services. For the year ended January 31, 2015, we had total operating expenses of $580,375, consisting of $115,353 of selling and marketing expenses and $440,836 of general and administrative expenses, which included $35,000 of stock option expense (non-cash).

We had total other expenses of $1,005,518 for the year ended January 31, 2016, consisting of interest expense of $175,904, loss on derivatives of $633,185, amortization of debt discount of $194,711and amortization of deferred financing costs of $1,718.

We had total other expenses of $186,577 for the year ended January 31, 2015, consisting of interest expense of $111,835, gain on derivatives of $184,717 and amortization of debt discount of $259,460.

We had a net loss of $1,309,420 for the year ended January 31, 2016, compared to a net loss of $742,124 for the year ended January 31, 2015, an increase in net loss of $567,296 from the prior period, due to mainly to an increase in derivative losses for the period.

Liquidity and Capital Resources

As of January 31, 2016, the Company had total current assets of $1,078, consisting mainly of accounts receivable. We had total liabilities of $1,995,699, made up of accounts payable of $48,226, accrued expenses of $39,590, accrued interest payable of $290,682, derivative liabilities of $745,129 and $872,072 of short term debt, net of debt discounts of $(104,900) and deferred financing costs of $8,240 in connection with working capital loans.

We had negative working capital of $1,994,621 as of January 31, 2016.

Net cash used in operations for the year ended January 31, 2016 was $306,887 compared to $527,621 for the year ended January 31, 2015.

Cash provided by financing activities for the year ended January 31, 2016 was $257,006 compared to $570,203 for the year ended January 31, 2015. This is primarily due to an decrease in the proceeds from notes payable.

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

Item 8.                   Financial Statements and Supplementary Data

Incorporated into and forming an integral part of this Annual Report on Form 10-K are the audited financial statements for the Company for the years ended January 31, 2016 and 2015. The financial statements included in this Annual Report on Form 10-K have been audited by MaloneBailey LLP, independent registered public accountants, as set forth in their report. The financial statements have been included in reliance upon the authority of them as experts in accounting and auditing.

Table of Contents of Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 31, 2016 and 2015

Consolidated Statements of Operations for the Years Ended January 31, 2016 and 2015

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended January 31, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended January 31, 2016 and 2015

Notes to the Consolidated Financial Statements for the Years Ended January 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of

MedCareers Group, Inc.

Coppell, Texas

We have audited the accompanying consolidated balance sheets of MedCareers Group, Inc. and its subsidiary (the "Company") as of January 31, 2016 and 2015, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2016 and 2015, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring loss from operations and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP

MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

June 27, 2016

MEDCAREERS GROUP, INC.

Consolidated Balance Sheets

January 31, 2016 and 2015

	2016	2015
Assets
Current Assets
Cash and Cash Equivalents	$—	$49,881
Accounts Receivable	995
Other Current Assets	83	—
Total Current Assets	1,078	49,881

Total Assets	$1,078	$49,881

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$48,226	$26,754
Accrued Expenses	39,590	16,897
Accrued Interest Payable	290,682	216,994
Deferred Revenue	—	11,000
Derivative Liabilities	745,129	363,523
Short Term Debt, net of Debt Discount of $104,900 and $92,980	799,572	921,419
Short Term Debt – Related Party, net of Debt Discount of $0 and $0	72,500	65,826
Total Current Liabilities	1,995,699	1,622,413

Total Liabilities	1,995,699	1,622,413

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 20,000,100 shares authorized	330	—
Series A Preferred Stock, $0.001 par value, 500,000 authorized, 330,000 and 0 shares outstanding
Series B Preferred Stock, $0.001 par value, 1,000 authorized, 1,000 and 0 shares outstanding
Common Stock, $0.001 par value,4,000,000,000 shares authorized,
454,838,100 and 95,683,914 shares issued and outstanding	454,838	95,684

Additional Paid In Capital	5,582,991	5,055,144
Accumulated Deficit	(8,032,780)	(6,723,360)
Total Stockholders’ Deficit	(1,994,621)	(1,572,532)

Total Liabilities and Stockholders’ Deficit	$1,078	$49,881

The Accompanying Notes are an Integral Part of these consolidated Financial Statements.

MEDCAREERS GROUP, INC. Consolidated Statement of Operations For the Years Ended January 31, 2016 and 2015

	2016	2015
Revenue	$50,985	$24,828

Operating Expenses:
Cost of Revenues	12,973	24,186
Selling and Advertising Expenses	48,523	115,353
General and Administrative	293,391	440,836
Total Operating Expenses	354,887	580,375

Net Operating Income (Loss)	(303,902)	(555,547)

Other (Expense)
Amortization of Debt Discount	(194,711)	(259,460)
Amortization of Deferred Financing Costs	(1,718)	–
Gain (Loss) on Derivatives	(633,185)	184,717
Interest Expense	(175,904)	(111,834)
Total Other (Expense)	(1,005,518)	(186,577)

Net Income (Loss)	$(1,309,420)	$(742,124)

Weighted Average Shares Outstanding	290,150,304	73,479,555
Income (Loss) for Common Shareholders	$(0.00)	$(0.01)

The Accompanying Notes are an Integral Part of these consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Years Ended January 31, 2016 and 2015

						Retained
	Preferred Stock		Common Stock		Paid-In	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Totals

Stockholders’ Deficit
At January 31, 2014	—	—	65,715,368	$65,715	$4,817,179	$(5,981,236)	$(1,098,342)

Conversion of:
Notes Payable to Common Stock			23,246,671	23,247	59,207		82,454
Accrued Expenses to Common Stock			6,721,875	6,722	321,386		328,108
Stock Option Expense					35,000		35,000
Derivative Liabilities					(352,840)		(352,840)
APIC Write-Off Due to Debt Conversion					175,212		175,212
Net Loss						(742,124)	(742,124)

Stockholders' Deficit
at January 31, 2015	—	—	95,683,914	$95,684	$5,055,144	$(6,723,360)	$(1,572,532)

Issuance of Common Stock:
For Services			87,000,000	87,000	(51,000)		36,000
Sale of Preferred Stock
For Cash	50,000	50			49,950		50,000
Conversion of:
Notes Payable to Preferred
Stock	280,000	280			289,823		290,103
Notes Payable to Common
Stock – Related Party			38,724,769	38,725	(18,588)		20,137
Notes Payable to Common Stock			233,429,417	233,429	(132,193)		101,236
Derivative Liability					389,855		389,855

Net Loss						(1,309,420)	(1,309,420)

Stockholders' Deficit
at January 31, 2016	330,000	330	454,838,100	$454,838	$5,582,991	$(8,032,780)	$(1,994,621)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC. Consolidated Statement of Cash Flows For the Years Ended January 31, 2016 and 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,309,420)	$(742,124)
Adjustments to reconcile net loss to cash used by operating activities:
Issuance of Common Stock for Services	36,000	—
Stock Option Expense	—	35,000
(Gain) Loss on change of derivative Liabilities	587,826	(184,717)
Amortization of Debt Discount	194,711	259,460
Amortization of Deferred Financing Costs	1,718	—
Loss on Debt Extinguishment	45,359	—
Change in Operating Assets and Liabilities:
(Increase) in Accounts Receivable	(995)	400
(Increase) in Other Current Assets	(83)	—
(Decrease) Increase in Accounts Payable	21,472	(34,387)
Increase in Accrued Expenses – Related Party	—	80,000
Increase in Interest Payable	104,832	44,849
Increase in Deferred Revenue	(11,000)	11,000
Increase in Accrued Expenses	22,693	2,898
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(306,887)	(527,621)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Preferred Stock	50,000	—
Proceeds from Notes Payable – Related Party	5,000	—
Proceeds from Notes Payable	229,006	613,500
Payments on Notes Payable	(27,000)	(43,297)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	257,006	570,203

NET INCREASE (DECREASE) IN CASH	(49,881)	42,582

CASH AT BEGINNING OF PERIOD	49,881	7,299
CASH AT END OF PERIOD	$—	$49,881

Non-Cash Financing Items:
Discount Related to Convertible Debt	$185,458	$370,614
Issuance of Common Shares for Debt conversion	$121,373	$410,562
Initial recognition of tainted derivative instrument	—	$352,840
Write off of APIC from debt conversion	$389,855	$175,212
Preferred Shares Issued for Debt Conversion	$290,103
Cash Paid for Interest	$—	$5,500
Income Taxes	$—	$—

The Accompanying Notes are an Integral Part of these consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Notes to Financial Statements

January 31, 2016 and 2015

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

Fair Value of Financial Instruments:

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of January 31, 2015.  The Company’s financial instruments consist of cash, accounts payable, advances and notes payable.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

As of January 31, 2016 and 2015, the Company’s derivative liabilities were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. See Note 8.

Policy on Related Party Transactions:

The company has a formal, written policy that includes procedures intended to ensure compliance with the related party provisions in common practice for public companies. For purposes of the policy, a “related party transaction” is a transaction in which the Company or any one of its subsidiaries participates and in which a related party (including all of Medcareer’s directors and executive officers) has a direct or indirect material interest, other than ordinary course, arms-length transactions of less than 1% of the revenue of the counterparty. Any transaction exceeding the 1% threshold, and any transaction involving consulting, financial advisory, legal or accounting services that could impair a director’s independence, must be approved by the CEO. Any related party transaction in which an executive officer or a Director has a personal interest, or which could present a possible conflict under the Guide to Ethical Conduct, must be approved by Board of Directors, following appropriate disclosure of all material aspects of the transaction.

Derivative Liability:

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

Stock-Based Compensation:

The Company accounts for stock options at fair value as prescribed in ASC 718. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

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

The Company had 6,982,500 options and warrants outstanding at January 31, 2016 which were potentially dilutive common stock equivalents but would be antidilutive and are not included, therefore basic earnings per share equals diluted earnings per share for the year ended January 31, 2016.  As the Company incurred a net loss during the year ended January 31, 2016, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

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

Revenue from Contracts with Customers:    In May 2014, ASC 606 was issued related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The standard will be effective for the Company's fiscal year beginning January 1, 2017, including interim reporting periods within that year. The new guidance is not expected to have an impact on the Company's consolidated financial statements.

NOTE 2 - NOTES PAYABLE

The components of the Company’s debt as of January 31, 2016 and 2015 were as follows:

The components of the Company’s debt as of January 31, 2016 and 2015 were as follows:

	Jan 2016	Jan 2015
Note Payable - $100,000, 12% interest payable monthly or accrued, due Nov 4, 2013	$ 100,000	$ 100,000
Note Payable - $16,000, 12% interest added to note quarterly, due January 31, 2014	16,000	16,000
Note Payable - $45,000, 12% interest added to note quarterly, due Nov 5, 2013	45,000	45,000
Note Payable - $5,000, 12% interest added to note quarterly, due Nov 5, 2013	5,000	5,000
Note Payable - $40,000, 12% interest added to note quarterly, due April 28, 2013	18,000	20,000
Note Payable - $490,150, 12% interest payable monthly or accrued, due Oct 29, 2013	479,150	490,150
Note Payable - $4,000, 12% interest added to note quarterly, due April 30, 2013	4,000	4,000
Note Payable - $25,000, 12% interest added to note quarterly, due April 30, 2013	25,000	25,000

Note Payable - $50,000, 8% interest payable accrued until maturity, due Jan 27, 2016	-	50,000
Note Payable - $5,000, 12% interest added to note quarterly, due Nov 5, 2013	30,000	30,000
Note Payable - $42,500, 8% interest payable accrued until maturity, due Nov 20, 2014	-	42,500
Note Payable - $32,500, 8% interest payable accrued until maturity, due Jan 22, 2015	-	22,920
Note Payable - $32,500, 8% interest payable accrued until maturity, due June 2, 2015	-	32,500
Note Payable - $33,000, 8% interest payable accrued until maturity, due Nov 23, 2014	-	8,703
Note Payable - $32,000, 8% interest payable accrued until maturity, due Nov 1, 2014	-	25,126
Note Payable - $75,000, 8% interest payable accrued until maturity, due July 1, 2015	-	72,500
Note Payable - $25,000, 8% interest payable accrued to maturity, due Sept 24, 2016	-	25,000
Note Payable - $5,000, 8% interest payable accrued to maturity, due Nov 25, 2015	5,000	-
Note Payable - $57,958, 8% interest payable accrued to maturity, due Sept 10, 2017	57,958	-
Note Payable - $57,958, 8% interest payable accrued to maturity, due Sept 10, 2017	259
Note Payable - $23,863, 8% interest payable accrued to maturity, due Sept 10, 2017	23,863	-
Note Payable - $12,355 8% interest payable accrued to maturity, due Sept 10, 2017	12,355	-
Note Payable - $34,280, 8% interest payable accrued to maturity, due Sept 10, 2017	27,450	-
Note Payable - $38,677, 8% interest payable accrued to maturity, due Sept 10, 2017	38,677	-
Note Payable - $25,000, 8% interest payable accrued to maturity, due Dec 7, 2017	25,000	-
Deferred Financing Costs	(8,240)	-
Debt Discount	(104,900)	(92,980)
Subtotal	799,572	921,419
Related Party Debt
Note Payable - $19,500, 8% interest payable accrued until maturity, due Jan 2, 2015	-	19,500

Note Payable - $5,500, 8% interest payable accrued until maturity, due July 8, 2015	5,500	5,500
Note Payable - $4,500, 8% interest payable accrued to maturity, due May 5, 2015	4,500	4,500
Note Payable - $24,297, 8% interest payable accrued to maturity, due May 14, 2015	23,297	23,297
Note Payable - $7,703, 8% interest payable accrued to maturity, due May 19, 2015	7,703	7,703
Note Payable - $26,500, 8% interest payable accrued to maturity, due June 12, 2015	26,500	26,500
Note Payable - $5,000, 8% interest payable accrued until maturity, due July 19, 2016	5,000	0
Debt Discount – Related Party	-	(21,174)
Subtotal – Related Party Debt	72,500	65,826
Total	$872,072	$987,245

The Company had accrued interest payable of $290,682 and $216,994 interest on the notes at January 31, 2016 and 2015, respectively.

The Company has entered in to various promissory notes with lenders during the years ended January 31, 2016 and 2015 bearing interest at between 8% and 12% rate per annum, unsecured, payable on demand and convertible into the Company’s common stock. The conversion price ranges from 52% to 50% of the average of the three lowest closing bid prices of the common stock during the 10 or 25 trading days prior to conversion.

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

During the year ended January 31, 2016, the Company converted a total of $101,236 of the convertible notes plus accrued interest into 233,429,417 common shares, and the Company also converted related party notes and accrued interest of 20,137 into 38,724,769 common shares. As of January 31, 2016, $194,711 of the discount had been amortized to interest expense.

A summary of the debt in total is as follows:

	2016	2015
Convertible debt – fixed conversion rate	$692,150	$748,853
Convertible debt – variable conversion rates, net of debt discount	82,422	127,566
Convertible debt – variable conversion rates, Related Party, net of debt discount	72,500	65,826
Non-Convertible debt	25,000	45,000
Net	$872,072	987,245

The Company has $692,150 and $748,853 of debt that is convertible at ranges from $0.06 to $1.00 per share and accrues interest between 8% and 12% at January 31, 2016 and 2015 respectively..

The Company has $25,000 and $45,000 of debt which has no conversion feature at January 31, 2016 and 2015 respectively

The Company has $82,422 and $127,566 of debt (net of debt discount) with variable conversion price ranges from 52% to 50% of the average of the three lowest closing bid prices of the common stock during the 10 or 25 trading days prior to conversion as of January 31, 2016 and 2015 respectively.

The company has $72,500 and $65,826 of related party convertible debt at January 31. 2016 and 2015 respectively.

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

NOTE 3 - STOCKHOLDERS’ DEFICIT

Preferred Stock:

The Company is authorized to issue 20,001,000 shares of Preferred Stock, having a par value of $0.001 per share, of which 500,000 are designated as Series A and 1,000 are designated as Series B.

Series A - There were 330,000 and 0 Series A preferred shares outstanding at January 31, 2016 and 2015, respectively.

Series B - There were 1,000 and 0 Series B preferred shares outstanding at January 31, 2016 and 2015, respectively.

Series A Preferred Stock

SECTION 1. DESIGNATION OF SERIES; RANK. The series of preferred stock established hereby shall be designated "Series A Convertible Preferred Stock" (and shall be referred to herein as the "Series A Preferred Shares"). The Series A Preferred Shares shall rank senior to the Corporation's Common Stock. The Series A Preferred Shares shall, with respect to rights upon the occurrence of a Liquidation Event (as defined in Section 6 below), rank senior to the Corporation's Common Stock. The authorized number of Series A Preferred Shares shalt be five hundred thousand (500,000). The number of Series A Preferred Shares may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series A Preferred Shares to less than the number of shares then issued and outstanding.

SECTION 2. DIVIDENDS. The holders of the Series A Preferred Shares shall not be entitled to receive a dividend, As long as any Series A Preferred Shares remain outstanding, no dividends shall be declared on any Junior Stock without the consent in writing of holders of at least a majority of the Series A Preferred Shares then outstanding.

SECTION 3. LIQUIDATION RIGHT PREFERENCE. In the event of the liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary (a "Liquidation Event"), the holders of Series A Preferred Shares shall be entitled to receive in cash, out of the assets of the Corporation available for distribution to stockholders, an amount per share for each outstanding Series Preferred Share equal to $3.00 (the "Liquidation Value") after any payments shall be made or any assets shall be distributed to the holders of Senior Stock, but before any payments shall be made or any assets shall be distributed to the holders of the Corporation's Common Stock or any Junior Stock. As long as any Series A Preferred Shares remain outstanding, no amounts shall be paid upon Liquidation Event to any Junior Stock without the consent in writing of holders of at least a majority of the Series A Preferred Shares then outstanding. lf, upon any Liquidation Event, the assets of the Corporation are insufficient to pay the Liquidation Value to which the holders of such Series A Preferred Shares are entitled, the holders of such Series A Preferred Shares shall share pro rata in any such distribution in proportion to the full amounts to which they would otherwise be respectively entitled. Neither the merger or consolidation of the Corporation into or with any other corporation nor the merger or consolidation of any other corporation into or with the Corporation nor the sale, lease, exchange or other disposition (for cash, shares of stock, securities or other consideration) of all or substantially all the assets of the Corporation shall be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary, of the Corporation.

SECTION 4. VOTING RIGHTS. The holders of Series A Preferred Shares shall have voting rights as if their Series A Preferred Stock were converted on the record date of any vote.

SECTION 5. CONVERSION. The holders of Series A Preferred Shares shall have conversion rights and obligations as follows:

Conversion into Common Shares. The Series A Preferred Shares have a forced conversion feature at the option of the Company after the following have been completed:

a.	Repurchase or extinguishment of all 'toxic debt' which notes have conversion features tied to the market price of the stock.
b.	All other significant dilutive provisions of the common stock have taken place so that there are no other dilutive provisions for common stock of the Company other than those that might be ordinary and customary and in the ordinary course of business. For example — including but not limited to, stock options for salespersons and employees; or
c.	upon the total recapitalization of the Company, whereby all shareholders will be treated equally.

All Conversion Shares will, upon, issuance, be duly issued, fully paid and non-assessable and free from all taxes, liens, and charges with respect to the issuance thereof.

SECTION 6. NOTICES OF RECORD DATE. In the event that the Corporation shall propose at any time to merge or consolidate with or into any other entity, or sell all or substantially all its property or business, or to liquidate, dissolve or wind up, then, in connection with each such event, the Corporation Shall send to the holders of the Series A Preferred Shares reasonable prior written notice by rust class mail, postage prepaid, addressed to the holders of Series A Preferred Shares at the address for each such holder as shown on the books of the Corporation. Any such proposed action shall at all times be subject to the rights, preferences and privileges of the Series A Preferred Shares.

SECTION 7. RESERVATION OF COMMON STOCK. The Corporation shall, at all times when the Series A Preferred Shares shall be outstanding, reserve and keep available out of its authorized but unissued stock, for the purpose of effecting the conversion of the Series A Preferred Shares, such number of its duly authorized shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding Series A Preferred Shares

SECTION 8. CANCELLATION OF PREFERRED SHARES. All Series A Preferred Shares surrendered for conversion shall no longer be deemed to be outstanding and all rights with respect to such shares, including the rights, if any, to receive notices, shall forthwith cease and terminate except only the right of the holders thereof to receive Conversion Shares and the Warrants, if applicable, in exchange therefore. Any Series A Preferred Shares so converted shall be retired and canceled and shall not be reissued by the Corporation; provided however, that each such share, after being retired and canceled, shall be restored to the status of an authorized but unissued share of preferred stock without designation as to Series and may thereafter be issued as a share of preferred stock not designated as Series A Preferred Shares; andthe Corporation may from time to time take such appropriate action as may be necessary to reduce the authorized Series A Preferred Shares accordingly.

SECTION 9. NO IMPAIRMENT. The Corporation will not, by amendment of its Certificate of Incorporation or this Certificate of Designation or through any reorganization, transfer of assets, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to he observed or performed hereunder by the Corporation but will at all 'times in good faith assist in the carrying out of all the provisions of this Certificate of Designation and in the taking of all such action as may be necessary or appropriate in order to protect against impairment of the rights described herein to of the holders of the Series A Preferred Shares.

SECTION 10. LOSS, THEFT. DESTRUCTION. Upon receipt of evidence satisfactory to the Corporation of the loss, theft, destruction or mutilation of certificates representing Series A Preferred Shares and, in the case of any such loss, theft or destruction, upon receipt of indemnity or security reasonably satisfactory to the Corporation, or, in the case of any such mutilation, upon surrender and cancellation of the Series A Preferred Shares, the Corporation shall make, issue end deliver, in lieu of such lost, stolen, destroyed or mutilated certificates representing Series A Preferred Shares, new certificates representing Series .B Preferred Shares of like tenor.,

Series B Preferred Stock

SECTION 1. DESIGNATION OF SERIES; RANK. The shares of such series of Series B Preferred Stock shall be designated as the "Series B Preferred Stock" and the number of shares initially constituting such series shall be One Thousand (1,000) shares.

SECTION 2. DIVIDENDS. The Holder(s) of the Series B Preferred Stock shall not be entitled to receive dividends paid on the Company's common stock ("Common Stock"). "Holder" shall mean the person or entity in which the Series B Preferred Stock is registered on the books of the Company.

SECTION 3. LIQUIDATION PREFERENCE. The Holder(s) of the Series B Preferred Stock shall not be entitled to any liquidation preference.

SECTION 4. VOTING.

4.1 Voting Rights. The Holders of the Series B Preferred Stock will have the voting rights as described in this Section 4 or as required by law. For so long as any shares of the Series B Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote on all shareholder matters (including, but not limited to at every meeting of the stockholders of the Company and upon any action taken by stockholders of the Company with or without a meeting) equal to fifty-one percent (51%) of the total vote. For example, if there are 10,000 shares of the Company's common stock issued and outstanding at the time of a shareholder vote, the Holders of the Series B Preferred Stock, voting separately as a class, will have the right to vote an aggregate of 10,400 shares, out of a total number of 20,400 shares voting. For the sake of clarity and in an abundance of caution, the total voting shares outstanding at the time of any and all shareholder votes (i.e., the total shares eligible to vote on any and all shareholder matters) shall be deemed to include (a) the total Common Stock shares outstanding; (b) the voting rights applicable to any outstanding shares of preferred stock, other than the Series B Preferred Stock, if any; and (c) the voting rights attributable to the Series B Preferred Stock, as described herein, whether such Series B Preferred Stock shares are voted or not.

4.2 Amendments to Articles of Incorporation and Bylaws. So long as the Series B Preferred Stock is outstanding, the Company shall not, without the affirmative vote of the Holders of at least 66-2/3% of all outstanding shares of Series B Preferred Stock, voting separately as a class (i) amend, alter or repeal any provision of the Articles of Incorporation or the Bylaws of the Company so as to adversely affect the designations, preferences, limitations and relative rights of the Series B Preferred Stock, (ii) effect any reclassification of the Series B Preferred Stock, or (iii) designate any additional series of preferred stock, the designation of which adversely effects the rights, privileges, preferences or limitations of the Series B Preferred Stock set forth herein.

4.3 Amendment of Rights of Series B Preferred Stock. The Company shall not, without the affirmative vote of the Holders of at least 66-2/3% of all outstanding shares of the Series B Preferred Stock, amend, alter or repeal any provision of this Certificate of Designation, PROVIDED, HOWEVER, that the Company may, by any means authorized by law and without any vote of the Holders of shares of the Series B Preferred Stock, make technical, corrective, administrative or similar changes in this Certificate of Designation that do not, individually or in the aggregate, adversely affect the rights or preferences of the Holders of shares of the Series B Preferred Stock.

SECTION 5. CONVERSION RIGHTS. The shares of the Series B Preferred Stock shall have no conversion rights. SECTION 6. RESERVED.

SECTION 7. NOTICES. Any notice required hereby to be given to the Holders of shares of the Series B Preferred Stock shall be deemed given if deposited in the United States mail, postage prepaid, and addressed to each Holder of record at his, her or its address appearing on the books of the Company.

SECTION 8. PROTECTIVE PROVISIONS. Subject to the rights of series of Series B Preferred Stock which may from time to time come into existence, so long as any shares of Series B Preferred Stock are outstanding, this Company shall not without first obtaining the approval (by written consent, as provided by law) of the Holders of a majority of the then outstanding shares of Series B Preferred Stock, voting together as a class:

(a)                 Increase or decrease the total number of authorized or designated shares of Series B Preferred Stock;

(b)                 Effect an exchange, reclassification, or cancellation of all or a part of the Series B Preferred Stock;

(c)                 Effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series B Preferred Stock; or

(d)                 Alter or change the rights, preferences or privileges of the shares of Series B Preferred Stock so as to affect adversely the shares of such series, including the rights set forth in this Certificate of Designations.

PROVIDED, HOWEVER, that the Company may, by any means authorized by law and without any vote of the Holders of shares of the Series B Preferred Stock, make technical, corrective, administrative or similar changes in this Certificate of Designation that do not, individually or in the aggregate, adversely affect the rights or preferences of the Holders of shares of the Series B Preferred Stock.

SECTION 9. NO OTHER RIGHTS OR PRIVILEGES. Except as specifically set forth herein, the Holders of the Series B Preferred Stock shall have no other rights, privileges or preferences with respect to the Series B Preferred Stock.

SECTION 10. MISCELLANEOUS.

(a)                 The headings of the various sections and subsections of this Certificate of Designation are for convenience of reference only and shall not affect the interpretation of any of the provisions of this Certificate of Designation.

(b)                 Whenever possible, each provision of this Certificate of Designation shall be interpreted in a manner as to be effective and valid under applicable law and public policy. If any provision set forth herein is held to be invalid, unlawful or incapable of being enforced by reason of any rule of law or public policy, such provision shall be ineffective only to the extent of such prohibition or invalidity, without invalidating or otherwise adversely affecting the remaining provisions of this Certificate of Designation. No provision herein set forth shall be deemed dependent upon any other provision unless so expressed herein. If a court of competent jurisdiction should determine that a provision of this Certificate of Designation would be valid or enforceable if a period of time were extended or shortened, then such court may make such change as shall be necessary to render the provision in question effective and valid under applicable law.

(c)                 Except as may otherwise be required by law, the shares of the Series B Preferred Stock shall not have any powers, designations, preferences or other special rights, other than those specifically set forth in this Certificate of Designation.

The Company sold 50,000 shares of Series A Preferred Stock for $50,000 cash.

The Company issued 280,000 shares of Series A Preferred Stock for conversion of debt of $290,103.

Common Stock:

The Company is authorized to issue 4,000,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  At January 31, 2016 and 2015, there were 454,838,100 and 95,683,914 shares outstanding, respectively.  No dividends were paid in the years ended January 31, 2016 or 2015.

The Company issued the following shares of common stock in the year ended January 31, 2015:
Conversion of Accrued Expenses to Common Stock	6,721,875
Conversion of Notes Payable to Common Stock	23,246,671
The company issued 29,968,546 shares of common stock for the conversion of Notes payable and accrued interest in the amount of $410,562.

The Company issued the following shares of common stock in the year ended January 31, 2016:
Issuance of Common Shares to Related Parties for Services with a market value of $34,800	87,000,000
Conversion of Notes Payable to Common Stock	233,429,417
Conversion of Notes Payable to Common Stock – Related Party	38,724,769

The company issued 233,429,417 shares of common stock for the conversion of Notes payable and accrued interest in the amount of $101,236.

The company issued 38,724,769 shares of common stock for the conversion of related party notes payable and accrued interest in the amount of $20,137.

Options and Warrants:

The Company recorded option and warrant expense of $0 and $35,000 in the years ended January 31, 2016 and 2015, respectively.

The Company had the following options or warrants outstanding at January 31, 2016:

Issued To	# Options	Dated	Expire	Strike Price
Shareholder	127,500	08/28/2011	08/28/2016	$0.10 per share
Shareholder	127,500	04/29/2012	04/29/2017	$0.10 per share
Shareholder	100,000	03/29/2013	03/29/2016	$0.10 per share
Shareholder	127,500	07/31/2013	07/31/2017	$0.10 per share
Shareholder	1,000,000	08/31/2012	08/31/2016	$0.12 per share
Shareholder	2,000,000	01/18/2013	01/18/2018	$0.05 per share
Lender	3,500,000	07/02/2015	07/01/2019	$0.10 per share

	Options	Weighted Average	Warrants	Weighted Average
		Exercise		Exercise
		Price		Price
Outstanding at January 31, 2013	6,000,000	$0.25	3,482,500	$0.08
Year ended January 31, 2015:
Granted	2,000,000	0.25	3,500,000	0.10
Exercised	0	—	0	—
Forfeited and canceled	0		0
Outstanding at January 31, 2015	8,000,000	$0.25	6,982,500	$0.09
Granted	0
Exercised	0	—	—	—

Forfeited and canceled	8,000,000
Outstanding at January 31, 2016	0	$—	6,982,500	$0.13

Summary of options outstanding and exercisable as of January 31, 2015 is as follows:

Range of Exercise	Weighted Average	Number of Options	Number of Options
Prices	Remaining Contractual	Outstanding	Exercisable
Life (years)
$0.25	0.625	6,000,000	6,000,000
$0.25	0.625	2,000,000	2,000,000
$0.25	0.625	8,000,000	8,000,000

Summary of warrants outstanding and exercisable as of January 31, 2015 is as follows:

Range of Exercise	Weighted Average	Number of Warrants	Number of Warrants
Prices	Remaining Contractual	Outstanding	Exercisable
Life (years)
$ 0.05 to $ 0.12	3.11	6,982,500	6,982,500
0
$ 0.05 to $ 0.12	3.11	6,982,500	6,982,500

Summary of options outstanding and exercisable as of January 31, 2016 is as follows:

Range of Exercise	Weighted Average	Number of Options	Number of Options
Prices	Remaining Contractual	Outstanding	Exercisable
Life (years)
$0.00	0.00	0	0
$0.00	0.00	0	0

Summary of warrants outstanding and exercisable as of January 31, 2016 is as follows:

Range of Exercise	Weighted Average	Number of Warrants	Number of Warrants
Prices	Remaining Contractual	Outstanding	Exercisable
Life (years)
$ 0.05 to $ 0.12	2.11	6,982,500	6,982,500

$ 0.05 to $ 0.12	2.11	6,982,500	6,982,500

NOTE 4 – EMPLOYEE BENEFIT PLANS

During the years ended January 31, 2016 and 2015, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

As of January 31, 2016 and 2015 the Company had $0 and $0 of related party accrued expenses related to accrued compensation for two employees.

NOTE 5 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

MedCareers Group, Inc. has incurred losses since inception.  Therefore, MedCareers has no federal tax liability.  Additionally there are limitations imposed by certain transactions which are deemed to be ownership changes.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward is about $8,032,780 and $6,723,360 at January 31, 2016 and 2015 respectively of which $4,792,389 and $4,244,253 is available for carryforward for federal income tax purposes respectively and will expire in fiscal years 2026 to 2031.  At January 31, 2016 and 2015, the deferred tax asset consisted of the following:

	2016	2015
Deferred tax asset:
Net operating loss	$1,629,412	$1,433,046
Less valuation allowance	(1,629,412)	(1,433,046)
Net deferred tax asset	$—	$—

NOTE 6 – COMMITMENTS AND CONTINGENCIES

There is pending litigation initiated by the Company around the validity of a $100,000 note which the Company signed based upon representations of funding from the maker which were never received. The Company is initiated litigation to dispute the note and the 10,151, 540 shares that have been issued.

NOTE 7 - GOING CONCERN AND FINANCIAL POSITION

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through January 31, 2016 of $8,032,780 and has a working capital deficit at January 31, 2016 of $(1,994,621).

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

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of January 31, 2016 and January 31, 2015, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs.

Fair Value Measurement at January 31, 2016 Using:

	January 31, 2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
None	—	—	—	—
Totals	$—	$—	$—	$—

Liabilities:
Derivative Liabilities	$745,129	—	—	745,129
Totals	$745,129	$—	$—	$745,129

Fair Value Measurement at January 31, 2015:
Assets:
None	—	—	—	—
Totals	$—	$—	$—	$—

Liabilities:
Derivative Liabilities	363,523	—	—	$363,523
Totals	363,523	—	—	$363,523

Derivative Liability:

As of January 31, 2016 and January 31, 2015 the company had $745,129 and $363,523 recorded as derivative liabilities. During the years ended January 31, 2016 and 2015 the company recorded $633,185 in loss and $184,717 in gain from the change in the fair value of derivative liabilities.

The derivative liabilities are valued as a level 3 input for valuing financial instruments.

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices. As the price of the common stock varies it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date.

The fair value of the derivative liability is determined using the Black-Scholes option-pricing model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. In our calculation at Janaury 31, 2016, volatility ranged from 385% to 437%, the term ranged from 0.49 to 0.64 years, and the risk free interest rate was 6%.

Level 3
Derivatives
Balance, January 31, 2014	$0
Derivative Liabilities due to Convertible Debt	$932,431
Derivative Liabilities write off due to debt repayment	$(39,715)
Reclassification of Derivative Liabilities to Additional Paid in Capital
Due to Conversion of Notes Payable	$(175,212)
Market to Market adjustment of Derivatives	$(366,427)
Derivative Liabilities due to Tainted Warrants	$12,446
Balance, January 31, 2015	$363,523
Derivative Liabilities due to New Convertible Debt	$1,059,944
Derivative Liabilities write off due to debt repayment	$(190,433)
Reclassification of Derivative Liabilities to Additional Paid in Capital
Due to Conversion of Notes Payable	$(389,855)
Market to Market adjustment of Derivatives	$(98,050)
Ending Balance, January 31, 2016	$745,129

NOTE 9 – RELATED PARTY TRANSACTIONS

The company issued 38,724,769 shares of common stock for the conversion of related party notes payable and accrued interest in the amount of $20,137

During the year ended January 31, 2016, the Company issued 15,000,000 shares for services to the Vice-President of the subsidiary of the Company. These shares had a market value of $6,000.

During the year ended January 31, 2016, the Company issued 72,000,000 shares for services to the President of the Company. These shares had a market value of $28,800.

The Company maintains its executive offices of approximately 300 sq. ft., at 758 E. Bethel School Road, Coppell, Texas 75019 in the home of the President and CEO for which it pays no rent. The Company plans to lease office space when their operations require it and funding permits.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to year end, the Company borrowed $105,000 on a Convertible Notes:

Note Payable - $25,000, 8% interest payable accrued until maturity, due Feb 3, 2017	$25,000
Note Payable - $30,000, 8% interest payable accrued until maturity, due Mar 3, 2017	$30,000
Note Payable - $25,000, 8% interest payable accrued until maturity, due Mar 24, 2017	$25,000
Note Payable - $25,000, 8% interest payable accrued until maturity, due February 5, 2017	$25,000

In the period since January 31, 2016, the Company issued 70,854,634 shares of restricted common stock pursuant to the conversion of various outstanding convertible promissory notes. The Notes provided conversion features which was tied to the market price of the Company’s common stock.

The Company increased its authorized common stock to 4,000,000,000.

Item 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company changed auditors this year. There were no disagreements with the Company’s prior auditor.

Item 9A.              Controls and Procedures

Evaluation of Disclosure on Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2016. This evaluation was accomplished under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) who concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at January 31, 2016. Based on its evaluation, our management concluded that, as of January 31, 2016, our internal control over financial reporting was not effective because of limited staff and a need for a full time chief financial officer. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Board Meetings and Annual Meeting

During the fiscal year ended January 31, 2016, our Board of Directors (currently consisting solely of Timothy Armes) did not meet or hold any formal meetings.  We did not hold an annual meeting in the year ended 2016.  In the absence of formal board meetings, the Board conducted all of its business and approved all corporate actions during the fiscal year ended January 31, 2016 by the unanimous written consent of its sole director.

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

Item 11.                Executive Compensation

Summary Compensation Table

The table below summarizes the total compensation paid or earned by the Company’s Chief Executive Officer and Chief Financial Officer during the fiscal years ended January 31, 2016 and 2015. The Company did not have any executive officers who received total compensation in excess of $100,000 during the fiscal years disclosed below, other than disclosed below.

Name and principal position (1)	Year	Salary	Bonus	Stock Awards ($)	Option Awards	All other compensation *	Total compensation

Timothy Armes	2016	$75,400	-	$30,000	-	-	$105,400
CEO, President, Treasurer, Secretary and Director (2)	2015	$85,900	-	-	-	-	$85,900

Garret Armes	2016	$29,850	-	$6,000	-	-	$35,850
Vice President Nurses Lounge	2015	$32,300	-	-	-	-	$32,300

*	Does not include any accruals not paid in cash or perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. The value of the Stock Awards and Option Awards in the table above, if any, was calculated based on the fair value of such securities calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

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

Grants of Plan-Based Awards

Outstanding Equity Awards at Fiscal Year End. None.

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

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our voting stock, as of May 12, 2016, by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (ii) each of our officers and directors (provided that Mr. Armes currently serves as our sole director); and (iii) all of our officers and directors as a group.

Based on information available to us, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after May 12, 2016 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage of ownership of any other person. The following table is based on 454,838,100 common shares issued and outstanding as of May 16, 2016

	Beneficial Owner	Address	Common Shares	Percent Ownership

Common Stock	Timothy Armes Chairman / CEO President, Secretary, CFO	748 E Bethel School Road Coppell, Texas 75019	129,627,564	28.5%

Common Stock	Garret Armes Vice President Nurses Lounge	748 E Bethel School Road Coppell, Texas 75019	16,945,000	3.7%

	All Officers and Directors as a Group (2 Persons)		146,572,641	32.2%

Greater than 5% Shareholders

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

In November 2010, Nurses Lounge entered into an Employment Agreement with Timothy Armes, pursuant to which Mr. Armes agreed to serve as President and Chief Executive Officer of Nurses Lounge until November 30, 2012, subject to yearly extensions, unless terminated by either party thirty days prior to November 30, 2012, and each anniversary date of the parties’ entry into the agreement thereafter.  Pursuant to the agreement, Nurses Lounge agreed to pay Mr. Armes $120,000 per year; that Mr. Armes would be eligible for a discretionary bonus in the determination of the Board of Directors of the Company; and that Mr. Armes would be granted options to purchase 4,000,000 shares of common stock of the Company at an exercise price of $0.25 per share.  The options are subject to certain vesting requirements provided in Mr. Armes’ option agreement. The options subsequently expired without any being exercised. In the event the agreement is terminated without cause by Nurses Lounge, Mr. Armes is to receive 12 months of his base salary as severance pay.  In the event the agreement is terminated for any other reason, Mr. Armes is to receive such consideration as has been earned by him as of the date of such termination.  Mr. Armes agreed not to compete with the Company for 12 months following the termination of the agreement.

In December of 2016, Mr. Armes was issued 72 million shares as part of his employment with the Company.

Additionally, in consideration for agreeing to employment, Garret Armes, the Vice President of Nurses Lounge and the son of Timothy Armes, was granted options to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share (together with the options granted to Timothy Armes, the “Options”). The Options were exercisable, subject to vesting provisions, any time prior to November 15, 2015, had an exercise price of $0.25 per share, and contain a cashless exercise provision. The options subsequently expired without any being exercised.

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

Item 14.                Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K and Form 10-Q(s) for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for fiscal years 2016 and 2015 was $26,000 and $26,000, respectively.

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

Date: June 27, 2016

