Form 10-Q
period 2016-04-30
MEDCAREERS GROUP, Inc.
filed 2016-07-11
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

Yes [ ] No [X].

As of July 8, 2016 there were 571,577,017, shares of Common Stock of the issuer outstanding.

1

MEDCAREERS GROUP, INC.

Consolidated Balance Sheets

April 30, 2016 and January 31, 2016

(Unaudited)

	April 30, 2016	Jan 31, 2016
Assets
Current Assets
Cash and Cash Equivalents	$1,491	$—
Accounts Receivable	995	995
Other Current Assets	—	83
Total Current Assets	2,486	1,078

Total Assets	$2,486	$1,078

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$52,949	$48,226
Accrued Expenses	43,721	39,590
Accrued Interest Payable	317,711	290,682
Derivative Liabilities	983,147	745,129
Short Term Debt, net of Debt Discount of $147,731 and $104,900	822,471	799,572
Short Term Debt – Related Party, net of Debt Discount of $0 and $0	72,500	72,500
Total Current Liabilities	2,292,499	1,995,699

Total Liabilities	2,292,499	1,995,699

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 20,001,000 shares authorized,
330,000 and 0 shares issued and outstanding	330	330
Common Stock, $0.001 par value, 4,000,000,000 shares authorized,
525,692,734 and 454,838,100 shares issued and outstanding	525,692	454,838

Additional Paid In Capital	5,581,706	5,582,991
Accumulated Deficit	(8,397,741)	(8,032,780)
Total Stockholders’ Deficit	(2,290,013)	(1,994,621)

Total Liabilities and Stockholders’ Deficit	$2,486	$1,078

 The Accompanying Notes are an Integral Part of these Unaudited Consolidated Financial Statements.

MEDCAREERS GROUP, INC. Consolidated Statement of Operations For the Three Months Ended April 30, 2016 and 2015

 (Unaudited)

	2016	2015
Revenue	$13,445	$22,435

Operating Expenses:
Cost of Revenues	1,000	2,345
Selling and Advertising Expenses	24,197	37,322
General and Administrative	78,182	72,036
Total Operating Expenses	103,379	111,703

Net Operating Loss	(89,934)	(89,268)

Other Expense
Loss on Derivatives	(210,460)	(191,846)
Loss on Debt Extinguishment	—	(45,359)
Interest Expense	(64,567)	(90,726)
Total Other (Expense)	(275,027)	(327,931)

Net Loss	$(364,961)	$(417,199)

Weighted Average Shares Outstanding	504,658,572	153,703,437
Loss Per Share for Common Shareholders	$(0.001)	$(0.003)

The Accompanying Notes are an Integral Part of these Unaudited Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months Ended April 30, 2016 (Unaudited)

						Retained
	Preferred Stock		Common Stock		Paid-In	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Totals
Stockholders' Deficit
at January 31, 2016	330,000	330	454,838,100	$454,838	$5,582,991	$(8,032,780)	$(1,994,621)

Conversion of
Notes Payable to Common Stock			70,854,634	70,854	(53,727)		17,127
Derivative Liability Reclassification Due
to Debt Conversion					52,442		52,442

Net Loss						(364,961)	(364,961)

Stockholders' Deficit
at April 30, 2016	330,000	330	525,692,734	$525,692	$5,581,706	$(8,397,741)	$(2,290,013)

The Accompanying Notes are an Integral Part of these Unaudited Consolidated Financial Statements.

MEDCAREERS GROUP, INC. Consolidated Statement of Cash Flows For the Three Months Ended April 30, 2016 and 2015

(Unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(364,961)	$(417,199)
Adjustments to reconcile net loss to cash used by operating activities:
Loss on change of Derivative Liabilities	210,460	191,846
Loss of Debt Extinguishment	—	45,359
Amortization of Debt Discount	37,169	59,441
Amortization of Deferred Financing Costs	2,490	—

Change in Operating Assets and Liabilities:
Decrease (Increase) in Other Current Assets	83	—
Decrease (Increase) in Accounts Receivable	—	(5,000)
(Decrease) Increase in Accounts Payable	4,723	5,128
Increase in Accrued Expenses	4,131	8,816
Increase in Deferred Revenue	—	(3,000)
Increase in Interest Payable	27,396	28,787
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(78,509)	(85,822)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	80,000	65,500
Payments on Notes Payable	—	(25,000)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	80,000	40,500

NET INCREASE (DECREASE) IN CASH	1,491	(45,322)

CASH AT BEGINNING OF PERIOD	—	49,881

CASH AT END OF PERIOD	$1,491	$4,559

Cash Paid for Interest	$—	$12,721
Income Taxes	$—	$—

Discount Related to Convertible Debt	$80,000	$54,179
Issuance of Common Shares for Debt conversion	$17,127	$91,626
APIC Write Off Due to Debt Conversion	$52,442	$258,534
Debt Extinguished by Issuing New Debt	$—	$97,920

The Accompanying Notes are an Integral Part of these Unaudited Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Notes to Financial Statements

April 30, 2016 and 2015 (Unaudited)

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

Policy on Related Party Transactions:

The company has a formal, written policy that includes procedures intended to ensure compliance with the related party provisions in common practice for public companies. For purposes of the policy, a “related party transaction” is a transaction in which the Company or any one of its subsidiaries participates and in which a related party (including all of Medcareers’ directors and executive officers) has a direct or indirect material interest, other than ordinary course, arms-length transactions of less than 1% of the revenue of the counterparty. Any transaction exceeding the 1% threshold, and any transaction involving consulting, financial advisory, legal or accounting services that could impair a director’s independence, must be approved by the CEO. Any related party transaction in which an executive officer or a Director has a personal interest, or which could present a possible conflict under the Guide to Ethical Conduct, must be approved by Board of Directors, following appropriate disclosure of all material aspects of the transaction.

Recently Issued Accounting Pronouncements:

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

NOTE 2 - NOTES PAYABLE

The components of the Company’s debt as of April 30, 2016 and January 31, 2016 were as follows:

	Apr 2016	Jan 2016
Note Payable - $100,000, 12% interest payable monthly or accrued, due Nov 4, 2013	$100,000	$100,000
Note Payable - $16,000, 12% interest added to note quarterly, due January 31, 2014	16,000	16,000
Note Payable - $45,000, 12% interest added to note quarterly, due Nov 5, 2013	45,000	45,000
Note Payable - $5,000, 12% interest added to note quarterly, due Nov 5, 2013	5,000	5,000
Note Payable - $40,000, 12% interest added to note quarterly, due April 28, 2013	18,000	18,000
Note Payable - $490,150, 12% interest payable monthly or accrued, due Oct 29, 2013	479,150	479,150
Note Payable - $4,000, 12% interest added to note quarterly, due April 30, 2013	4,000	4,000
Note Payable - $25,000, 12% interest added to note quarterly, due April 30, 2013	25,000	25,000
Note Payable - $5,000, 12% interest added to note quarterly, due Nov 5, 2013	30,000	30,000
Note Payable - $5,000, 8% interest payable accrued to maturity, due Nov 25, 2015	5,000	5,000
Note Payable - $57,958, 8% interest payable accrued to maturity, due Sept 10, 2017	57,958	57,958
Note Payable - $57,958, 8% interest payable accrued to maturity, due Sept 10, 2017	—	259
Note Payable - $23,863, 8% interest payable accrued to maturity, due Sept 10, 2017	23,863	23,863
Note Payable - $12,355 8% interest payable accrued to maturity, due Sept 10, 2017	12,355	12,355
Note Payable - $34,280, 8% interest payable accrued to maturity, due Sept 10, 2017	10,950	27,450
Note Payable - $38,677, 8% interest payable accrued to maturity, due Sept 10, 2017	38,677	38,677
Note Payable - $25,000, 8% interest payable accrued to maturity, due Dec 7, 2017	25,000	25,000
Note Payable - $25,000, 8% interest payable accrued to maturity, due Feb 3, 2018	25,000	—
Note Payable - $30,000, 8% interest payable accrued to maturity, due March 3, 2018	30,000	—
Note Payable - $25,000, 8% interest payable accrued to maturity, due March 24, 2018	25,000	—
Deferred Financing Costs	(5,751)	(8,240)
Debt Discount	(147,731)	(104,900)
Subtotal	$822,471	$799,572
Related Party Debt
Note Payable - $19,500, 8% interest payable accrued until maturity, due Jan 2, 2015
Note Payable - $5,500, 8% interest payable accrued until maturity, due July 8, 2015	5,500	5,500
Note Payable - $4,500, 8% interest payable accrued to maturity, due May 5, 2015	4,500	4,500
Note Payable - $24,297, 8% interest payable accrued to maturity, due May 14, 2015	23,297	23,297
Note Payable - $7,703, 8% interest payable accrued to maturity, due May 19, 2015	7,703	7,703
Note Payable - $26,500, 8% interest payable accrued to maturity, due June 12, 2015	26,500	26,500
Note Payable - $5,000, 8% interest payable accrued until maturity, due July 19, 2016	5,000	5,000
Subtotal – Related Party Debt	72,500	72,500
Total	$894,971	$872,072

The Company had accrued interest payable of $317,711 and $290,682 interest on the notes at April 30, 2016 and January 31, 2016, respectively.

The Company has entered in to various promissory notes with lenders during the three months ended April 30, 2016 and the year ended January 31, 2016 bearing interest at between 8% and 12% rate per annum, unsecured, payable on demand and convertible into the Company’s common stock. The conversion price ranges from 52% to 50% of the average of the three lowest closing bid prices of the common stock during the 10 or 25 trading days prior to conversion.

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

During the three months ended April 30, 2016, the Company converted a total of $17,127 of the convertible debt plus accrued interest into 70,854,634 common shares.

A summary of the debt in total is as follows:

	2016	2015
Convertible debt – fixed conversion rate	$692,150	$692,150
Convertible debt – variable conversion rates, net of debt discount	105,321	82,422
Convertible debt – variable conversion rates, Related Party, net of debt discount	72,500	72,500
Non-Convertible debt	25,000	25,000
Net	$894,971	872,072

The Company has $692,150 and $692,150 of debt that is convertible at ranges from $0.06 to $1.00 per share and accrues interest between 8% and 12% at April 30,2016 and January 31, 2016 respectively.

The Company has $25,000 and $25,000 of debt which has no conversion feature at April 30, 2016 and January 31, 2016 respectively.

The Company has $105,321 and $82,422 of debt (net of debt discount) with variable conversion price ranges from 52% to 50% of the average of the three lowest closing bid prices of the common stock during the 10 or 25 trading days prior to conversion as of April 30, 2016 and January 31, 2016 respectively.

The company has $72,500 of related party convertible debt at April 30, 2016 and January 31. 2016.

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

There were 330,000 Series A preferred shares outstanding at April 30, 2016 and January 31, 2016.

There were 1,000 Series B preferred shares outstanding at April 30, 2016 and January 31, 2016.

Common Stock:

The Company is authorized to issue 4,000,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  At April 30, 2016 and January 31, 2016, there were 525,692,734 and 454,838,100 shares outstanding, respectively.  No dividends were paid in the period ended April 30, 2016 or in the year ended January 31, 2016.

The Company issued the following shares of common stock in the year ended April 30, 2016:
Conversion of Notes Payable to Common Stock	70,854,634
The company issued 70,854,634 shares of common stock for the conversion of Notes payable and accrued interest in the amount of $17,127.

Options and Warrants:

The Company recorded option and warrant expense of $0 in the period ended April 30, 2016 and the year ended January 31, 2016.

The Company had the following options or warrants outstanding at April 30, 2016:

Issued To	# Options	Dated	Expire	Strike Price
Shareholder	127,500	08/28/2011	08/28/2016	$0.10 per share
Shareholder	127,500	04/29/2012	04/29/2017	$0.10 per share
Shareholder	127,500	07/31/2013	07/31/2017	$0.10 per share
Shareholder	1,000,000	08/31/2012	08/31/2016	$0.12 per share
Shareholder	2,000,000	01/18/2013	01/18/2018	$0.05 per share
Lender	3,500,000	07/02/2015	07/01/2019	$0.10 per share

		Options	Weighted Average	Warrants	Weighted Average
			Exercise		Exercise
			Price		Price
Outstanding at January 31, 2016		-	$0.25	6,982,500	$0.09
Granted		-
Exercised		-	—	—	—
Forfeited and canceled		-		100,000
Outstanding at April 30, 2016		-	$—	6,882,500	$0.13

	Summary of warrants outstanding and exercisable as of April 30, 2016 is as follows:

	Range of Exercise		Weighted Average	Number of Warrants	Number of Warrants
	Prices		Remaining Contractual	Outstanding	Exercisable
			Life (years)
	$ 0.05 to $ 0.12		1.86	6,882,500	6,882,500
					0
	$ 0.05 to $ 0.12		1.86	6,882,500	6,882,500

NOTE 4 – COMMITMENTS AND CONTINGENCIES

There is pending litigation initiated by the Company around the validity of a $100,000 note which the Company signed based upon representations of funding from the maker which were never received. The Company is initiated litigation to dispute the note and the 10,151, 540 shares that have been issued.

NOTE 5 - GOING CONCERN AND FINANCIAL POSITION

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through April 30, 2016 of $8,397,741 and has a working capital deficit at April 30, 2016 of $(2,290,013).

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

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of April 30, 2016 and January 31, 2016, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs.

Fair Value Measurement at April 30, 2016 Using:

	April 30, 2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
None	$ —	$ —	$ —	$ —
Totals	$ —	$ —	$ —	$ —

Liabilities:
Derivative Liabilities	$983,147	$—	$—	$983,147
Totals	$983,147	$—	$—	$983,147

	January 31, 2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
None	—	—	—	—
Totals	$—	$—	$—	$—

Liabilities:
Derivative Liabilities	$745,129	—	—	745,129
Totals	$745,129	$—	$—	$745,129

Derivative Liability:

As of April 30, 2016 and January 31, 2016 the company had $983,147 and $745,129 recorded as derivative liabilities. During the periods ended April 30, 2016 and January 31, 2016 the company recorded $210,460 in loss and $633,185 in loss from the change in the fair value of derivative liabilities.

The derivative liabilities are valued as a level 3 input for valuing financial instruments.

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices. As the price of the common stock varies it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date.

The fair value of the derivative liability is determined using the Black-Scholes option-pricing model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. In our calculation at April 30, 2016, volatility ranged from 385% to 437%, the term ranged from 0.49 to 0.64 years, and the risk free interest rate was 6%.

Level 3
Derivatives
Balance, January 31, 2016	$745,129
Derivative Liabilities due to New Convertible Debt	$210,460
Reclassification of Derivative Liabilities to Additional Paid in Capital
Due to Conversion of Notes Payable	$(52,442)
Market to Market adjustment of Derivatives	$80,000
Ending Balance, April 30, 2016	$983,147

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company maintains its executive offices of approximately 300 sq. ft., at 758 E. Bethel School Road, Coppell, Texas 75019 in the home of the President and CEO for which it pays no rent. The Company plans to lease office space when their operations require it and funding permits.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to April 30, 2016, the Company borrowed $25,000 on a Convertible Notes:

Note Payable: $4,000.00 Unruh note plus interest was assigned to Blackbridge Capital Growth Fund, LLC

Note Payable - $25,000, 9% interest payable accrued until maturity, due Feb 5, 2017	$25,000

In the period since April 30, 2016, the Company issued 35,962,743 shares of restricted common stock pursuant to the conversion of $6,293.48 of the Unruh convertible promissory note and interest. The Notes provided conversion features which was tied to the market price of the Company’s common stock.

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

Competition

While there are various online community forums and nurse portals, Nurses Lounge does not believe that there is a direct competitor designed from the ground up as a professional network for nurses and to solve many of the day-to-day communications problems nursing organizations have.  The largest competitors of Nurses Lounge bill themselves as “communities” that claim to provide news, career advice and social interaction, and include Nurse.com - owned by OnCourse Learning; and Allnurses – a nursing forum and discussion board.  Additionally, and to a lesser extent, Nurses Lounge indirectly competes with other websites that encourage users to create connections with other colleagues and persons with similar interests such as Linkedin and Facebook, however, unlike like these websites which have very broad general appeal, Nurses Lounge focuses solely on the nursing pro and the organizations which support them.

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

***

Results for the three months ended April 30, 2016

Revenue for the three months ended April 30, 2016 and 2015 was $13,445 and $22,435, respectively. The lower revenue for the first quarter in 2016 was primarily due to sales to staffing firms at a price of $6,000 in 2015 versus an average sales price to healthcare systems at rate of approximately $995.00. As a result the total number of sales in 1st quarter of 2016 is greater than in same period the previous year.

Cost of revenues were $1,000 and $2,345 for the three months ended April 30, 2016 and 2015, respectively. The changes reflect the swings in costs as the Company promotes its nurse portal and the variation in those costs as the Company has yet to enter a period where the operations in sales and cost of sales are relatively constant. Until the Company enters a reasonably constant operating period, the costs will vary widely.

Selling expenses were $24,197 and $37,322 for the three months ended April 30, 2016 and 2015. This decrease was due to the President doing more of the sales presentations rather than paying rather than paying others to do this work.

Operating expenses for the three months ended April 30, 2016 and 2015 were $103,379 and $72,036 respectively.

Other expense reflects interest on loans which was $64,567 and $90,726 expense for the three months ended April 30, 2016 and 2015, respectively. Also, there were other expenses relating to the cost of our convertible debt being a loss on derivatives of $210,460 and $191,846 for the three months ended April 30, 2016 and 2015 respectively. We also incurred a loss on debt extinguishment for the three months ended April 30, 2016 and 2015 of $0 and $45,359 respectively.

Liquidity and Capital Resources

As of April 30, 2016, the Company had negative working capital of $2,290,013, comprised of current assets of $2,486 and current liabilities of $2,292,499.

Net cash used in operations for the three months ended April 30, 2016 was $78,509 compared to $85,822 for the three months ended April 30, 2015.

Cash used for purchase of fixed assets was $0 for the three months ended April 30, 2016 and 2015.

Cash provided by financing activities for the three months ended April 30, 2016 was $80,000 compared to $40,500 for the same period in 2015.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2016, filed with the Commission on June 27, 2016, other than as set forth below, and investors are encouraged to review such risk factors below and in the Form 10-K, prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

	Consideration		Date	# Shares
Balance, Number of shares outstanding, January 31, 2016				454,838,100
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(1)	Feb 5, 2016	27,525,867
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(2)	Mar 11, 2016	43,328,767
Balance, Number of shares outstanding, April 30, 2016				525,692,734

(1) Partial conversion of Note that had a conversion feature at 50% of market price per share. These shares were issued for the conversion of $4,129 of the note plus accrued interest.

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

(2) Partial conversion of Note that had a conversion feature at 50% of market price per share. These shares were issued for the conversion of $12,998 of the note and accrued interest.

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

Options and Warrants

The Company had the following options or warrants outstanding at April 30, 2016:

Issued To	# Options	Dated	Expire	Strike Price
Shareholder (1)	127,500	04/29/2012	04/29/2017	$0.10 per share
Shareholder (1)	127,500	08/28/2011	08/28/2016	$0.10 per share
Shareholder (1)	127,500	07/31/2013	07/31/2017	$0.10 per share
Shareholder (2)	1,000,000	08/31/2012	08/31/2016	$0.12 per share
Shareholder (4)	2,000,000	01/18/2013	01/18/2018	$0.05 per share
Lender (5)	3,500,000	07/02/2014	07/01/2019	$0.10 per share

(1) Three options for 127,500 shares of restricted common stock at an exercise price of $0.10 per share and for a term of 5 years was awarded Geneva7, LLC in consideration for renewing the loan it has with the company of $25,000 two times. Geneva7, LLC originally loaned the company $25,000 at 12% interest on August 29, 2011 and was awarded an option to purchase 127,500 shares of restricted common stock at an exercise price of $0.10. The term of the option is 5 years and expired without it being exercised. The loan matured on April 30th 2012 and Geneva 7 agreed to renew the loan and accrue interest thru July 31, 2013 and additionally renewed the loan thru October 31, 2103 when it matured on July 31, 2013. With each additional renewal Geneva7 received an additional option to purchase 127,500 shares of restricted common stock at an exercise price of $0.10 per share and for a term of 5 years. This note was sold to a third party who converted the note into common shares at market and sold the shares.

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

Date: July 8, 2016

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith.

