Form 10-Q
period 2016-07-31
MEDCAREERS GROUP, Inc.
filed 2018-04-24
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

OR

[_] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

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

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes [X]   No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [_].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer  [_]      Accelerated Filer  [_]

Non-accelerated Filer  [_]      Smaller Reporting Company  [X]      Emerging Growth Company  [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act):

Yes [_]   No [X].

As of April 20, 2018, there were 840,478,527 shares of Common Stock of the issuer outstanding.

MEDCAREERS GROUP, INC.

Consolidated Balance Sheets

July 31, 2016 and January 31, 2016

(Unaudited)

	July 31, 2016	January 31, 2016

Assets
Current Assets
Cash and Cash Equivalents	$1,451	$—
Accounts Receivable	995	995
Other Current Assets	—	83
Total Current Assets	2,446	1,078

Total Assets	$2,446	$1,078

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$61,013	$48,226
Accrued Expenses	44,023	39,590
Deferred Revenue	6,498	—
Accrued Interest Payable	342,980	290,682
Derivative Liabilities	330,772	745,129
Short Term Debt, net of Debt Discount of $124,931 and $104,900	872,022	799,572
Short Term Debt – Related Party	72,500	72,500
Total Current Liabilities	1,729,808	1,995,699

Total Liabilities	1,729,808	1,995,699

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 20,001,000 shares authorized, 330,000 and 0 shares issued and outstanding	330	330
Common Stock, $0.001 par value, 4,000,000,000 shares authorized, 561,655,477 and 454,838,100 shares issued and outstanding	561,655	454,838
Additional Paid In Capital	5,554,627	5,582,991
Accumulated Deficit	(7,843,974)	(8,032,780)
Total Stockholders’ Deficit	(1,727,362)	(1,994,621)

Total Liabilities and Stockholders’ Deficit	$2,446	$1,078

The Accompanying Notes are an Integral Part of these Unaudited Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Consolidated Statements of Operations

For the Three and Six Months Ended July 31, 2016 and 2015

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015

Revenue	$6,023	$15,115	$19,468	$37,550
Cost of Sales	500	5,088	1,500	7,433
Gross Profit (Loss)	5,523	10,027	17,968	30,117

Operating Expenses:
Selling and Marketing	1,225	1,704	25,422	39,026
General and Administrative	41,714	70,069	119,896	142,105
Total Operating Expenses	42,939	71,773	145,318	181,131

Net Operating Loss	(37,416)	(61,746)	(127,3507)	(151,014)

Other Income (Expense)
Gain (Loss) on Derivatives	660,103	59,015	449,643	(132,831)
Loss on Debt Extinguishment	—	—	—	(45,359)
Interest Expense	(68,920)	(129,535)	(133,487)	(220,261)
Total Other Income (Expense)	591,183	(70,520)	316,156	(398,451)

Net Income (Loss)	$553,767	$(132,266)	$188,806	$(549,465)

Basic Earnings (Loss) per share	$0.00	$(0.00)	$0.00	$(0.00)
Diluted Earnings (Loss) per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding:
Basic	486,891,849	187,529,652	531,616,717	214,346,345
Diluted	1,805,532,439	187,529,652	1,856,946,461	214,346,345

The Accompanying Notes are an Integral Part of these Unaudited Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Six Months Ended July 31, 2016

(Unaudited)

						Retained
	Preferred Stock		Common Stock		Paid-In	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Totals

Stockholders’ Deficit at January 31, 2016	330,000	330	454,838,100	$454,838	$5,582,991	$(8,032,780)	$(1,994,621)

Conversion of Notes Payable to Common Stock	—	—	106,817,377	106,817	(83,396)	—	23,421
Derivative Liability Reclassification Due to Debt Conversion	—	—	—	—	55,032	—	55,032

Net Income	—	—	—	—	—	188,806	188,806

Stockholders’ Deficit at July 31, 2016	330,000	330	525,692,734	$561,655	$5,554,627	$(7,843,974)	$(1,727,362)

The Accompanying Notes are an Integral Part of these Unaudited Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Consolidated Statement of Cash Flows

For the Six Months Ended July 31, 2016 and 2015

(Unaudited)

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$188,806	$(549,465)
Adjustments to reconcile net loss to cash used by operating activities:
Gain on change of Derivative Liabilities	(449,643)	132,831
Loss of Debt Extinguishment	—	45,359
Amortization of Debt Discount	77,039	129,522
Amortization of Deferred Financing Costs	2,490	—

Change in Operating Assets and Liabilities:
Decrease (Increase) in Other Current Assets	83	—
Decrease (Increase) in Accounts Receivable	—	—
(Decrease) Increase in Accounts Payable	12,787	25,298
Increase in Accrued Expenses	4,433	16,423
Increase in Deferred Revenue	6,498	(6,000)
Increase in Interest Payable	53,958	68,125
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(103,549)	(137,907)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Preferred Stock	—	20,000
Proceeds from Notes Payable	105,000	203,641
Payments on Notes Payable	—	(123,920)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	105,000	99,721

NET INCREASE (DECREASE) IN CASH	1,451	(38,186)

CASH AT BEGINNING OF PERIOD	—	49,881

CASH AT END OF PERIOD	$1,451	$11,695

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$—	$12,721
Income Taxes	$—	$—

Non- cash investing and financing activities:
Discount Related to Convertible Debt	$90,318	$54,430
Issuance of Preferred Shares for debt	$—	$290,103
Issuance of Common Shares for Debt conversion	$23,421	$93,038
Reclass of Derivatives to Equity Due to Debt Conversion	$55,032	$250,545

The Accompanying Notes are an Integral Part of these Unaudited Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Notes to Financial Statements

July 31, 2016 and 2015 (Unaudited)

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

Recently Issued Accounting Pronouncements:

Revenue from Contracts with Customers:  In May 2014, ASC 606 was issued related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The standard will be effective for the Company’s fiscal year beginning February 1, 2017, including interim reporting periods within that year. The new guidance is not expected to have an impact on the Company’s consolidated financial statements.

NOTE 2 – NOTES PAYABLE

The components of the Company’s debt as of July 31, 2016 and January 31, 2016 were as follows:

	July 2016	January 2016

Note Payable - $100,000, 12% interest payable monthly or accrued, due Nov 4, 2013	$100,000	$100,000
Note Payable - $16,000, 12% interest added to note quarterly, due January 31, 2014	16,000	16,000
Note Payable - $45,000, 12% interest added to note quarterly, due Nov 5, 2013	45,000	45,000
Note Payable - $5,000, 12% interest added to note quarterly, due Nov 5, 2013	5,000	5,000
Note Payable - $40,000, 12% interest added to note quarterly, due April 28, 2013	18,000	18,000
Note Payable - $490,150, 12% interest payable monthly or accrued, due Oct 29, 2013	479,150	479,150
Note Payable - $4,000, 12% interest added to note quarterly, due April 30, 2013	0	4,000
Note Payable - $25,000, 12% interest added to note quarterly, due April 30, 2013	25,000	25,000
Note Payable - $5,000, 12% interest added to note quarterly, due Nov 5, 2013	30,000	30,000
Note Payable - $5,000, 8% interest payable accrued to maturity, due Nov 25, 2015	5,000	5,000
Note Payable - $57,958, 8% interest payable accrued to maturity, due Sept 10, 2017	57,958	57,958
Note Payable - $57,958, 8% interest payable accrued to maturity, due Sept 10, 2017	—	259
Note Payable - $23,863, 8% interest payable accrued to maturity, due Sept 10, 2017	23,863	23,863
Note Payable - $12,355 8% interest payable accrued to maturity, due Sept 10, 2017	12,355	12,355
Note Payable - $34,280, 8% interest payable accrued to maturity, due Sept 10, 2017	10,950	27,450
Note Payable - $38,677, 8% interest payable accrued to maturity, due Sept 10, 2017	38,677	38,677
Note Payable - $25,000, 8% interest payable accrued to maturity, due Dec 7, 2017	25,000	25,000
Note Payable - $25,000, 8% interest payable accrued to maturity, due Feb 3, 2018	25,000	—
Note Payable - $30,000, 8% interest payable accrued to maturity, due March 3, 2018	30,000	—
Note Payable - $25,000, 8% interest payable accrued to maturity, due March 24, 2018	25,000	—
Note Payable - $25,000, 8% interest payable accrued to maturity, due March 24, 2018	25,000	—
Deferred Financing Costs	(5,758)	(8,240)
Debt Discount	(119,173)	(104,900)
Subtotal	$872,022	$799,572
Related Party Debt
Note Payable - $19,500, 8% interest payable accrued until maturity, due Jan 2, 2015
Note Payable - $5,500, 8% interest payable accrued until maturity, due July 8, 2015	5,500	5,500
Note Payable - $4,500, 8% interest payable accrued to maturity, due May 5, 2015	4,500	4,500
Note Payable - $24,297, 8% interest payable accrued to maturity, due May 14, 2015	23,297	23,297
Note Payable - $7,703, 8% interest payable accrued to maturity, due May 19, 2015	7,703	7,703
Note Payable - $26,500, 8% interest payable accrued to maturity, due June 12, 2015	26,500	26,500
Note Payable - $5,000, 8% interest payable accrued until maturity, due July 19, 2016	5,000	5,000
Subtotal – Related Party Debt	72,500	72,500
Total	$934,566	$872,072

The Company had accrued interest payable of $342,980 and $290,682 interest on the notes at July 31, 2016 and January 31, 2016, respectively.

The Company has entered in to various promissory notes with lenders during the six months ended July 31, 2016 and the year ended January 31, 2016 bearing interest at between 8% and 12% rate per annum, unsecured, payable on demand and convertible into the Company’s common stock. The conversion price ranges from 52% to 50% of the average of the three lowest closing bid prices of the common stock during the 10 or 25 trading days prior to conversion.

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

During the Six months ended July 31, 2016, the Company converted a total of $23,421 of the convertible debt plus accrued interest into 106,817,377 common shares.

A summary of the debt in total is as follows:

	2016	2015

Convertible debt – fixed conversion rate	$693,150	$692,150
Convertible debt – variable conversion rates, net of debt discount	278,803	82,422
Convertible debt – variable conversion rates, Related Party, net of debt discount	72,500	72,500
Non-Convertible debt	25,000	25,000
Net	$1,069,453	872,072

The Company has $693,150 and $692,150 of debt that is convertible at ranges from $0.06 to $0.10 per share and interest rate between 8% and 12% at July 30, 2016 and January 31, 2016 respectively.

The Company has $25,000 and $25,000 of debt which has no conversion feature at July 31, 2016 and January 31, 2016 respectively.

The Company has $278,803 and $82,422 of debt (net of debt discount) with variable conversion price ranges from 52% to 50% of the average of the three lowest closing bid prices of the common stock during the 10 or 25 trading days prior to conversion as of July 31, 2016 and January 31, 2016 respectively.

The company has $72,500 of related party convertible debt at July 31, 2016 and January 31, 2016.

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

NOTE 3 – STOCKHOLDERS’ DEFICIT

Preferred Stock:

The Company is authorized to issue 20,001,000 shares of Preferred Stock, having a par value of $0.001 per share, of which 500,000 are designated as Series A and 1,000 are designated as Series B.

On April 27, 2016, the Company filed a designation of 500,000 shares of Series A Preferred Stock and 1,000 shares of Series B Preferred Stock.

The Series A Preferred Stock have an automatic forced conversion upon the completion of the repurchase or extinguishing of all “toxic” debt, the extinguishing of all other existing dilutive debt or equity structures, and total recapitalization of the Company. For more information regarding the Series A Preferred Stock, please see Exhibit 3.1 Currently there are 330,000 Series A Preferred Shares issued.

The Series B Preferred have voting rights equal 51% of the total voting rights at any time.  There are no conversion rights granted holders of Series B Preferred shares.  For more information regarding the Series B Preferred Stock, please see Exhibit 3.1.  Currently, there are 1,000 shares issued and outstanding of the Series B Preferred Stock, held by Timothy Armes.

There were 330,000 Series A preferred shares outstanding at July 31, 2016 and January 31, 2016.

There were 1,000 Series B preferred shares outstanding at July 31, 2016 and January 31, 2016.

Common Stock:

The Company is authorized to issue 4,000,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  At July 31, 2016 and January 31, 2016, there were 561,655,477 and 454,838,100 shares outstanding, respectively.  No dividends were paid in the period ended July 31, 2016 or in the year ended January 31, 2016.

The Company issued the following shares of common stock in the six months ended July 31, 2016:

The company issued 106,817,377 shares of common stock for the conversion of Notes payable and accrued interest in the amount of $23,421.

Options and Warrants:

The Company recorded option and warrant expense of $0 in the period ended July 31, 2016 and the year ended January 31, 2016.

The Company had the following options or warrants outstanding at July 31, 2016:

Issued To	# Options	Dated	Expire	Strike Price

Shareholder	127,500	08/28/2011	08/28/2016	$0.10 per share
Shareholder	127,500	04/29/2012	04/29/2017	$0.10 per share
Shareholder	127,500	07/31/2013	07/31/2017	$0.10 per share
Shareholder	1,000,000	08/31/2012	08/31/2016	$0.12 per share
Shareholder	2,000,000	01/18/2013	01/18/2018	$0.05 per share
Lender	3,500,000	07/02/2015	07/01/2019	$0.10 per share

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price

Outstanding at January 31, 2016	—	$—	6,982,500	$0.09
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and canceled	—	—	(1,227,500)	0.12
Outstanding at July 31, 2016	—	$—	5,755,000	$0.14

Summary of warrants outstanding and exercisable as of July 31, 2016 is as follows:

Range of Exercise Prices	Weighted Average Remaining Contractual Life (years)	Number of Warrants Outstanding	Number of Warrants Exercisable
$ 0.05 to $ 0.15	1.61	6,882,500	6,882,500

NOTE 4 – COMMITMENTS AND CONTINGENCIES

There is pending litigation initiated by the Company around the validity of a $100,000 note which the Company signed based upon representations of funding from the maker which were never received. The Company is initiated litigation to dispute the note and the 10,151,540 shares that have been issued. There was no consideration for the issuance of the shares and the shares have been accounted for as if they were returned and cancelled although they have not been returned.

NOTE 5 – GOING CONCERN AND FINANCIAL POSITION

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through July 31, 2016 of $7,843,974 and has a working capital deficit at July 31, 2016 of $(1,727,362).

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

As of July 31, 2016 and January 31, 2016, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs.

Fair Value Measurement at July 31, 2016 Using:

	July 31, 2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
None	$—	$—	$—	$—
Totals	$—	$—	$—	$—

Liabilities:
Derivative Liabilities	$330,772	$—	$—	$330,772
Totals	$330,772	$—	$—	$330,772

	January 31, 2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
None	$—	$—	$—	$—
Totals	$—	$—	$—	$—

Liabilities:
Derivative Liabilities	$745,129	$—	$—	$745,129
Totals	$745,129	$—	$—	$745,129

Derivative Liability:

As of July 31, 2016 and January 31, 2016 the company had $330,772 and $745,129 recorded as derivative liabilities. During the periods ended July 31, 2016 and January 31, 2016 the company recorded $449,643 in gain and $633,185 in loss from the change in the fair value of derivative liabilities.

The derivative liabilities are valued as a level 3 input for valuing financial instruments.

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices. As the price of the common stock varies it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date.

The fair value of the derivative liability is determined using the Black-Scholes option-pricing model and lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. In our calculation at July 31, 2016, volatility ranged from 385% to 437%, the term ranged from 0.49 to 0.64 years, and the risk free interest rate was 6%.

Level 3
Derivatives

Balance, January 31, 2016	$745,129
Derivative Liabilities due to New Convertible Debt	$90,318
Reclassification of Derivative Liabilities to Additional Paid in Capital Due to Conversion of Notes Payable	$(55,032)
Market to Market adjustment of Derivatives	$(449,643)
Ending Balance, July 31, 2016	$330,772

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company maintains its executive offices of approximately 300 sq. ft., at 758 E. Bethel School Road, Coppell, Texas 75019 in the home of the President and CEO for which it pays no rent. The Company plans to lease office space when their operations require it and funding permits.

NOTE 8 – SUBSEQUENT EVENTS

The following shares have been issued subsequent to the balance sheet date:

In November 2017, 55,938,667 shares issued for conversion of $6,050 Note and $2,341 interest that had a conversion feature at 52% of market price per share.

In November 2017, 61,429,041 shares issued for conversion of $4,400 Note and $1,743 interest that had a conversion feature at 52% of market price per share.

In December 2017, 61,455,342 shares issued for conversion of $4,400 Note and $1,745 interest that had a conversion feature at 52% of market price per share.

In January 2018, 34,000,000 shares issued for conversion of $2,250 of debt to JCC Trading, LLC.

On January 31, 2018, 1,000,000 shares were issued for services to Seaside Advisors, LLC.

On January 31, 2018, 30,000,000 shares were issued to Garret Armes to convert $2,250 , a portion of accrued deferred compensation.

On January 31, 2018, 10,000,000 shares were issued to Kate Chambrovich to convert $750, a portion of the accrued deferred compensation.

On January 31, 2018, 15,000,000 shares were issued to Lynn Management, LLC for conversion of $1,125, a portion of an accrued payable owing to them..

On January 31, 2018, 10,000,000 shares were issued to Eilers Law Group P.A. for settlement of $2,000 due to the firm services.

In December 2017, the Company issued a convertible debenture with principal amount of $51,750. The note bears 15% interest, and is due in December 2018. The note can be convertible at 50% of the lowest bid price of common stock reported on National Quotations Bureau OTC Markets for the 40 prior days. The conversion price shall not be higher than $.000075 per share. On March 7, 2018 the Company issued a Warrant to purchase 34,000,000 shares of common stock to the note holder at exercise price of $0.000075 per share. The warrant expires in March, 2021.

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

Recent Activity

Over the last year we have concentrated our efforts into re-launching the employer area of our network into a talent acquisition platform for hiring nurses as well as the launch of a searchable degree program directory.

Along with the talent acquisition platform, we have included what we believe to be the first nurses only map oriented job search. This allows nurses the potential to see hundreds of jobs available them within a geographic radius. By clicking on a pin on the job map they can view and apply for jobs at that specific location.

The degree program directory, targeted to 4 year BSN schools, has 26 degree categories to search such as online RN to BSN programs as well as various PhD programs. We do not charge schools for posting their programs in the directory. However, we do request that they place our social link on their web site and invite their students and alumni to follow them in the Nurses Lounge.

Additionally, we plan to be current with all required filings including the January 31, 2018 Form 10-K by middle to late May. With the completion of this process coming to a close, we are presently looking at various strategic options to enhance shareholder value, including the option of selling our subsidiary, which could relieve the Company of much of its debt.

Our financial statements contain information expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we satisfy our liabilities and commitments in the ordinary course of business.

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

•	Approximately 660 4-year schools offer a Bachelor of Science in Nursing (BSN) and other advanced degrees such as Masters and PhD.

•	Approximately 2,500 community college type schools offer a 2 year Associate Degree in Nursing (ADN).

•	Approximately 6,000 hospitals are located across the U.S. where approximately 60% of all nurses are employed, according to American Association Colleges of Nursing (AACN).

•	An approximate 250,000 shortage in nurses has been predicted by 2018.

Due to the above factors, the Company’s Nurses Lounge professional Network has a significant market for their services and that even with significant competition for recruitment and job placement services as described below in the risk factor entitled “WE WILL FACE SIGNIFICANT COMPETITION FROM MONSTER.COM and CAREERBUILDER, NICHE HEALTHCARE SITES SUCH AS NURSE.COM AND HEALTHECAREERS AS WELL AS JOB AGGREGATOR SITES SUCH AS INDEED.COM AND OTHER INTERNET JOB POSTING WEBSITES”. “, there will be room in the global marketplace for website posting, recruiting and job placement services for the Company’s niche healthcare related websites.

***

Results for the three and six months ended July 31, 2016

Revenue for the three months ended July 31, 2016 and 2015 was $6,023 and $15,115, respectively. The lower revenue for the first quarter in 2016 was primarily due to not having the cash on hand to hire salespeople. As a result the total number of sales in 1st fiscal quarter of 2015 was greater than in same period this year.

Revenue for the six months ended July 31, 2016 and 2015 was $19,468 and $37,550, respectively. The lower revenue for the first half of 2016 was primarily due to not having the cash on hand to hire salespeople. As a result the total number of sales in the first half of 2015 was greater than in same period this year.

Cost of revenues were $500 and $5,088 for the three months ended July 31, 2016 and 2015, respectively. The changes reflect the swings in costs as the Company promotes its nurse portal and the variation in those costs as the Company has yet to enter a period where the operations in sales and cost of sales are relatively constant. Until the Company enters a reasonably constant operating period, the costs will vary widely.

Cost of revenues were $1,500 and $7,433 for the six months ended July 31, 2016 and 2015, respectfully. The changes reflect the swings in costs as the Company promotes its nurse portal and the variation in those costs as the Company has yet to enter a period where the operations in sales and cost of sales are relatively constant. Until the Company enters a reasonably constant operating period, the costs will vary widely.

Selling expenses were $1,225 and $1,704 for the three months ended July 31, 2016 and 2015. This decrease was due to the President doing more of the sales presentations rather than paying rather than paying others to do this work.

Selling expenses were $25,422 and $39,026 for the three months ended July 31, 2016 and 2015. This decrease was due to the President doing more of the sales presentations rather than paying rather than paying others to do this work.

Operating expenses for the three months ended July 31, 2016 and 2015 were $44,203 and $70,069 respectively.

Operating expenses for the six months ended July 31, 2016 and 2015 were $122,385 and $142,105 respectively.

Other expense reflects interest on loans which was $26,560 and $129,535for the three months ended July 31, 2016 and 2015, respectively. Also, there were other expenses relating to the cost of our convertible debt being a loss on derivatives of $0 and $59,015 for the three months ended July 31, 2016 and 2015 respectively.

Other expense reflects interest on loans which was $91,127 and $220,261 for the six months ended July 31, 2016 and 2015, respectively. Also, there were other expenses relating to the cost of our convertible debt being a loss on derivatives of $220,460 and $178,190 for the six months ended July 31, 2016 and 2015 respectively.

Liquidity and Capital Resources

As of July 31, 2016, the Company had negative working capital of $1,727,362, comprised of current assets of $2,446 and current liabilities of $1,729,808.

Net cash used in operations for the three months ended July 31, 2016 was $103,567 compared to $137,907 for the six months ended July 31, 2015.

Cash used for purchase of fixed assets was $0 for the six months ended July 31, 2016 and 2015.

Cash provided by financing activities for the three months ended July 31, 2016 was $104,958 compared to $99,721 for the same period in 2015.

The Company has borrowed funds and/or sold stock for working capital.  These transactions are detailed in the section “Recent Sales of Unregistered Securities”.

Currently the Company does not have sufficient cash reserves or revenues to meet its contractual obligations under its outstanding notes payable and to pay its ongoing monthly expenses, which the Company anticipates totals approximately $300,000 over the next 12 months.  The Company has been able to continue operating to date largely from loans made by its shareholders and other debt financings to date.  The Company is currently looking at both short-term and more permanent financing opportunities, including debt or equity funding, bridge or short term loans, and/or traditional bank funding, but we have not decided on any specific path moving forward.  Unless we have raised sufficient funding to pay our ongoing expenses associated with being a public company, and we have sufficient funds to support our planned operations, the Company can provide no assurances that it will be able to meet its short and long term liquidity needs. The Company continues to generate revenue from the Nurses Lounge business, which the Company believes will increase to the point where the Company can cover its basis monthly obligations, of which there can be no assurance.

Our financial statements contain information expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures are once again effective.  Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended July 31, 2016 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

	Consideration		Date	# Shares
Balance, Number of shares outstanding, January 31, 2016				454,838,100
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(1)	Feb 5, 2016	27,525,867
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(2)	Mar 11, 2016	43,328,767
Common stock at issued fifty percent discount to market per note conversion agreement	Convert note payable	(3)	May 10, 2016	35,962,743
Balance, Number of shares outstanding, July 31, 2016				561,655,477

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

(3) Conversion of Note that had a conversion feature at 50% of market price per share. These shares were issued for the conversion of the $4,000 note and accrued interest.

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

The Company had the following options or warrants outstanding at July 31, 2016:

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

Date: April 23, 2018

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith.