Form 10-Q
period 2016-10-31
MEDCAREERS GROUP, Inc.
filed 2018-05-03
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

Yes [_]   No [X].

As of April 30, 2018, there were 840,478,527 shares of Common Stock of the issuer outstanding.

MEDCAREERS GROUP, INC.

Consolidated Balance Sheets

October 31, 2016 and January 31, 2016

(Unaudited)

	October 31, 2016	January 31, 2016

Assets
Current Assets
Cash and Cash Equivalents	$80	$—
Accounts Receivable	995	995
Other Current Assets	—	83
Total Current Assets	1,075	1,078

Total Assets	$1,075	$1,078

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$64,943	$48,226
Accrued Expenses	44,043	39,590
Accrued Expenses – Related Party	73,085	—
Deferred Revenue	6,578	—
Accrued Interest Payable	370,959	290,682
Derivative Liabilities	403,557	745,129
Short Term Debt, net of Debt Discount of $84,915 and $104,900	911,036	799,572
Short Term Debt – Related Party, net of Debt Discount of $0 and $0	72,500	72,500
Total Current Liabilities	1,946,681	1,995,699

Total Liabilities	1,946,681	1,995,699

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 20,001,000 shares authorized, 330,000 and 0 shares issued and outstanding	—	—
Preferred Stock, Series A, $0.001 par value, 500,000 shares authorized, 330,000 and 330,000 issued and outstanding	330	330
Preferred Stock, Series B, $0.001 par value, 1,000 shares authorized, 1,000 and 1,000 issued and outstanding	1	1
Common Stock, $0.001 par value, 4,000,000,000 shares authorized, 561,655,477 and 454,838,100 shares issued and outstanding	561,655	454,838
Additional Paid In Capital	5,554,626	5,582,990
Accumulated Deficit	(8,062,218)	(8,032,780)
Total Stockholders’ Deficit	(1,945,606)	(1,994,621)

Total Liabilities and Stockholders’ Deficit	$1,075	$1,078

The Accompanying Notes are an Integral Part of these Unaudited Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Consolidated Statement of Operations

For the Three and Nine Months Ended October 31, 2016 and 2015

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015

Revenue	$3,385	$5,175	$22,853	$42,725
Cost of Sales	1,445	2,050	2,945	9,483
Gross Profit (Loss)	1,940	3,125	19,908	33,242

Operating Expenses:
Selling and Marketing	489	12,845	43,000	46,132
General and Administrative	79,885	115,648	182,692	263,493
Total Operating Expenses	80,374	128,493	225,692	309,625

Net Operating Loss	(78,434)	(125,368)	(205,784)	(276,383)

Other Income (Expense)
Gain (Loss) on Derivatives	(72,785)	(159,880)	376,858	(292,712)
Loss on Debt Extinguishment	—	—	—	(45,359)
Interest Expense	(67,025)	(49,308)	(200,512)	(269,568)
Total Other Income (Expense)	(139,810)	(209,188)	176,346	(607,639)

Net Loss	$(218,244)	$(334,556)	$(29,438)	$(884,022)

Basic and Diluted Earnings (Loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding: Basic and Diluted	561,655,477	333,440,671	543,686,983	236,761,001

The Accompanying Notes are an Integral Part of these Unaudited Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended October 31, 2016 (Unaudited)

	Preferred Stock		Preferred Stock
	Series A		Series B		Preferred Stock		Common Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Stockholders’ Deficit at January 31, 2016	330,000	$330	1,000	$1	—	$—	454,838,100	$454,838	$5,582,990	$(8,032,780)	$(1,994,621)

Conversion of Notes Payable to Common Stock	—	—	—	—	—	—	106,817,377	106,817	(83,396)	—	23,421
Derivative Liability Reclassification Due to Debt Conversion	—	—	—	—	—	—	—	—	55,032	—	55,032

Net Loss	—	—	—	—	—	—	—	—	—	(29,438)	(29,438)

Stockholders’ Deficit at October 31, 2016	330,000	$330	1,000	$1	—	$—	525,692,734	$561,655	$5,554,626	$(8,062,218)	$(1,945,606)

The Accompanying Notes are an Integral Part of these Unaudited Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Consolidated Statement of Cash Flows

For the Nine Months Ended October 31, 2016 and 2015

(Unaudited)

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(29,438)	$(884,022)
Adjustments to reconcile net loss to cash used in operating activities:
(Gain) Loss on change of Derivative Liabilities	(376,858)	292,712
Loss of Debt Extinguishment	—	45,359
Amortization of Debt Discount	114,361	159,109
Common Stock Issued for Services	—	6,000
Change in Operating Assets and Liabilities:
Decrease (Increase) in Other Current Assets	83	—
Decrease (Increase) in Accounts Receivable	—	—
(Decrease) Increase in Accounts Payable	16,717	13,314
Increase in Accrued Expenses	7,354	17,284
Increase in Accrued Expenses – Related Party	73,085	—
Increase in Deferred Revenue	6,578	(9,000)
Increase in Interest Payable	83,198	81,442
CASH FLOWS USED IN OPERATING ACTIVITIES	(104,920)	(277,802)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Preferred Stock	—	50,000
Proceeds from Notes Payable	105,000	207,685
Payments on Notes Payable	—	(27,000)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	105,000	230,685

NET INCREASE (DECREASE) IN CASH	80	(47,117)

CASH AT BEGINNING OF PERIOD	—	49,881

CASH AT END OF PERIOD	$80	$2,764

Supplemental disclosure of cash flow information:
Cash Paid for Interest	$—	$66,258
Cash Paid for Income Taxes	$—	$—

Noncash Investing and Financing Activities:
Discount Related to Convertible Debt	$90,318	$155,218
Issuance of Common Shares for Debt Conversion	$23,421	$121,373
Issuance of Preferred Shares for Debt	$—	$290,103
Reclass of Derivatives to Equity Due to Debt Conversion	$55,032	$389,855

The Accompanying Notes are an Integral Part of these Unaudited Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Notes to Financial Statements

October 31, 2016 and 2015

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

Additionally, we are working towards becoming current with all required filings including the January 31, 2018 Form 10-K. With the completion of this process coming to a close, we are presently looking at various strategic options to enhance shareholder value, including the option of selling our subsidiary, which could relieve the Company of much of its debt.

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

Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include the financial statements of the Company and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The financial statements have been prepared in accordance with U.S. GAAP applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements for the years ended January 31, 2015 and 2014, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computation as the audited financial statements for the years ended January 31, 2015 and 2014. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

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

Recently Issued Accounting Pronouncements:

Revenue from Contracts with Customers:    In May 2014, ASC 606 was issued related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The standard will be effective for the Company’s fiscal year beginning January 1, 2017, including interim reporting periods within that year. The new guidance is not expected to have an impact on the Company’s consolidated financial statements.

NOTE 2 - NOTES PAYABLE

The components of the Company’s debt as of October 31, 2016 and January 31, 2016 were as follows:

	October 2016	January 2016
Note Payable - $100,000, 12% interest payable monthly or accrued, due Nov 4, 2013	$100,000	$100,000
Note Payable - $16,000, 12% interest added to note quarterly, due January 31, 2014	16,000	16,000
Note Payable - $45,000, 12% interest added to note quarterly, due Nov 5, 2013	45,000	45,000
Note Payable - $5,000, 12% interest added to note quarterly, due Nov 5, 2013	5,000	5,000
Note Payable - $40,000, 12% interest added to note quarterly, due April 28, 2013	18,000	18,000
Note Payable - $490,150, 12% interest payable monthly or accrued, due Oct 29, 2013	479,150	479,150
Note Payable - $4,000, 12% interest added to note quarterly, due April 30, 2013	—	4,000
Note Payable - $25,000, 12% interest added to note quarterly, due April 30, 2013	25,000	25,000
Note Payable - $5,000, 12% interest added to note quarterly, due Nov 5, 2013	30,000	30,000
Note Payable - $5,000, 8% interest payable accrued to maturity, due Nov 25, 2015	5,000	5,000
Note Payable - $57,958, 8% interest payable accrued to maturity, due Sept 10, 2017	57,958	57,958
Note Payable - $57,958, 8% interest payable accrued to maturity, due Sept 10, 2017	—	259
Note Payable - $23,863, 8% interest payable accrued to maturity, due Sept 10, 2017	23,863	23,863
Note Payable - $12,355 8% interest payable accrued to maturity, due Sept 10, 2017	12,355	12,355
Note Payable - $34,280, 8% interest payable accrued to maturity, due Sept 10, 2017	7,167	27,450
Note Payable - $38,677, 8% interest payable accrued to maturity, due Sept 10, 2017	38,677	38,677
Note Payable - $25,000, 8% interest payable accrued to maturity, due Dec 7, 2017	25,000	25,000
Note Payable - $25,000, 8% interest payable accrued to maturity, due Feb 3, 2018	25,000	—
Note Payable - $30,000, 8% interest payable accrued to maturity, due March 3, 2018	30,000	—
Note Payable - $25,000, 8% interest payable accrued to maturity, due March 24, 2018	25,000	—
Note Payable - $25,000, 8% interest payable accrued to maturity, due March 24, 2018	25,000	—
Deferred Financing Costs	(4,516)	(8,240)
Debt Discount	(77,618)	(104,900)
Subtotal	$911,036	$799,572
Related Party Debt
Note Payable - $19,500, 8% interest payable accrued until maturity, due Jan 2, 2015
Note Payable - $5,500, 8% interest payable accrued until maturity, due July 8, 2015	5,500	5,500
Note Payable - $4,500, 8% interest payable accrued to maturity, due May 5, 2015	4,500	4,500
Note Payable - $24,297, 8% interest payable accrued to maturity, due May 14, 2015	23,297	23,297
Note Payable - $7,703, 8% interest payable accrued to maturity, due May 19, 2015	7,703	7,703
Note Payable - $26,500, 8% interest payable accrued to maturity, due June 12, 2015	26,500	26,500
Note Payable - $5,000, 8% interest payable accrued until maturity, due July 19, 2016	5,000	5,000
Subtotal – Related Party Debt	72,500	72,500
Total	$983,536	$872,072

The Company had accrued interest payable of $369,711 and $290,682 interest on the notes at October 31, 2016 and January 31, 2016, respectively.

The Company has entered in to various promissory notes with lenders during the periods ended October 31, 2016 and the year ended January 31, 2016 bearing interest at between 8% and 12% rate per annum, unsecured, payable on demand and convertible into the Company’s common stock. The conversion price ranges from 52% to 50% of the average of the three lowest closing bid prices of the common stock during the 10 or 25 trading days prior to conversion.

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

During the nine months ended October 31, 2016, the Company converted a total of $23,421 of the convertible debt plus accrued interest into 106,817,377 common shares.

A summary of the debt in total is as follows:

	2016	2015
Convertible debt – fixed conversion rate	$693,150	$692,150
Convertible debt – variable conversion rates, net of debt discount	192,886	82,422
Convertible debt – variable conversion rates, Related Party, net of debt discount	72,500	72,500
Non-Convertible debt	25,000	25,000
Net	$983,536	$872,072

The Company has $693,150 and $692,150 of debt that is convertible at ranges from $0.06 to $1.00 per share and accrues interest between 8% and 12% at October 31, 2016 and January 31, 2016 respectively.

The Company has $25,000 and $25,000 of debt which has no conversion feature at October 31, 2016 and January 31, 2016 respectively.

The Company has $192,886 and $82,422 of debt (net of debt discount) with variable conversion price ranges from 52% to 50% of the average of the three lowest closing bid prices of the common stock during the 10 or 25 trading days prior to conversion as of October 31, 2016 and January 31, 2016 respectively.

The company has $72,500 of related party convertible debt at October 31, 2016 and January 31, 2016.

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

There were 330,000 Series A preferred shares outstanding at October 31, 2016 and January 31, 2016.

There were 1,000 Series B preferred shares outstanding at October 31, 2016 and January 31, 2016.

Common Stock:

The Company is authorized to issue 4,000,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. At October 31, 2016 and January 31, 2016, there were 561,655,477 and 454,838,100 shares outstanding, respectively. No dividends were paid in the period ended October 31, 2016 or in the year ended January 31, 2016.

The Company issued the following shares of common stock in the nine months ended October 31, 2016:

The company issued 106,817,377 shares of common stock for the conversion of Notes payable and accrued interest in the amount of $23,421.

Options and Warrants:

The Company recorded option and warrant expense of $0 in the period ended October 31, 2016 and the year ended January 31, 2016.

The Company had the following options or warrants outstanding at October 31, 2016:

Issued To	# Options	Dated	Expire	Strike Price
Shareholder	127,500	04/29/2012	04/29/2017	$0.10 per share
Shareholder	127,500	07/31/2013	07/31/2017	$0.10 per share
Shareholder	2,000,000	01/18/2013	01/18/2018	$0.05 per share
Lender	3,500,000	07/02/2015	07/01/2019	$0.10 per share

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 31, 2016	—	$—	6,982,500	$0.09
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and canceled	—	—	1,227,500	—
Outstanding at October 31, 2016	—	$—	5,755,000	$0.08

Summary of warrants outstanding and exercisable as of October 31, 2016 is as follows:

Range of Exercise Prices	Weighted Average Remaining Contractual Life (years)	Number of Warrants Outstanding	Number of Warrants Exercisable
$ 0.05 to $ 0.12	1.36	5,755,000	5,755,000

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

NOTE 5 – GOING CONCERN AND FINANCIAL POSITION

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative losses through October 31, 2016 of $8,062,218 and has a working capital deficit at October 31, 2016 of $(1,945,606).

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

As of October 31, 2016 and January 31, 2016, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs.

Fair Value Measurement at October 31, 2016 Using:

	October 31, 2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
None	$—	$—	$—	$—
Totals	$—	$—	$—	$—

Liabilities:
Derivative Liabilities	$403,557	$—	$—	$403,557
Totals	$403,557	$—	$—	$403,557

	January 31, 2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
None	$—	$—	$—	$—
Totals	$—	$—	$—	$—

Liabilities:
Derivative Liabilities	$745,129	$—	$—	$745,129
Totals	$745,129	$—	$—	$745,129

Derivative Liability:

As of October 31, 2016 and January 31, 2016 the company had $403,557 and $745,129 recorded as derivative liabilities. During the periods ended October 31, 2016 and January 31, 2016 the company recorded $210,460 in loss and $633,185 in loss from the change in the fair value of derivative liabilities.

The derivative liabilities are valued as a level 3 input for valuing financial instruments.

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices. As the price of the common stock varies it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date.

The fair value of the derivative liability is determined using the Black-Scholes option-pricing model and lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. In our calculation at October 31, 2016, volatility ranged from 385% to 437%, the term ranged from 0.49 to 0.64 years, and the risk free interest rate was 6%.

Level 3
Derivatives

Balance, January 31, 2016	$745,129
Derivative Liabilities due to New Convertible Debt	$90,318
Reclassification of Derivative Liabilities to Additional Paid in Capital Due to Conversion of Notes Payable	$(55,032)
Market to Market adjustment of Derivatives	$(376,858)
Ending Balance, October 31, 2016	$403,557

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company maintains its executive offices of approximately 300 sq. ft., at 758 E. Bethel School Road, Coppell, Texas 75019 in the home of the President and CEO for which it pays no rent. The Company plans to lease office space when their operations require it and funding permits.

The company has $72,500 of related party convertible debt at October 31, 2016 and January 31, 2016 as described further in Note 2.

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

On January 31, 2018, 15,000,000 shares were issued to Lynn Management, LLC for conversion of $1,125, a portion of an accrued payable owing to them.

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

Additionally, we are working towards to becoming current with all required filings including the January 31, 2018 Form 10-K. With the completion of this process coming to a close, we are presently looking at various strategic options to enhance shareholder value, including the option of selling our subsidiary, which could relieve the Company of much of its debt.

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

***

Results for the three and nine months ended October 31, 2016

Revenue for the three months ended October 31, 2016 and 2015 was $3,385 and $5,175, respectively. The lower revenue for the first quarter in 2016 was primarily due to the Company not having cash to hire salespeople.

Revenue for the nine months ended October 31, 2016 and 2015 was $22,853 and $42,725, respectively. The lower revenue for the first quarter in 2016 was primarily due to the Company not having cash to hire salespeople.

Cost of revenues were $1,445 and $2,050 for the three months ended October 31, 2016 and 2015, respectively. The changes reflect the reduced cash to operate with and the President doing most of the selling.

Cost of revenues were $2,945 and $9,483 for the nine months ended October 31, 2016 and 2015, respectfully. The changes reflect the reduced cash to operate with and the President doing most of the selling.

Selling expenses were $489 and $12,845 for the three months ended October 31, 2016 and 2015. This decrease was due to the President doing more of the sales presentations rather than paying rather than paying others to do this work.

Selling expenses were $25,911 and $46,132 for the nine months ended October 31, 2016 and 2015. This decrease was due to the President doing more of the sales presentations rather than paying rather than paying others to do this work.

Operating expenses for the three months ended October 31, 2016 and 2015 were $32,379 and $115,648 respectively.

Operating expenses for the nine months ended October 31, 2016 and 2015 were $152,275 and $263,493 respectively.

Other expense reflects interest on loans which was $138,633 and $49,308 for the three months ended October 31, 2016 and 2015, respectively. Also, there were other expenses relating to the cost of our convertible debt being a loss on derivatives of $0 and $0 for the three months ended October 31, 2016 and 2015 respectively.

Other expense reflects interest on loans which was $272,120 and $269,568 for the nine months ended October 31, 2016 and 2015, respectively. Also, there were other expenses relating to the cost of our convertible debt being a gain of $400,960 on derivatives and a loss of $292,712 on derivatives for the nine months ended October 31, 2016 and 2015 respectively. In the nine months ended October 31, 2015, the Company also had a loss on debt extinguishment of $45,359.

Liquidity and Capital Resources

As of October 31, 2016, the Company had negative working capital of $1,945,606, comprised of current assets of $1,075 and current liabilities of $1,946,881.

Net cash used in operations for the nine months ended October 31, 2016 was $103,629 compared to $277,802 for the nine months ended October 31, 2015.

Cash used for purchase of fixed assets was $0 for the nine months ended October 31, 2016 and 2015.

Cash provided by financing activities for the nine months ended October 31, 2016 was $103,709 compared to $230,685 for the same period in 2015.

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

ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures are once again effective. Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended October 31, 2016 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

	Consideration		Date	# Shares
Balance, Number of shares outstanding, January 31, 2016				454,838,100
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(1)	Feb 5, 2016	27,525,867
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(2)	Mar 11, 2016	43,328,767
Common stock at issued fifty percent discount to market per note conversion agreement	Convert note payable	(3)	May 10, 2016	35,962,743
Balance, Number of shares outstanding, October 31, 2016				561,655,477

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

Options and Warrants

The Company had the following options or warrants outstanding at October 31, 2016:

Issued To	# Options	Dated	Expire	Strike Price
Shareholder (1)	127,500	04/29/2012	04/29/2017	$0.10 per share
Shareholder (1)	127,500	07/31/2013	07/31/2017	$0.10 per share
Shareholder (2)	2,000,000	01/18/2013	01/18/2018	$0.05 per share
Lender (3)	3,500,000	07/02/2014	07/01/2019	$0.10 per share

(1) Two options for 127,500 shares of restricted common stock at an exercise price of $0.10 per share and for a term of 5 years was awarded Geneva7, LLC in consideration for renewing the loan it has with the company of $25,000 two times. Geneva7, LLC originally loaned the company $25,000 at 12% interest on August 29, 2011 and was awarded an option to purchase 127,500 shares of restricted common stock at an exercise price of $0.10. The term of the option is 5 years and expired without it being exercised. The loan matured on April 30th 2012 and Geneva 7 agreed to renew the loan and accrue interest thru July 31, 2013 and additionally renewed the loan thru October 31, 2103 when it matured on July 31, 2013. With each additional renewal Geneva7 received an additional option to purchase 127,500 shares of restricted common stock at an exercise price of $0.10 per share and for a term of 5 years. This note was sold to a third party who converted the note into common shares at market and sold the shares. At October 31, 2016, one of the options had expired and two remain outstanding.

(2) On January 9, 2013 the company issued 2,000,000 units of its securities in a private placement to an accredited investor. The price of these Units was $0.10 per unit. Each Unit consists of 1 share of restricted common stock valued at $0.10 per share for a total of 2,000,000 shares and one 5 year Warrant. Each Series B Warrant entitles the holder to purchase one share of common stock at an exercise price of $0.05 per share and subject to adjustments due to recapitalization or reclassification of common stock.

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

(3) Option for 3,500,000 common shares granted to a lender as part of the loan transaction. The options have a strike price of $0.10 per share and expire on July 1, 2019.

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

Date: May 3, 2018

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith.