Form 10-K
period 2017-01-31
MEDCAREERS GROUP, Inc.
filed 2018-05-18
CIK 1438901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   January 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission file number:   333-152444

MEDCAREERS GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-1580812
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

758 E. Bethel School Rd., Coppell, Texas	75019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (972) 393-5892

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

Yes [  ]          No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accredited filer	[ ]	Accredited filer	[ ]

Non-accredited filer	[ ]	Smaller reporting company	[X]

		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]          No [X]

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the average bid and asked prices of the common stock on July 31, 2016 (the last business day of the registrant’s most recently completed fiscal period covered by this report) was approximately $215 thousand.

Number of common shares outstanding at May 18, 2018:   840,478,527

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

Item 1.  Business.

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

Additionally, we plan to be current with all required filings including the January 31, 2018 Form 10-K. With the completion of this process coming to a close, we are presently looking at various strategic options to enhance shareholder value, including the option of selling our subsidiary, which could relieve the Company of much of its debt.

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

•	According to a 2013 survey conducted by the National Council of State Boards of Nursing and The Forum of State Nursing Workforce Centers, 55% of the RN workforce is age 50 or older.

•	Approximately 700 schools offer a Bachelor of Science in Nursing (BSN) and other advanced degrees such as Masters and PhD.

•	Approximately 2,500 community college type schools offer a 2 year Associate Degree in Nursing (ADN).

•	Approximately 6,000 hospitals are located across the U.S. where approximately 60% of all nurses are employed, according to American Association Colleges of Nursing (AACN).

•	An approximate 250,000 shortage in nurses has been predicted by 2018.

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

We Require Additional Capital In Order To Take The Necessary Steps To Grow Our Business.

Currently, the Company does not have available funds to develop the marketing and advertising materials or fund other operating and general and administrative expenses necessary to grow its business.  The Company has decided to abandon the previously announced acquisition targets described above and focus on the Nurses Lounge business which does not require significant capital.  The Company believes that moving forward it will be able to enlist commission based sales persons to generate sales and revenue without incurring significant overhead.  The Company has used some available funds to hire independent contractors to pursue sales.  If we cannot secure additional financing, our growth and operations could be impaired by limitations on our access to capital. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it could have a material adverse impact upon our ability to conduct our business operations and pursue our expansion of Nurses Lounge.  As of the date of this report, we have only limited operations, and did not generate any significant revenues during the years ended January 31, 2017 or 2016.   In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan, which could cause any securities in the Company to be worthless.

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

We Have Historically Generated Limited Revenues And Have Generated Only Nominal Revenues For A Period Of Over Two Years.

We generated nominal revenues for the years ended January 31, 2017 and 2016 of $30,414 and $50,985 respectively. Furthermore, we anticipate our expenses increasing in the future.  We do not currently generate significant revenues.  We can make no assurances that we will be able to generate any revenues in the future, that we will have sufficient funding to support our operations and pay our expenses.  In the event we are unable to generate revenues and/or support our operations, we will be forced to curtail and/or abandon our current business plan and any investment in the Company could become worthless.

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

Timothy Armes, The Chief Executive Officer Of The Company, Exercises Significant Voting Control Over The Company.

As a result of the Exchange and the other transactions described above, Timothy Armes, the former largest shareholder of Nurses Lounge and our Chief Executive Officer and sole director, has beneficial ownership of 129,618,724 shares (such shares includes 4 million shares issuable upon the exercise of outstanding options) or approximately 22.6% of the Company’s common stock.  Therefore, Mr. Armes currently has significant voting control in determining the outcome of all corporate transactions or other matters, including the election and removal of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Armes from any officer position or director position he may choose to hold within the Company, which will mean he will remain in constructive control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company’s common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

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

Our Losses Raise Doubt As To Whether We Can Continue As A Going Concern.

We had cumulative operating losses through January 31, 2017 of $8,237,036 and had a working capital deficit at January 31, 2017 of $2,120,424.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or obtain profitable operations. As such, there is substantial doubt as to our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

Our Industry Is Highly Competitive.

The Company’s industry is highly competitive and fragmented. The Company expects competition to intensify in the future. The Company competes in its market with numerous national, regional and local companies, many of which have substantially greater financial, managerial and other resources than those presently available to the Company. Numerous well-established companies are focusing significant resources on providing services that currently compete and will compete with the Company’s services in the future.  Although we believe that there is a need for a “niche” business, such as ours, the Company can make no assurance that it will be able to effectively compete with these other companies that may enter the market of Nurses Lounge. In the event that the Company cannot effectively compete on a continuing basis or competitive pressures arise, such inability to compete or competitive pressures will have a material adverse effect on the Company’s business, results of operations and financial condition.

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

We May Be Unable To Build Awareness Of The “Nurses Lounge” Brand Name.

We believe that building awareness of the “Nurses Lounge” brand name is critical to achieving widespread acceptance of our services. Brand recognition is a key differentiating factor among providers of online recruitment offerings and other services and we believe it could become more important as competition increases. Moving forward, funding permitting, we may find it necessary to spend significant funds on our sales and marketing efforts or otherwise increase our financial commitment, if any, to creating and maintaining brand awareness among potential customers. If we fail to successfully promote and maintain our brand or incur significant expenses in promoting our brand, our business, results of operations and financial condition could be materially and adversely affected.

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

Breaches Of Internet Security Could Adversely Affect Our Business Operations.

The need to securely transmit confidential information over the Internet has been a significant barrier to electronic commerce and communications over the Internet. Any well-publicized compromise of security on the Internet could deter more people from using the Internet or from using it to conduct transactions that involve transmitting confidential information, such as a job seeker’s resume or an employer’s hiring needs. We may be required to incur significant costs to protect against the threat of security breaches to our websites in the future or to alleviate problems caused by such breaches. If any of these events occur, our business, results of operations and financial condition could be materially and adversely affected.

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

Our Growth Will Place Significant Strains On Our Resources.

The Company’s growth, if any, is expected to place a significant strain on the Company’s managerial, operational and financial resources as the Company only has two officers and a small number of employees and the Company will likely continue to have limited employees in the future.  Furthermore, assuming the Company receives clients, it will be required to manage multiple relationships with various clients and other third parties. These requirements will be exacerbated in the event of further growth of the Company or in the number of its clients. There can be no assurance that the Company’s systems, procedures or controls will be adequate to support the Company’s operations or that the Company will be able to achieve the rapid execution necessary to successfully offer its services and implement its business plan. The Company’s future operating results, if any, will also depend on its ability to add additional personnel commensurate with the growth of its business, if any. If the Company is unable to manage growth effectively, the Company’s business, results of operations and financial condition will be adversely affected.

Our Articles Of Incorporation, As Amended, And Bylaws Limit The Liability Of, And Provide Indemnification For, Our Officers And Directors.

Our Articles of Incorporation, generally limit our officers’ and directors’ personal liability to the Company and its stockholders for breach of fiduciary duty as an officer or director except for breach of the duty of loyalty or acts or omissions not made in good faith or which involve intentional misconduct or a knowing violation of law. Our Articles of Incorporation, as amended, and Bylaws provide indemnification for our officers and directors to the fullest extent authorized by the Nevada Revised Statutes against all expense, liability, and loss, including attorney’s fees, judgments, fines excise taxes or penalties and amounts to be paid in settlement reasonably incurred or suffered by an officer or director in connection with any action, suit or proceeding, whether civil or criminal, administrative or investigative (hereinafter a “Proceeding”) to which the officer or director is made a party or is threatened to be made a party, or in which the officer or director is involved by reason of the fact that he or she is or was an officer or director of the Company, or is or was serving at the request of the Company as an officer or director of another corporation or of a partnership, joint venture, trust or other enterprise whether the basis of the Proceeding is alleged action in an official capacity as an officer or director, or in any other capacity while serving as an officer or director. Thus, the Company may be prevented from recovering damages for certain alleged errors or omissions by the officers and directors for liabilities incurred in connection with their good faith acts for the Company.  Such an indemnification payment might deplete the Company’s assets. Stockholders who have questions respecting the fiduciary obligations of the officers and directors of the Company should consult with independent legal counsel. It is the position of the Securities and Exchange Commission that exculpation from and indemnification for liabilities arising under the Securities Act of 1933, as amended and the rules and regulations thereunder is against public policy and therefore unenforceable.

As We Are A Public Reporting Company, We Will Incur Significant Costs In Connection With Compliance With Section 404 Of The Sarbanes Oxley Act, And Our Management Will Be Required To Devote Substantial Time To New Compliance Initiatives.

We are subject to among other things, the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (provided however that we are currently deficient in our filing obligations), and will incur significant legal, accounting and other expenses in connection with such requirements.  The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we report on the effectiveness of our internal controls for financial reporting and disclosure of controls and procedures. Our compliance with Section 404 will require that we incur additional accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to have effective internal controls for financial reporting. Additionally, due to the fact that we only have two persons who serve as our officers and directors, who have no experience as officers or directors of a reporting company, such lack of experienced personnel may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information to our stockholders. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.  Additionally, moving forward we anticipate having a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock.  Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, ask and closing prices) will be entirely arbitrary, will not relate to the actual value of the Company, and will not reflect the actual value of our common stock.  Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in the Company’s public reports, industry information, and those business valuation methods commonly used to value private companies.

Investors May Face Significant Restrictions On The Resale Of Our Common Stock Due To Federal Regulations Of Penny Stocks.

Our common stock will be subject to the requirements of Rule 15g-9, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

In addition, various state securities laws impose restrictions on transferring “penny stocks” and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Executive Offices

The Company maintains its executive offices of approximately 300 sq. ft., at 758 E. Bethel School Road, Coppell, Texas 75019 in the home of the President and CEO for which it pays no rent. The Company plans to lease office space when their operations require it and funding permits.

Item 3.  Legal Proceedings.

None.

Item 4.  Mine Safety Disclosures.

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the OTC Pink market (otherwise known as the “pink sheets”) maintained by OTC Markets under the symbol “MCGI”.  The following table sets forth, for the periods indicated, the high and low sales prices, which set forth reflect inter-dealer prices, without retail mark-up or mark-down and without commissions; and may not reflect actual transactions.

Calendar Quarter Ending	Low	High

January 31, 2017	0.0003	0.0004
October 31, 2016	0.0002	0.0005
July 31, 2016	0.0003	0.0005
April 31, 2016	0.0005	0.0008

January 31, 2016	0.0002	0.0008
October 31, 2015	0.0002	0.0011
July 31, 2015	0.0003	0.0025
April 31, 2015	0.0010	0.0044

No cash dividends on the Company common stock have been declared or paid since the Company’s inception. The Company had approximately 80 shareholders at March 8, 2018. This does not include shareholders that hold their shares in street name or with a broker.

Recent Sales of Unregistered Securities

Preferred Stock

On January 26, 2016, pursuant to the rights available under the Articles of Incorporated, as amended from time to time, the Board of Directors of MedCareers, Inc. (the “Company”) authorized the issuance of 1,000 shares of to be designated Series B Preferred shares as payment incentive for continued employment to Timothy Armes, the Company’s Chief Executive Officer.  The issuance was confirmed by the shareholders of the Company, though no shareholder approval was required, on January 13, 2016. The issuance could not be deemed effective until a formal designation was accepted by the state of Nevada.  On April, 27, 2016, the designation of a series of Preferred A stock and a series B Preferred stock was stamped as accepted by the state of Nevada, upon which the issuance of 1,000 shares of Series B Preferred shares to Timothy Armes was deemed effective.

The Company relied upon an exemption from registration in accordance with Section 4(2) of the Securities Act of 1933.

Common Stock

	Consideration		Date	# Shares
Balance, Number of shares outstanding, July 31, 2015				320,746,088
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(1)	Jul 13, 2015	12,799,812
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(2)	Sept 30, 2015	34,292,200
Common Stock Issued for Services – Related Party	Shares Issued for Services	(3)	Oct 8, 2015	15,000,000
Common Stock Issued for Services – Related Party	Shares Issued for Services	(4)	Dec 18, 2015	72,000,000
Balance, Number of shares outstanding, January 31, 2016				454,838,100
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(1)	Feb 5, 2016	27,525,867
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(2)	Mar 11, 2016	43,328,767
Common stock at issued fifty percent discount to market per note conversion agreement	Convert note payable	(3)	May 10, 2016	35,962,743
Balance, Number of shares outstanding, January 31, 2017				561,655,477

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

(3) Shares issued for services to Vice President of our subsidiary, Nurses Lounge, Inc. These shares were issued with a value of $6,000.

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

(4) Shares issued for services to the President of the Company. These shares were issued with a value of $30,000.

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

(5) Partial conversion of Note that had a conversion feature at 50% of market price per share. These shares were issued for the conversion of $4,000 of the note.

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

(6) Partial conversion of Note that had a conversion feature at 50% of market price per share. These shares were issued for the conversion of $12,500 of the note.

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

(7) Partial conversion of Note that had a conversion feature at 50% of market price per share. These shares were issued for the conversion of $4,000 of the note.

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

The Company had the following options or warrants outstanding at January 31, 2017:

Issued To	# Options	Dated	Expire	Strike Price
Shareholder (1)	127,500	04/29/2012	04/29/2017	$0.10 per share
Shareholder (1)	127,500	07/31/2013	07/31/2017	$0.10 per share
Shareholder (2)	2,000,000	01/18/2013	01/18/2018	$0.05 per share
Lender (3)	3,500,000	07/02/2014	07/01/2019	$0.10 per share

(1) Three options (two remaining outstanding) for 127,500 shares of restricted common stock at an exercise price of $0.10 per share and for a term of 5 years was awarded Geneva7, LLC in consideration for loaning the company $25,000 and renewing the note two additional times. Geneva7, LLC originally loaned the company $25,000 at 12% interest on August 29, 2011 and was awarded an option to purchase 127,500 shares of restricted common stock at an exercise price of $0.10. The term of the option is 5 years. The loan matured on April 30th 2012 and Geneva 7 agreed to renew the loan and accrue interest thru July 31, 2013 and additionally renewed the loan thru October 31, 2103 when it matured on July 31, 2013. With each additional renewal Geneva7 received an additional option to purchase 127,500 shares of restricted common stock at an exercise price of $0.10 per share and for a term of 5 years. This note was sold to a third party who converted the note into common shares at market and sold the shares.

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

The following table provides information as of January 31, 2017 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding those in first column)
Equity compensation plans approved by the security holders	—	$—	—
Equity compensation plans not approved by the security holders	—	—	—
Total	—	$—	—

Certain options outstanding to consultants or shareholders are detailed in the prior section “Recent sales of Unregistered Securities”.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Additionally, we plan to be current with all required filings including the January 31, 2018 Form 10-K. With the completion of this process coming to a close, we are presently looking at various strategic options to enhance shareholder value, including the option of selling our subsidiary, which could relieve the Company of much of its debt.

Results of Operations For the Year Ended January 31, 2017 compared to the year ended January 31, 2016

We had revenue of $30,414 for the year ended January 31, 2017, compared to $50,985 for the year ended January 31, 2016.  We had total cost of revenues of $2,945 and total gross profit of $27,469 for the year ended January 31, 2017, compared to cost of revenues of $12,973 and total gross profit of $38,012 for the year ended January 31, 2016.

We had total operating expenses of $312,543 for the year ended January 31, 2017, consisting of $27,831 of selling and marketing expenses and $284,712 of general and administrative expenses.  For the year ended January 31, 2016, we had total operating expenses of $341,914, consisting of $48,523 of selling and marketing expenses and $293,391 of general and administrative expenses, which included $36,000 of common stock issued for services.

We had total other income of $80,818 for the year ended January 31, 2017, consisting of interest expense of $119,691, gain on derivatives of $358,442, amortization of debt discount of $152,940 and amortization of deferred financing costs of $4,993.

We had total other expenses of $1,005,518 for the year ended January 31, 2016, consisting of interest expense of $175,904, loss on derivatives of $633,185, amortization of debt discount of $194,711and amortization of deferred financing costs of $1,718.

We had a net loss of $204,256 for the year ended January 31, 2017, compared to a net loss of $1,309,420 for the year ended January 31, 2016, a decrease in net loss of $1,105,164 from the prior period, due to mainly to the gain on derivatives for the period.

Liquidity and Capital Resources

As of January 31, 2017, the Company had total current assets of $1,156, consisting of cash and cash equivalents. We had total liabilities of $2,129,238, made up of accounts payable of $67,423, accrued expenses of $44,024, accrued expenses to related parties of $145,650, deferred revenue of $10,902, accrued interest payable of $407,433, derivative liabilities of $421,973 and $951,427 of short term debt net of debt discounts of $(42,278), and $72,500 of short term debt to related parties. We had negative working capital of $2,128,082 as of January 31, 2017.

Net cash used in operations for the year ended January 31, 2017 was $103,844 compared to $306,887 for the year ended January 31, 2016.

Cash provided by financing activities for the year ended January 31, 2017 was $105,000 compared to $257,006 for the year ended January 31, 2016. This is primarily due to an increase in the proceeds from notes payable.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8.  Financial Statements and Supplementary Data.

The Company’s consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of January 31, 2017 and 2016 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended have been audited by MaloneBailey, LLP. MaloneBailey, LLP is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure on Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2017. This evaluation was accomplished under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) who concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure.

We have identified the following weaknesses in our internal controls:

Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction

Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control, and lack of accounting personnel with experience in SEC reporting and U.S. GAAP.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at January 31, 2017. Based on its evaluation, our management concluded that, as of January 31, 2017, our internal control over financial reporting was not effective because of limited staff and a need for a full time chief financial officer and the identification of the material weaknesses described above.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table lists the names and ages of the executive officers and director of the Company.  The director(s) will continue to serve until the next annual shareholders meeting, or until their successors are elected and qualified. All officers serve at the discretion of the Board of Directors.

Name	Age	Position	Date First Appointed/ Elected To the Company
Timothy Armes	60	Chairman, Chief Executive Officer, President, Secretary and Treasurer and President and Chief Executive Officer of Medcareers	August 2011

		Chairman, Chief Executive Officer, President, Secretary and Treasurer and President and Chief Executive Officer of Nurses Lounge	September 2006

Garret Armes	32	Vice President of Nurses Lounge	November 18, 2009

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

In lieu of an Audit Committee, the Company’s Board of Directors (currently consisting solely of Timothy Armes), is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company’s internal accounting controls, practices and policies.

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

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have an independent board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Exchange Act.

We believe that our sole director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The sole director does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committee can be adequately performed by the sole director. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

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

Board Meetings and Annual Meeting

During the fiscal year ended January 31, 2017, our Board of Directors (currently consisting solely of Timothy Armes) did not meet or hold any formal meetings.  We did not hold an annual meeting in the year ended 2017.  In the absence of formal board meetings, the Board conducted all of its business and approved all corporate actions during the fiscal year ended January 31, 2017 by the unanimous written consent of its sole director.

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

Item 11.  Executive Compensation.

Summary Compensation Table

The table below summarizes the total compensation paid or earned by the Company’s Chief Executive Officer and Chief Financial Officer during the fiscal years ended January 31, 2013 and 2012.  The Company did not have any executive officers who received total compensation in excess of $100,000 during the fiscal years disclosed below, other than disclosed below.

Name and principal position (1)	Year	Salary	Bonus	Stock Awards	Option Awards	All other compensation*	Total compensation

Timothy Armes	2017	$14,000	—	—	—	—	$14,000
CEO, President, Treasurer, Secretary and Director (2)	2016	$75,400	—	$30,000	—	—	$105,400

Garret Armes	2017	$5,100	—	—	—	—	$5,100
Vice President Nurses Lounge	2016	$29,850	—	$6,000	—	—	$35,850

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

Based on information available to us, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after May 12, 2016 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage of ownership of any other person. The following table is based on 784,630,067 common shares issued and outstanding as of March 16, 2018.

	Beneficial Owner	Address	Common Shares	Percent Ownership

Common Stock	Timothy Armes Chairman / CEO President, Secretary, CFO	748 E Bethel School Road Coppell, Texas 75019	129,627,564	16.5%

Common Stock	Garret Armes Vice President Nurses Lounge	748 E Bethel School Road Coppell, Texas 75019	16,945,000	2.1%

	All Officers and Directors as a Group (2 Persons)		146,572,641	32.2%

	Greater than 5% Shareholders		—	—

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

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

Investment	Acceptance Date	Units (.25)	New Shares Issued (.10)	Warrants	Warrant#
$200,000	01/09/13	2,000,000	2,000,000	2,000,000	B-100
		Exercise Price		$0.12
		Potential Proceeds		240,000

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

Item 14.  Principal Accounting Fees and Services.

(1) Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant’s annual financial statements and review of the financial statements included in the registrant’s Form 10-K and Form 10-Q(s) for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for fiscal years 2017 and 2016 was $26,000 and $26,000, respectively.

(2) Audit Related Fees

None

(3) Tax Fees

None

(4) All Other Fees

None

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

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

Date: May 18, 2018

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

*   Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MedCareers Group, Inc.

Coppell, Texas

We have audited the accompanying consolidated balance sheets of MedCareers Group, Inc. and its subsidiary (the “Company”) as of January 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring loss from operations and has a working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP

MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

May 18, 2018

MEDCAREERS GROUP, INC.

Consolidated Balance Sheets

January 31, 2017 and 2016

	2017	2016
Assets
Current Assets
Cash and Cash Equivalents	$1,156	$—
Accounts Receivable	—	995
Other Current Assets	—	83
Total Current Assets	1,156	1,078

Total Assets	$1,156	$1,078

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$67,424	$48,226
Accrued Expenses	44,023	39,590
Accrued Expenses – Related Party	145,650	—
Deferred Revenue	10,902	—
Accrued Interest Payable	407,681	290,682
Derivative Liabilities	421,973	745,129
Short Term Debt, net of Debt Discount of $45,526 and $92,980	951,427	799,572
Short Term Debt – Related Party	72,500	72,500
Total Current Liabilities	2,121,580	1,995,699

Total Liabilities	2,121,580	1,995,699

Stockholders’ Deficit
Preferred Stock, $0.001par value, 19,500,000 authorized but undesignated
Preferred Stock, Series A, $0.001 par value, 500,000 shares authorized 330,000 and 330,000 shares issued and outstanding	330	330
Preferred Stock, Series B, $0.001 par value, 1,000 shares authorized, 1,000 and 1,000 shares issued and outstanding	1	1
Common Stock, $0.001 par value,4,000,000,000 shares authorized, 561,655,477 and 95,683,914 shares issued and outstanding	561,655	454,838
Additional Paid In Capital	5,554,626	5,582,990
Accumulated Deficit	(8,237,036)	(8,032,780)
Total Stockholders’ Deficit	(2,120,424)	(1,994,621)

Total Liabilities and Stockholders’ Deficit	$1,156	$1,078

The Accompanying Notes are an Integral Part of these consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Consolidated Statement of Operations

For the Years Ended January 31, 2017 and 2016

	2017	2016
Revenue	$30,414	$50,985

Operating Expenses:
Cost of Revenues	2,945	12,973
Selling and Advertising Expenses	27,831	48,523
General and Administrative	284,712	293,391
Total Operating Expenses	315,488	354,887

Net Operating Loss	(285,074)	(303,902)

Other (Expense)
Amortization of Debt Discount	(152,940)	(194,711)
Amortization of Deferred Financing Costs	(4,733)	(1,718)
Gain (Loss) on Derivatives	358,442	(633,185)
Interest Expense	(119,951)	(175,904)
Total Other Income (Expense)	80,818	(1,005,518)

Net Loss	$(204,256)	$(1,309,420)

Basic and Diluted Weighted Average Shares Outstanding	543,051,889	290,150,304
Basic and Diluted Loss per Share	$(0.00)	$(0.00)

The Accompanying Notes are an Integral Part of these consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Years Ended January 31, 2017 and 2016

	Preferred Stock		Preferred Stock
	Series A		Series B		Preferred Stock		Common Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Stockholders’ Deficit at January 31, 2015	—	$—	1,000	$1	—	$—	95,683,914	$95,684	$5,055,144	$(6,723,360)	$(1,572,532)
Issuance of Common Stock for Services	—	—	—	—	—	—	87,000,000	87,000	(51,000)	—	36,000
Sale of Preferred Shares for Cash	50,000	50	—	—	—	—	—	—	49,950	—	50,000
Conversion of Notes Payable to Preferred Stock	280,000	280	—	—	—	—	—	—	289,823	—	290,103
Conversion to Common Stock of:
Notes Payable – Related Party	—	—	—	—	—	—	38,724,769	38,725	(18,588)	—	20,137
Notes Payable	—	—	—	—	—	—	233,429,417	233,429	(132,193)	—	101,236
Reclass of Derivative Liability to Equity Upon Conversion	—	—	—	—	—	—	—	—	389,855	—	389,855
Net Loss	—	—	—	—	—	—	—	—	—	(1,309,420)	(1,309,420)
Stockholders’ Deficit at January 31, 2016	330,000	$330	1,000	$1	—	$—	454,838,100	$454,838	$5,582,990	$(8,032,780)	$(1,994,621)
Conversion of Notes Payable to Common Stock	—	—	—	—	—	—	106,817,377	106,817	(83,396)	—	23,421
Reclass of Derivative Liability to Equity Upon Conversion	—	—	—	—	—	—	—	—	55,032	—	55,032
Net Loss	—	—	—	—	—	—	—	—	—	(204,256)	(204,256)
Stockholders’ Deficit at January 31, 2017	330,000	$330	1,000	$1	—	$—	561,655,477	$561,655	$5,554,626	$(8,237,036)	$(2,120,424)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Consolidated Statement of Cash Flows

For the Years Ended January 31, 2017 and 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(204,256)	$(1,309,420)
Adjustments to reconcile net loss to cash used by operating activities:
Issuance of Common Stock for Services	—	36,000
(Gain) Loss on change of derivative Liabilities	(358,442)	587,826
Amortization of Debt Discount	152,940	194,711
Amortization of Deferred Financing Costs	4,733	1,718
Loss on Debt Extinguishment	—	45,359
Change in Operating Assets and Liabilities:
(Increase) in Accounts Receivable	995	(995)
(Increase) in Other Current Assets	83	(83)
(Decrease) Increase in Accounts Payable	19,840	21,472
Increase in Accrued Expenses – Related Party	145,650	—
Increase (Decrease) in Deferred Revenue	10,902	(11,000)
Increase in Interest Payable	119,278	104,832
Increase in Accrued Expenses	4,433	22,693
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(103,844)	(306,887)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Preferred Stock	—	50,000
Proceeds from Notes Payable – Related Party	—	5,000
Proceeds from Notes Payable	105,000	229,006
Payments on Notes Payable	—	(27,000)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	105,000	257,006

NET INCREASE (DECREASE) IN CASH	1,156	(49,881)

CASH AT BEGINNING OF PERIOD	—	49,881

CASH AT END OF PERIOD	$1,156	$—

Supplemental Disclosure of Cash Flows Information:
Cash Paid for Interest	$—	$—
Income Taxes	$—	$—

Non-Cash Investing and Financing Activities:
Discount Related to Convertible Debt	$90,318	$185,458
Issuance of Common Shares for Debt Conversion	$23,421	$121,373
Reclass of Derivative Liability to Equity Upon Conversion	$55,032	$389,855
Preferred Shares Issued for Debt Conversion	$—	$290,103

The Accompanying Notes are an Integral Part of these consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Notes to Financial Statements

January 31, 2017 and 2016

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization – The Company was formed as RX Scripted, LLC on December 30, 2004 as a North Carolina limited liability company and converted to a Nevada corporation as RX Scripted, Inc. on December 5, 2007 and operates a website for nurses, nursing schools and nurses organizations which enables the respective entities to communicate more easily and efficiently with their members.\

Additionally, we plan to be current with all required filings including the January 31, 2018 Form 10-K. With the completion of this process coming to a close, we are presently looking at various strategic options to enhance shareholder value, including the option of selling our subsidiary, which could relieve the Company of much of its debt.

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

As of January 31, 2017 and 2016, the Company’s derivative liabilities were measured at fair value using Level 3 inputs.  See Note 8.

Policy on Related Party Transactions:

The company has a formal, written policy that includes procedures intended to ensure compliance with the related party provisions in common practice for public companies. For purposes of the policy, a “related party transaction” is a transaction in which the Company or any one of its subsidiaries participates and in which a related party has a direct or indirect material interest, other than ordinary course, arms-length transactions of less than 1% of the revenue of the counterparty. Any transaction exceeding the 1% threshold, and any transaction involving consulting, financial advisory, legal or accounting services that could impair a director’s independence, must be approved by the CEO. Any related party transaction in which an executive officer or a Director has a personal interest, or which could present a possible conflict under the Guide to Ethical Conduct, must be approved by Board of Directors, following appropriate disclosure of all material aspects of the transaction.

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

Revenue Recognition:

Revenue from sales are recognized as the services are performed and amounts are earned.  Certain sales are for services over the period of six months or a year and those sales are recognized ratably over the period. Any amount collected but not earned is recorded as deferred revenue. The Company recognizes revenue in accordance with ASC 605-10, “Revenue Recognition in Financial Statements”, (formerly Staff Accounting Bulletin No. 104 (“SAB 104”)).  Revenue is recognized when persuasive evidence of an arrangement exists, delivery or service has occurred, the sales price is fixed or determinable and receipt of payment is probable.

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

The Company had 5,755,000 options and warrants outstanding at January 31, 2017 which were potentially dilutive common stock equivalents but would be antidilutive and are not included, therefore basic earnings per share equals diluted earnings per share for the year ended January 31, 2017.  As the Company incurred a net loss during the year ended January 31, 2017, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive. Excluded from this calculation are convertible notes of $1,044,453 and $959,953 at January 31, 2017 and 2016, respectively, since the impact would be antidilutive thus not included.

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

Revenue from Contracts with Customers: In May 2014, ASC 606 was issued related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The standard will be effective for the Company’s fiscal year beginning after January 1, 2017, including interim reporting periods within that year. The new guidance is not expected to have an impact on the Company’s consolidated financial statements.

NOTE 2 – NOTES PAYABLE

The components of the Company’s debt as of January 31, 2017 and 2016 were as follows:

	Jan 2017	Jan 2016
Note Payable - $100,000, 12% interest payable monthly or accrued, due Nov 4, 2013	$100,000	$100,000
Note Payable - $16,000, 12% interest added to note quarterly, due January 31, 2014	16,000	16,000
Note Payable - $45,000, 12% interest added to note quarterly, due Nov 5, 2013	45,000	45,000
Note Payable - $5,000, 12% interest added to note quarterly, due Nov 5, 2013	5,000	5,000
Note Payable - $40,000, 12% interest added to note quarterly, due April 28, 2013	18,000	18,000
Note Payable - $490,150, 12% interest payable monthly or accrued, due Oct 29, 2013	479,150	479,150
Note Payable - $4,000, 12% interest added to note quarterly, due April 30, 2013	—	4,000
Note Payable - $25,000, 12% interest added to note quarterly, due April 30, 2013	25,000	25,000
Note Payable - $5,000, 12% interest added to note quarterly, due Nov 5, 2013	30,000	30,000
Note Payable - $5,000, 8% interest payable accrued to maturity, due Nov 25, 2015	5,000	5,000
Note Payable - $57,958, 8% interest payable accrued to maturity, due Sept 10, 2017	57,958	57,958
Note Payable - $23,863, 8% interest payable accrued to maturity, due Sept 10, 2017	23,863	23,863
Note Payable - $12,355 8% interest payable accrued to maturity, due Sept 10, 2017	12,355	12,355
Note Payable - $34,280, 8% interest payable accrued to maturity, due Sept 10, 2017	10,950	27,450
Note Payable - $38,677, 8% interest payable accrued to maturity, due Sept 10, 2017	38,677	38,677
Note Payable - $25,000, 8% interest payable accrued to maturity, due Dec 7, 2017	25,000	25,000
Note Payable - $25,000, 8% interest payable accrued to maturity, due February 3, 2017	25,000	—
Note Payable - $30,000, 8% interest payable accrued to maturity, due March 7, 2017	30,000	—
Note Payable - $25,000, 8% interest payable accrued to maturity, due March 24, 2017	25,000	—
Note Payable - $25,000, 9% interest payable accrued to maturity, due February 5, 2017	25,000	—
Deferred Financing Costs	(3,248)	(7,981)
Debt Discount	(42,278)	(104,900)
Subtotal	951,427	799,572

Related Party Debt
Note Payable - $5,500, 8% interest payable accrued until maturity, due July 8, 2015	5,500	5,500
Note Payable - $4,500, 8% interest payable accrued to maturity, due May 5, 2015	4,500	4,500
Note Payable - $24,297, 8% interest payable accrued to maturity, due May 14, 2015	23,297	23,297
Note Payable - $7,703, 8% interest payable accrued to maturity, due May 19, 2015	7,703	7,703
Note Payable - $26,500, 8% interest payable accrued to maturity, due June 12, 2015	26,500	26,500
Note Payable - $5,000, 8% interest payable accrued until maturity, due July 19, 2016	5,000	5,000
Subtotal – Related Party Debt	72,500	72,500
Total	$1,023,927	$872,072

The Company had accrued interest payable of $407,433 and $290,682 interest on the notes at January 31, 2017 and 2016, respectively.

The Company has entered in to various promissory notes with lenders during the years ended January 31, 2017 and 2016 bearing interest at between 8% and 12% rate per annum, unsecured, payable on demand and convertible into the Company’s common stock.  The conversion price ranges from 52% to 50% of the average of the three lowest closing bid prices of the common stock during the 10 or 25 trading days prior to conversion.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The instrument is measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. See more information in Note 8.

During the year ended January 31, 2017, the Company converted a total of $23,421 of the convertible notes plus accrued interest into 106,817,377 common shares.

During the year ended January 31, 2016, the Company converted a total of $101,236 of the convertible notes plus accrued interest into 233,429,417 common shares, and the Company also converted related party notes and accrued interest of 20,137 into 38,724,769 common shares.

A summary of the debt in total is as follows:

	2017	2016
Convertible debt – fixed conversion rate	$693,150	$697,150
Convertible debt – variable conversion rates, net of debt discount	233,277	77,422
Convertible debt – variable conversion rates, Related Party	72,500	72,500
Non-Convertible debt	25,000	25,000
Net	$1,023,927	$872,072

The Company has $693,150 and $697,150 of debt that is convertible at ranges from $0.06 to $1.00 per share and accrues interest between 8% and 12% at January 31, 2017 and 2016 respectively.

The Company has $25,000 and $25,000 of debt which has no conversion feature at January 31, 2017 and 2016 respectively.

The Company has $233,277 and $77,422 of debt (net of debt discount) with variable conversion price ranges from 52% to 50% of the average of the three lowest closing bid prices of the common stock during the 10 or 25 trading days prior to conversion as of January 31, 2017 and 2016 respectively.

The company has $72,500 and $72,500 of related party convertible debt at January 31. 2017 and 2016 respectively.

In 2016, the Company entered into various note agreements with financing entities, which provided for repayment at a premium, or if not paid, the financing entities had the right to convert their note to common stock at a price of 50% to 52% of market price at the time of conversion. Certain of these notes were paid off and certain notes were converted resulting in a loss on extinguishment of debt of $45,359 which is recorded as a charge to the income statement during 2016.

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

On April 27, 2016, the Company filed a designation of 500,000 shares of Series A Preferred Stock and 1,000 shares of Series B Preferred Stock.

The Series A Preferred Stock have an automatic forced conversion upon the completion of the repurchase or extinguishing of all “toxic” debt, the extinguishing of all other existing dilutive debt or equity structures, and total recapitalization of the Company. The shares have voting rights as of converted on the record date, are not entitled to dividends, and the Company does not have the right of redemption. Currently there are 330,000 Series A Preferred Shares issued.

The Series B Preferred have voting rights equal 51% of the total voting rights at any time.  There are no conversion rights granted holders of Series B Preferred shares, they are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 1,000 shares issued and outstanding of the Series B Preferred Stock, held by Timothy Armes.

There were 330,000 Series A preferred shares outstanding at January 31, 2017 and 2016.

There were 1,000 Series B preferred shares outstanding at January 31, 2017 and 2016.

In 2016:

The Company sold 50,000 shares of Series A Preferred Stock for $50,000 cash.

The Company issued 280,000 of Series A Preferred Stock for conversion of debt of $290,103.

Common Stock:

The Company is authorized to issue 4,000,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At January 31, 2017 and 2016, there were 561,655,477 and 454,838,100 shares outstanding, respectively.  No dividends were paid in the years ended January 31, 2017 or 2016.

The Company issued the following shares of common stock in the year ended January 31, 2016:

Issuance of Common Shares to Related Parties for Services with a market value of $34,800	87,000,000
Conversion of Notes Payable to Common Stock	233,429,417
Conversion of Notes Payable to Common Stock – Related Party	38,724,769

The company issued 233,429,417 shares of common stock for the conversion of Notes payable and accrued interest in the amount of $101,236.

The company issued 38,724,769 shares of common stock for the conversion of related party notes payable and accrued interest in the amount of $20,137.

The Company issued the following shares of common stock in the year ended January 31, 2017:

Conversion of Notes Payable to Common Stock	106,817,377

The company issued 106,817,377 shares of common stock for the conversion of Notes payable and accrued interest in the amount of $23,421.

Options and Warrants:

The Company recorded option and warrant expense of $0 and $0 in the years ended January 31, 2017 and 2016, respectively.

The Company had the following options or warrants outstanding at January 31, 2017:

Issued To	# Options	Dated	Expire	Strike Price
Shareholder	127,500	04/29/2012	04/29/2017	$0.10 per share
Shareholder	127,500	07/31/2013	07/31/2017	$0.10 per share
Shareholder	2,000,000	01/18/2013	01/18/2018	$0.05 per share
Lender	3,500,000	07/02/2015	07/01/2019	$0.10 per share

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 31, 2015	8,000,000	$0.25	6,982,500	$0.09
Year ended January 31, 2016:
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and canceled	8,000,000	0.25	—	—
Outstanding at January 31, 2016	—	$—	6,982,500	$0.09
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and canceled	—	—	1,227,500	—
Outstanding at January 31, 2017	—	$—	5,755,000	$0.08

Summary of options outstanding and exercisable as of January 31, 2015 is as follows:

Range of Exercise Prices	Weighted Average Remaining Contractual Life (years)	Number of Options Outstanding	Number of Options Exercisable
$ 0.25	0.625	6,000,000	6,000,000
$ 0.25	0.625	2,000,000	2,000,000
$ 0.25	0.625	8,000,000	8,000,000

Summary of warrants outstanding and exercisable as of January 31, 2016 is as follows:

Range of Exercise Prices	Weighted Average Remaining Contractual Life (years)	Number of Warrants Outstanding	Number of Warrants Exercisable
$ 0.05 to $ 0.12	2.11	6,982,500	6,982,500

Summary of warrants outstanding and exercisable as of January 31, 2017 is as follows:

Range of Exercise Prices	Weighted Average Remaining Contractual Life (years)	Number of Warrants Outstanding	Number of Warrants Exercisable
$ 0.05 to $ 0.12	1.11	5,755,000	5,755,000

NOTE 4 – EMPLOYEE BENEFIT PLANS

During the years ended January 31, 2017 and 2016, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

As of January 31, 2017 and 2016 the Company had $145,650 and $0 of related party accrued expenses related to accrued compensation for employees and consultants.

NOTE 5 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

MedCareers Group, Inc. has incurred losses since inception.  Therefore, MedCareers has no federal tax liability.  Additionally there are limitations imposed by certain transactions which are deemed to be ownership changes.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward is about $8,237,036 and $6,723,360 at January 31, 2017 and 2016 respectively of which $5,197,154 and $4,688,996 is available for carryforward for federal income tax purposes respectively and will expire in fiscal years 2026 to 2032.  At January 31, 2017 and 2016, the deferred tax asset consisted of the following:

	2017	2016
Deferred tax asset:
Net operating loss	$1,767,032	$1,629,412
Less valuation allowance	(1,767,032)	(1,629,412)
Net deferred tax asset	$—	$—

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

NOTE 7 – GOING CONCERN AND FINANCIAL POSITION

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through January 31, 2017 of $8,237,036 and has a working capital deficit at January 31, 2017 of $(2,120,424).

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

Level 3 Inputs – Instruments with primarily unobservable value drivers.

As of January 31, 2017 and January 31, 2016, the Company’s derivative liabilities were measured at fair value using Level 3 inputs.

Fair Value Measurement at January 31, 2017 Using:

	January 31, 2017	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
None	$—	$—	$—	$—
Totals	$—	$—	$—	$—

Liabilities:
Derivative Liabilities	$421,973	$—	$—	$421,973
Totals	$421,973	$—	$—	$421,973

Fair Value Measurement at January 31, 2016 Using:

	January 31, 2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
None	$—	$—	$—	$—
Totals	$—	$—	$—	$—

Liabilities:
Derivative Liabilities	$745,129	$—	$—	$745,129
Totals	$745,129	$—	$—	$745,129

Derivative Liability:

As of January 31, 2017 and January 31, 2016 the company had $421,973 and $745,129 recorded as derivative liabilities. During the years ended January 31, 2017 and 2016 the company recorded $358,442 in gain and $587,826 in loss from the change in the fair value of derivative liabilities.

The derivative liabilities are valued as a level 3 input for valuing financial instruments.

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices. As the price of the common stock varies it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date.

The fair value of the derivative liability is determined using the Black-Scholes option-pricing model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. In our calculation at January 31, 2016, volatility ranged from 385% to 437%, the term ranged from 0.49 to 0.64 years, and the risk free interest rate was 6%.

The fair value of the derivative liability is determined using a lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. In our calculation at January 31, 2017, volatility ranged from 170% to 315%, the term ranged from 0.66 to 2.16 years, and the average risk free interest rate was 0.997%.

Level 3
Derivatives
Balance, January 31, 2015	$363,523
Derivative Liabilities due to New Convertible Debt	$1,059,944
Derivative Liabilities write off due to debt repayment	$(190,433)
Reclassification of Derivative Liabilities to Additional Paid in Capital
Due to Conversion of Notes Payable	$(389,855)
Market to Market adjustment of Derivatives	$(98,050)
Balance, January 31, 2016	$745,129
Derivative Liabilities due to New Convertible Debt	$90,318
Derivative Liabilities write off due to debt repayment	$
Reclassification of Derivative Liabilities to Additional Paid in Capital
Due to Conversion of Notes Payable	$(55,032)
Market to Market adjustment of Derivatives	$(358,442)
Ending Balance, January 31, 2017	$421,973

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company maintains its executive offices of approximately 300 sq. ft., at 758 E. Bethel School Road, Coppell, Texas 75019 in the home of the President and CEO for which it pays no rent. The Company plans to lease office space when their operations require it and funding permits.

NOTE 10 – SUBSEQUENT EVENTS

The following shares have been issued subsequent to the balance sheet date:

On November 15, 2017, 55,938,667 shares were issued for conversion of $6,050 Note and $2,341 interest that had a conversion feature at 52% of market price per share.

On November 15, 2017, 61,429,041 shares were issued for conversion of $4,400 Note and $1,743 interest that had a conversion feature at 52% of market price per share.

On December 8, 2017, 61,455,342 shares were issued for conversion of $4,400 Note and $1,745 interest that had a conversion feature at 52% of market price per share.

On January 19, 2018, 34,000,000 shares issued for services to JCC Trading, LLC.

On January 31, 2018, 1,000,000 shares were issued for services to Seaside Advisors, LLC.

On January 31, 2018, 30,000,000 shares were issued to Garret Armes to convert a portion of accrued deferred compensation.

On January 31, 2018, 10,000,000 shares were issued to Kate Chambrovich to convert a portion of accrued deferred compensation.

On January 31, 2018, 15,000,000 shares were issued to Lynn Management, LLC for conversion of a portion of accrued payables.

On January 31, 2018, 10,000,000 shares were issued to Eilers Law Group P.A. for services.