Form 10-K/A
period 2017-01-31
MEDCAREERS GROUP, Inc.
filed 2018-05-24
CIK 1438901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

Number of common shares outstanding at May 23, 2018 :   840,478,527

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2017 is to correct two errors in NOTE 10 - SUBSEQUENT EVENTS on page F-15:

1) The following paragraph has been corrected as shown:

On January 19, 2018, 34,000,000 shares were issued for conversion of $2,550.00. This amount was a partial conversion of a $12,500.00 note that existed as of January 31, 2017 and assigned to another holder. The note had a conversion feature of 50% of the lowest bid price of common stock reported on National Quotations Bureau OTC Markets for the 40 prior days but not higher than $.000075 per share.

and

2) The following paragraph has been added as shown:

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

No other changes were made to this report.

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

Date: May 23, 2018

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring loss from operations and has a working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 7 . The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP

MALONEBAILEY, LLP

www.malone-bailey.com

We have served as the Company’s auditor since 2015.

Houston, Texas

May 18, 2018 , except for Note 10 as to which the date is May 23, 2018.

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

On January 19, 2018, 34,000,000 shares issued for conversion of $2,550.00. This amount was a partial conversion of a $12,500.00 note that existed as of January 31, 2017 and assigned to another holder. The note had a conversion feature of 50% of the lowest bid price of common stock reported on National Quotations Bureau OTC Markets for the 40 prior days but not higher than $.000075 per share. conversion of $2,550.00 Note that existed as of January 31, 2017 to another party. The note had a conversion feature of 50% of lowest bid but not higher than $0.000075 per share .

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