Form 10-Q
period 2017-04-30
MEDCAREERS GROUP, Inc.
filed 2018-08-06
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

6515 Goodman Rd., #258, Olive Branch, MS. 38654

(Address of principal executive offices)

(662) 393-5892

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

Yes [_]   No [X].

As of July 31, 2018 there were 962,143,141 shares of Common Stock of the issuer outstanding.

MEDCAREERS GROUP, INC.

Consolidated Balance Sheets

April 30, 2017 and January 31, 2017

(Unaudited)

	April 30, 2017	January 31, 2017

Assets
Current Assets
Cash and Cash Equivalents	$88	$1,156

Total Assets	$88	$1,156

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$66,274	$67,424
Accrued Expenses	50,655	44,023
Accrued Expenses – Related Party	209,245	145,650
Deferred Revenues	14,372	10,902
Accrued Interest Payable	435,661	407,681
Derivative Liabilities	393,293	421,973
Short Term Debt, net of Debt Discount of $27,505 and $45,526, respectively	1,041,948	1,023,927
Total Liabilities	2,211,448	2,121,580

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 19,500,000 shares, 0 shares outstanding	—	—
Preferred Stock Series A, $0.001 par value, 500,000 shares, 330,000 shares outstanding	330	330
Preferred Stock Series B, $0.001 par value, 1,000 shares, 1,000 shares outstanding	1	1
Common Stock, $0.001 par value, 4,000,000,000 shares authorized, 561,655,477 shares issued and outstanding	561,655	561,655
Additional Paid In Capital	5,554,627	5,554,626
Accumulated Deficit	(8,327,973)	(8,237,036)
Total Stockholders’ Deficit	(2,211,360)	(2,120,424)

Total Liabilities and Stockholders’ Deficit	$88	$1,156

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Consolidated Statements of Operations

For the Three Months Ended April 30, 2017 and 2016

(Unaudited)

	2017	2016

Revenues	$9,355	$13,445

Operating Expenses:
Cost of Revenues	—	1,000
Selling and Marketing Expenses	411	24,197
General and Administrative	82,560	78,182
Total Operating Expenses	82,971	103,379

Net Operating Loss	(73,616)	(89,934)

Other Income (Expense)
Gain (Loss) on change of Derivative Liabilities	28,680	(210,460)
Interest Expense	(46,001)	(64,567)
Total Other Income (Expense)	(17,321)	(275,027)

Net Loss	$(90,937)	$(364,961)

Weighted Average Common Shares Outstanding – Basic and Diluted	561,655,477	504,658,572
Loss per Common Share – Basic and Diluted	$(0.00)	$(0.00)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended April 30, 2017 and 2016

(Unaudited)

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(90,937)	$(364,961)
Adjustments to reconcile net loss to cash used by operating activities:
Amortization of Debt Discount	18,021	39,659
(Gain) Loss on Change of Derivative Liabilities	(28,680)	210,460
Change in Operating Assets and Liabilities:
Other Current Assets	—	83
Accounts Payable	(1,149)	4,723
Accrued Expenses	6,632	4,131
Accrued Expenses – Related Party	63,595	—
Interest Payable	27,980	27,396
Deferred Revenue	3,470	—
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,068)	(78,509)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	—	80,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	—	80,000

NET INCREASE (DECREASE) IN CASH	(1,068)	1,491

CASH AT BEGINNING OF PERIOD	1,156	—
CASH AT END OF PERIOD	$88	$1,491

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$—	$—
Cash Paid for Income Taxes	$—	$—

Non-Cash Financing Items:
Discount Related to Convertible Debt	$—	$80,000
Issuance of Common Shares for Debt Conversion	$—	$17,127
Gain on Additional Paid-in Capital from Debt Conversion	$—	$52,442

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business:

The Company currently operates a website for nurses, nursing schools and nurses organizations which enables the respective entities to communicate more easily and efficiently with their members.

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

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim unaudited consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended January 31, 2017 and notes thereto contained in the Company’s Annual Report on Form 10-K.

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

Income Taxes:

Income from the corporation is taxed at regular corporate rates per the Internal Revenue Code.  Although the Company has tax loss carry-forwards, there is uncertainty as to utilization prior to their expiration.  Accordingly, the future income tax asset amounts have been fully reserved by a valuation allowance.

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

Fair Value of Financial Instruments:

The Company’s financial instruments consist of cash, accounts payable, advances and notes payable.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments. Derivatives are recorded at fair value at each period end. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of April 30, 2017:

	April 30, 2017	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities – embedded redemption feature	$393,293	$—	$—	$393,293
Totals	$393,293	$—	$—	$393,293

Policy on Related Party Transactions:

The company has a formal, written policy that includes procedures intended to ensure compliance with the related party provisions in common practice for public companies. For purposes of the policy, a “related party transaction” is a transaction in which the Company or any one of its subsidiaries participates and in which a related party (including all of Tyco’s directors and executive officers) has a direct or indirect material interest, other than ordinary course, arms-length transactions of less than 1% of the revenue of the counterparty. Any transaction exceeding the 1% threshold, and any transaction involving consulting, financial advisory, legal or accounting services that could impair a director’s independence, must be approved by the CEO. Any related party transaction in which an executive officer or a Director has a personal interest, or which could present a possible conflict under the Guide to Ethical Conduct, must be approved by Board of Directors, following appropriate disclosure of all material aspects of the transaction.

Revenue Recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery or service has occurred, the sales price is fixed or determinable and receipt of payment is probable. Certain sales are for services over the period of six months or a year and those sales are recognized ratably over the period. Any amount collected but not earned is recorded as deferred revenue.

Stock-Based Compensation:

The Company accounts for stock options at fair value. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

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

The Company had 5,627,500 options and warrants outstanding at April 30, 2017 which were potentially dilutive common stock equivalents but would be antidilutive and are not included.  As the Company incurred a net loss during the period ended April 30, 2017, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

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

There were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

NOTE 2 – GOING CONCERN AND FINANCIAL POSITION

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through April 30, 2017 of $8,327,973 and has a working capital deficit at April 30, 2017 of $(2,211,360).

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

NOTE 3 – SHORT-TERM DEBT

The components of the Company’s short-term debt as of April 30, 2017 and January 31, 2017 were as follows:

			Outstanding Principal at
Maturity Date	Interest Rate	Conversion Price	April 30, 2017	January 31, 2017
Nov 4, 2013	12%	Not convertible	$100,000	$100,000
Jan 31, 2014	12%	$0.10	16,000	16,000
Jan 31, 2014	12%	$0.10	45,000	45,000
July 31, 2013	12%	$0.06	5,000	5,000
Nov 30, 2014	12%	Not convertible	18,000	18,000
Apr 30, 2013	12%	Not convertible	25,000	25,000
Jan 31, 2014	12%	$0.10	30,000	30,000
Dec 24, 2015	8%	(1)	5,000	5,000
Sep 10, 2017	8%	(2)	57,958	57,958
Sep 10, 2017	8%	(2)	23,863	23,863
Sep 10, 2017	8%	(2)	12,355	12,355
Sep 10, 2017	8%	(2)	10,950	10,950
Sep 10, 2017	8%	(2)	38,677	38,677
Dec 4, 2017	8%	(2)	25,000	25,000
Feb 3, 2017	8%	(2)	25,000	25,000
Mar 3, 2017	8%	(2)	30,000	30,000
Mar 24, 2017	8%	(2)	25,000	25,000
Feb 5, 2017	8%	(3)	25,000	25,000
Jan 2014 to Jan 2018	12%	$0.07 to $0.10	479,150	479,150
July 8, 2015	8%	(1)	5,500	5,500
May 5, 2015	8%	(1)	4,500	4,500
May 14, 2015	8%	(1)	23,297	23,297
May 19, 2015	8%	(1)	7,703	7,703
June 12, 2015	8%	(1)	26,500	26,500
July 19, 2016	8%	(1)	5,000	5,000
Deferred Financing Costs			(2,044)	(3,248)
Debt Discount			(25,461)	(42,278)
Subtotal			$1,041,948	$1,023,927

__________

(1)	52% of the lowest trading price for the fifteen trading days prior to conversion day.
(2)	50% of the lowest trading price for the fifteen trading days prior to conversion day.
(3)	50% of the lowest trading price for the twenty trading days prior to conversion day.

The Company had accrued interest payable of $435,661 and $407,681 interest at April 30, 2017 and January 31, 2017, respectively.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that some instruments should be classified as liabilities due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The instrument is measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in an discount to the note on the debt modification date. For the three months ended April 30, 2017 and 2016, the Company recorded amortization expense of $16,817 and $37,169, respectively.

During the periods ended April 30, 2017 and 2016, the Company converted a total of $0 and $17,128, respectively, of the convertible notes plus accrued interest into zero and 79,854,634 common shares, respectively.

As of April 30, 2017, the Company had $592,150 of aggregate debt in default. The agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. The Company continues to accrue interest at the listed rates, and plans to seek their conversion or payoff within the next twelve months.

On April 25, 2018, the Company entered into replacement notes with 4 existing note holders. The new notes combined the principle amounts of each of their existing notes along with each note’s accrued interest, extended the maturity dates to April 24, 2020 with an interest rate per annum of 15%. The total principal and accrued interest replaced were $530,650 and $ 316,679, respectively.

NOTE 4 – DERIVATIVE LIABILITIES

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices. The fair value of the derivative liability is determined using the lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. In our calculation at April 30, 2017, volatility ranged from 188 to 215%, the term ranged from 0.76 to 1.17 years, and the risk free interest rate was 1.12 to 1.16%. The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy for the three months ended April 30, 2017.

Level 3
Derivatives
Balance, January 31, 2017	$421,973
Market to Market adjustment of Derivatives	(28,680)
Balance, April 30, 2017	$393,293

For the three months ended April 30, 2017 and 2016, the company recorded gain (loss) from the change in the fair value of derivative liabilities of $28,680 and ($210,460), respectively.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Preferred Stock:

The Company is authorized to issue 20,001,000 shares of Preferred Stock, having a par value of $0.001 per share, of which 500,000 are designated as Series A and 1,000 are designated as Series B.

The Series A Preferred Stock has an automatic forced conversion upon the completion of the repurchase or extinguishing of all “toxic” debt, the extinguishing of all other existing dilutive debt or equity structures, and total recapitalization of the Company. As of April 30, 2017, the Company had 330,000 shares of Series A Preferred issued and outstanding.

The Series B Preferred Stock has voting rights equal to 51% of the total voting rights at any time.  There are no conversion rights granted holders of Series B Preferred shares. As of April 30, 2017, the Company had 1,000 shares of Series B Preferred Stock issued, outstanding and held by Timothy Armes.

Common Stock:

The Company is authorized to issue 4,000,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  During the three months ended April 30, 2017, the Company did not issue any common stock. At April 30, 2017 and January 31, 2017, there were 561,655,477 shares issued and outstanding.

Options and Warrants:

During the three months ended April 30, 2017, the Company did not issue any options or warrants. The Company had the following warrants outstanding at April 30, 2017:

	Number of Warrants	Weighted Average Exercise Price For Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at January 31, 2017	5,755,000	$ 0.08
Expired	(127,500)	$ 0.10
Outstanding and exercisable at April, 30, 2017	5,627,500	$ 0.08	1.61	$ —

NOTE 6 – RELATED PARTY TRANSACTIONS

As of April 30, 2017 and January 31, 2017, the Company had $216,030 and $145,650 of related party accrued expenses related to accrued compensation for employees and consultants.

The Company maintains its executive offices of approximately 300 sq. ft., at 758 E. Bethel School Road, Coppell, Texas 75019 in the home of the President and CEO for which it pays no rent. The Company and the CEO moved the office to 6515 Goodman Rd., #258, Olive Branch, MS. 38654 in July 2018. The Company plans to lease office space when their operations require it and funding permits.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

There is pending litigation initiated by the Company around the validity of a $100,000 note which the Company signed based upon representations of funding from the maker which was never received. The Company initiated litigation to dispute the note and the 10,151,540 shares that have been issued.

NOTE 8 – SUBSEQUENT EVENTS

Conversion of notes

On November 15, 2017, 55,938,667 shares were issued for the conversion of a $6,050 Note and $2,341 interest that had a conversion feature at 50% of the market price per share.

On November 15, 2017, 61,429,041 shares were issued for the conversion of a $4,400 Note and $1,743 interest that had a conversion feature at 50% of the market price per share.

On December 8, 2017, 61,455,342 shares were issued for the conversion of a $4,400 Note and $1,745 interest that had a conversion feature at 50% of the market price per share.

On January 19, 2018, 34,000,000 shares were issued for the conversion of $2,550 of debt. This amount was a partial conversion of a $12,500 note that existed as of January 31, 2017 and assigned to another holder. The note had a conversion feature of 50% of the lowest bid price of common stock reported on National Quotations Bureau OTC Markets for the 40 prior days but not higher than $.000075 per share. Conversion of the $2,550 Note that existed as of January 31, 2017 to another party. The note had a conversion feature of 50% of lowest bid but not higher than $0.000075 per share.

On June 6, 2018, 66,897,096 shares were issued for the conversion of a $2,200 Note and $1,145 interest that had a conversion feature at 50% of the market price per share.

On July 30, 2018, 54,767,518 shares were issued for the conversion of a $1,760 Note and $978 interest that had a conversion feature at 50% of the market price per share.

Issuance of shares for services

On January 31, 2018, 1,000,000 shares valued at $300 were issued for services to Seaside Advisors, LLC.

On January 31, 2018, 10,000,000 shares valued at $3,000 were issued to Eilers Law Group P.A. for services.

Settlement of accounts payable

On January 31, 2018, 30,000,000 shares were issued to Garret Armes to settle $2,250 of accrued deferred compensation.

On January 31, 2018, 10,000,000 shares were issued to Kate Chambrovich to settle $750 of accrued deferred compensation.

On January 31, 2018, 15,000,000 shares were issued to Lynn Management, LLC to settle $1,125 of accrued payables.

Issuance of convertible notes

On December 27, 2017, the Company issued a convertible note with a principal amount of $51,750. The note bears 15% interest, and is due on December 27, 2018. The note can be converted at 50% of the lowest bid price of common stock reported on the National Quotations Bureau OTC Markets for the 40 prior days. The conversion price shall not be higher than $.000075 per share. On March 7, 2018 the Company issued a Warrant to purchase 34,000,000 shares of common stock to the note holder at exercise price of $0.000075 per share. The warrant expires in March, 2021.

Issuance of replacement notes

On April 25, 2018, the Company entered into replacement notes with 4 existing note holders including Larry Glenn, Jr., Charles Hickle, Dynacap Global Capital Fund II, LP., and Phenix Suites, LLC. The new notes combined the principle amounts of each of their existing notes along with each note’s accrued interest, extended the maturity dates to April 24, 2020 with an interest rate per annum of 15%.

Each note is convertible with a conversion price for each share equal to the lower of: (a) 50% lowest bid price of the common stock, as reported on the National Quotations Bureau OTC Markets which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 20 (twenty) prior trading days including the day of issuance of this herein Note or (b) 50% lowest bid price of the common stock, as reported on the National Quotations Bureau OTC Markets which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 20 (twenty) prior trading days including the day upon which a Notice of Conversion of the Note, is received by the Company. The total principal and accrued interest replaced were $530,650 and $ 316,679, respectively.

Cancellation of convertible notes

On February 1, 2018, the Company entered a loan cancellation agreement with Optimum MCGI Holdings LLC. An aggregate total amount of $36,837 was cancelled and released.

Modification to Rights of Security Holders

On June 8, 2018, the Company filed a Certificate of Designation for its Series D Preferred Stock with the Secretary of State of Nevada designating 870 shares of its authorized preferred stock as Series D Preferred Stock (“Series D”). The shares of Series D shall have a par value of $0.001 per share. The shares of Series D do not have any dividend rights, voting rights or pre-emptive rights and are redeemable by either the Company or the Holder at an amount of $1,000 per share.

On June 13, 2018, the Company, after having obtained requisite shareholder approval, filed amendments to its Certificate of Designation with the Secretary of State of Nevada, decreased the authorized Series A Preferred Stock to 330,000 shares and modified certain rights and preferences.

Acquisition

On June 18, 2018, the Company entered into a Binding Letter of Intent (“Binding LOI”), with The 4 Less Corp. (“4Less”). The Company will acquire all of the issued and outstanding shares of common stock of 4Less by (1) issuance of 19,000 shares of Series B preferred stock; (2) issuance of 6,750 shares of Series C preferred stock; (3) issuance of 750 shares of Series D preferred stock to shareholders; and (4) payment of $150,000 to 4Less within 15 days of execution of this Binding LOI. Timothy Armes, CEO of the Company, agreed to return 60,000,000 shares of common stock of the Company in exchange 120 shares of Series D preferred stock at the time of execution of the definitive agreement.

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

Company

MedCareers Group, Inc. (“MedCareers”, the “Company”, “we” or “us”), the Company described herein, is a Nevada corporation, with offices located at 6515 Goodman Rd., #258, Olive Branch, MS. 38654. It can be reached by phone at (972) 393-5892.

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

In June 2014, Nurses Lounge began the development of a 2.0 version of the network. The new version was a complete upgrade that went into beta testing on August 1, 2014 and then live on September 2, 2014. With the completion of this upgrade Nurses Lounge functions as a true Professional Network for Nurses (or comparatively a Linkedin for Nurses). Like Linkedin, when a nurse joins they can create an online professional profile and invite colleagues to join their online professional network.

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

Due to the above factors, the Company’s Nurses Lounge professional Network has a significant market for their services and that even with significant competition for recruitment and job placement services as described below in the risk factor entitled “WE WILL FACE SIGNIFICANT COMPETITION FROM MONSTER.COM and CAREERBUILDER, NICHE HEALTHCARE SITES SUCH AS NURSE.COM AND HEALTHECAREERS AS WELL AS JOB AGGREGATOR SITES SUCH AS INDEED.COM AND SIMPLYHIRED AND OTHER INTERNET JOB POSTING WEBSITES.”, there will be room in the global marketplace for website posting, recruiting and job placement services for the Company’s niche healthcare related websites.

Results for the three months ended April 30, 2017 and 2016

Revenues

Revenue for the three months ended April 30, 2017 and 2016 was $9,355 and $13,445, respectively. Sales decreased because the Company has been transitioning its job board to a pay-per-click model based on location versus promotion of 60-day and unlimited job posting campaigns. The income decreased due to less marketing and therefore less job postings.

Cost of Revenues

Cost of revenues were $0 and $1,000 for the three months ended April 30, 2017 and 2016, respectively. The changes reflect the swings in costs as the Company promotes its nurse portal and the variation in those costs as the Company has yet to enter a period where the operations in sales and cost of sales are relatively constant. Until the Company enters a reasonably constant operating period, the costs will vary widely.

Selling and Advertising Expense

Selling and advertising expenses for the three months ended April 30, 2017 and 2016 were $411 and $24,197, respectively. The Company’s president took more responsibility for the selling activities of its network to minimize the spending on advertising and sales while transitioning sales model.

General and Administrative Expense

General and administrative expenses for the three months ended April 30, 2017 and 2016 were $82,560 and $78,182, respectively. The increase was mainly resulted from the increase in the website development related fees.

Other Income (Expense)

Other expense reflects interest on loans which was $46,001 and $64,567 expense for the three months ended April 30, 2017 and 2016, respectively. Also, there were other expenses relating to gain (loss) on derivatives of 28,680 and ($210,460) for the three months ended April 30, 2017 and 2016 respectively. The change in interest expense was mainly because of debt discounts were fully amortized during the year ended January 31, 2017. The change in gain and loss from derivatives was mainly due to the change in stock price.

Liquidity and Capital Resources

As of April 30, 2017, the Company had cash of $88 and negative working capital of $2,211,360.

Net cash used in operations for the three months ended April 30, 2017 was $1,068 as compared to $78,509 for the three months ended April 30, 2016. Net cash provided by financing activities for the three months ended April 30, 2017 was $0 as compared to $80,000 for the same period in 2016.

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

Acquisition

On June 18, 2018, the Company announced that, effective June 14, 2018, it entered into a Binding Letter of Intent, with The 4 Less Corp., a corporation duly formed under the laws of the State of Nevada. The Company intend to acquire all of the issued and outstanding shares of common stock in The 4Less Corp.

To facilitate the transaction we plan to be current with all required filings including the January 31, 2018 Form 10-K and April 30, 2018 Form 10-Q. Additionally, we are looking at various strategic options to further enhance shareholder value, including the option of selling our subsidiary, which could relieve the Company of much of its debt.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures are once again effective.  Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended April 30, 2017 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

(b)           Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

There is pending litigation initiated by the Company around the validity of a $100,000 note which the Company signed based upon representations of funding from the maker which was never received. The Company initiated litigation to dispute the note and the 10,151, 540 shares that have been issued.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K/A for the year ended January 31, 2017, filed with the Commission on May 23, 2018, other than as set forth below, and investors are encouraged to review such risk factors below and in the Form 10-K/A, prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

	Consideration		Date	# Shares
Balance, Number of shares outstanding, January 31, 2016				454,838,100
Common stock issued at fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(1)	Feb 5, 2016	27,525,867
Common stock issued at fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(2)	Mar 11, 2016	43,328,767
Common stock issued at fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(3)	May 10, 2016	35,962,743
Balance, Number of shares outstanding, January 31, 2017				561,655,477
NONE				0
Balance, Number of shares outstanding, April 30, 2017				561,655,477

(1)  Partial conversion of Note that had a conversion feature at 50% of market price per share. These shares were issued for the conversion of $4,000 of the note plus $129 of accrued interest.

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

(2)  Partial conversion of Note that had a conversion feature at 50% of market price per share. These shares were issued for the conversion of $12,500 of the note and $498 of accrued interest.

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

(3)  Partial conversion of Note that had a conversion feature at 50% of market price per share. These shares were issued for the conversion of $4,000 of the note and $2,293 of accrued interest.

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

Options and Warrants

The Company had the following warrants outstanding at April 30, 2017:

Issued To	# Options	Dated	Expire	Strike Price
Shareholder (1)	127,500	07/31/2013	07/31/2017	$0.10 per share
Shareholder (2)	2,000,000	01/18/2013	01/18/2018	$0.05 per share
Lender (3)	3,500,000	07/02/2014	07/01/2019	$0.10 per share

(1)  One option for 127,500 shares of restricted common stock at an exercise price of $0.10 per share and for a term of 5 years was awarded Geneva7, LLC in consideration for renewing the loan it has with the company of $25,000 two times. Geneva7, LLC originally loaned the company $25,000 at 12% interest on August 29, 2011 and was awarded an option to purchase 127,500 shares of restricted common stock at an exercise price of $0.10. The term of the option is 5 years and expired without it being exercised. The loan matured on April 30th 2012 and Geneva 7 agreed to renew the loan and accrue interest thru July 31, 2013 and additionally renewed the loan thru October 31, 2103 when it matured on July 31, 2013. With each additional renewal Geneva7 received an additional option to purchase 127,500 shares of restricted common stock at an exercise price of $0.10 per share and for a term of 5 years. This note was sold to a third party who converted the note into common shares at market and sold the shares.

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

Date: August 6, 2018

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith.