Form 10-Q
period 2017-07-31
MEDCAREERS GROUP, Inc.
filed 2018-08-06
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

MEDCAREERS GROUP, INC.

Consolidated Balance Sheets

As of July 31, 2017 and January 31, 2017

(Unaudited)

	July 31, 2017	January 31, 2017

Assets
Current Assets
Cash and Cash Equivalents	$—	$1,156

Total Assets	$—	$1,156

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$75,841	$67,424
Accrued Expenses	74,301	44,023
Accrued Expenses – Related Parties	278,395	145,650
Accrued Interest Payable	463,642	407,681
Deferred Revenue	9,606	10,902
Derivative Liabilities	415,466	421,973
Short-Term Debt, net of Debt Discount of $10,651 and $45,526, respectively	1,058,802	1,023,927
Total Liabilities	2,376,053	2,121,580
Total Liabilities	2,376,053	2,121,580

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 19,500,000 shares authorized, 0 shares outstanding	—	—
Preferred Stock Series A, $0.001 par value, 500,000 shares, 330,000 shares outstanding	330	330
Preferred Stock Series B, $0.001 par value, 1,000 shares, 1,000 shares outstanding	1	1
Common Stock, $0.001 par value, 4,000,000,000 shares authorized, 561,655,477 shares issued and outstanding	561,655	561,655
Additional Paid In Capital	5,554,626	5,554,626
Accumulated Deficit	(8,492,665)	(8,237,036)
Total Stockholders’ Deficit	(2,376,053)	(2,120,424)

Total Liabilities and Stockholders’ Deficit	$—	$1,156

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Consolidated Statements of Operations

For the Three and Six Months Ended July 31, 2017 and 2016

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2017	July 31, 2016	July 31, 2017	July 31, 2016

Revenues	$9,506	$6,023	$18,861	$19,468

Operating Expenses:
Cost of Revenues	—	500	—	1,500
Selling and Advertising	858	1,225	1,269	25,422
General and Administrative	106,580	41,714	189,140	119,896
Total Operating Expenses	107,438	43,439	190,409	146,818

Net Operating Loss	(97,932)	(37,416)	(171,548)	(127,350)

Other Income (Expense)
Gain (Loss) on Change of Derivative Liabilities	(22,173)	660,103	6,507	449,643
Interest Expense	(44,587)	(68,920)	(90,588)	(133,487)
Total Other Income (Expense)	(66,760)	591,183	(84,081)	316,156

Net Income (Loss)	$(164,692)	$553,767	$(255,629)	$188,806

Weighted Average Common Shares Outstanding - Basic	561,655,477	486,891,849	561,655,477	531,616,717
Weighted Average Common Shares Outstanding - Diluted	561,655,477	1,805,532,439	561,655,477	1,856,946,461

Earning (Loss) per Common Share - Basic	$(0.00)	$0.00	$(0.00)	$0.00
Earning (Loss) per Common Share - Diluted	$(0.00)	$0.00	$(0.00)	$0.00

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended July 31, 2017 and 2016

(Unaudited)

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(255,629)	$188,806
Adjustments to reconcile net income (loss) to cash used by operating activities:
Gain on Change of Derivative Liabilities	(6,507)	(449,643)
Amortization of Debt Discount	34,875	79,529
Change in Operating Assets and Liabilities:
Other Current Assets	—	83
Accounts Payable	8,417	12,787
Accrued Expenses	30,278	4,433
Accrued Expenses – Related Parties	132,745	—
Accrued Interest Payables	55,961	53,958
Deferred Revenue	(1,296)	6,498
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,156)	(103,549)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Short-Term Debt	—	105,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	—	105,000

NET INCREASE (DECREASE) IN CASH	(1,156)	1,451

CASH AT BEGINNING OF PERIOD	1,156	—
CASH AT END OF PERIOD	$—	$1,451

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$—	$—
Cash Paid for Income Taxes	$—	$—

Non-Cash Financing Items:
Discount Related to Convertible Debt	$—	$90,318
Issuance of Common Shares for Debt Conversion	$—	$23,421
Gain on Additional Paid-in Capital from Debt Conversion	$—	$55,032

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of July 31, 2017:

	July 31, 2017	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities – embedded redemption feature	$415,466	$—	$—	$415,466
Totals	$415,466	$—	$—	$415,466

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

The Company had 5,627,500 options and warrants outstanding at July 31, 2017 which were potentially dilutive common stock equivalents but would be antidilutive and are not included.  As the Company incurred a net loss during the period ended July 31, 2017, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

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

NOTE 2 – GOING CONCERN AND FINANCIAL POSITION

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through July 31, 2017 of $8,492,665 and has a working capital deficit at July 31, 2017 of $2,376,053.

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

NOTE 3 – SHORT-TERM DEBT

The components of the Company’s short-term debt as of July 31, 2017 and January 31, 2017 were as follows:

			Outstanding Principal at
Maturity Date	Interest Rate	Conversion Price	July 31, 2017	January 31, 2017
Nov 4, 2013	12%	Not convertible	$100,000	$100,000
Jan 31, 2014	12%	$0.10	16,000	16,000
Jan 31, 2014	12%	$0.10	45,000	45,000
July 31, 2013	12%	$0.06	5,000	5,000
Nov 30, 2014	12%	Not convertible	18,000	18,000
Apr 30, 2013	12%	Not convertible	25,000	25,000
Jan 31, 2014	12%	$0.10	30,000	30,000
Dec 24, 2015	8%	(1)	5,000	5,000
Sep 10, 2017	8%	(2)	57,958	57,958
Sep 10, 2017	8%	(2)	23,863	23,863
Sep 10, 2017	8%	(2)	12,355	12,355
Sep 10, 2017	8%	(2)	10,950	10,950
Sep 10, 2017	8%	(2)	38,677	38,677
Dec 4, 2017	8%	(2)	25,000	25,000
Feb 3, 2017	8%	(2)	25,000	25,000
Mar 3, 2017	8%	(2)	30,000	30,000
Mar 24, 2017	8%	(2)	25,000	25,000
Feb 5, 2017	8%	(3)	25,000	25,000
Jan 2014 to Jan 2018	12%	$0.07 to $0.10	479,150	479,150
July 8, 2015	8%	(1)	5,500	5,500
May 5, 2015	8%	(1)	4,500	4,500
May 14, 2015	8%	(1)	23,297	23,297
May 19, 2015	8%	(1)	7,703	7,703
June 12, 2015	8%	(1)	26,500	26,500
July 19, 2016	8%	(1)	5,000	5,000
Deferred Financing Costs			(791)	(3,248)
Debt Discount			(9,860)	(42,278)
Subtotal			$1,058,802	$1,023,927

__________

(1)	52% of the lowest trading price for the fifteen trading days prior to conversion day.
(2)	50% of the lowest trading price for the fifteen trading days prior to conversion day.
(3)	50% of the lowest trading price for the twenty trading days prior to conversion day.

The Company had accrued interest payable of $463,642 and $407,681 interest at July 31, 2017 and January 31, 2017, respectively.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that some instruments should be classified as liabilities due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The instrument is measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in an discount to the note on the debt modification date. For the six months ended July 31, 2017 and 2016, the Company recorded amortization expense of $32,418 and $77,039, respectively.

During the periods ended July 31, 2017 and 2016, the Company converted a total of $0 and $23,421, respectively, of the convertible notes plus accrued interest into $0 and 106,817,377 common shares, respectively.

As of July 31, 2017, the Company had $592,150 of aggregate debt in default. The agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. The Company continues to accrue interest at the listed rates, and plans to seek their conversion or payoff within the next twelve months.

On April 25, 2018, the Company entered into replacement notes with 4 existing note holders. The new notes combined the principle amounts of each of their existing notes along with each note’s accrued interest, extended the maturity dates to April 24, 2020 with an interest rate per annum of 15%. The total principal and accrued interest replaced were $530,650 and $ 316,679, respectively.

NOTE 4 – DERIVATIVE LIABILITIES

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices. The fair value of the derivative liability is determined using the lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. In our calculation at July 31, 2017, volatility ranged from 137 to 180%, the term ranged from 0.5 to 0.9 years, and the risk free interest rate was 1.25 to 1.29%. The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy for the six months ended July 31, 2017.

Level 3
Derivatives
Balance, January 31, 2017	$421,973
Market to Market adjustment of Derivatives	(6,507)
Balance, July 31, 2017	$415,466

For the six months ended July 31, 2017 and 2016, the Company recorded gain from the change in the fair value of derivative liabilities of $6,507 and $449,643, respectively.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Preferred Stock:

The Company is authorized to issue 20,001,000 shares of Preferred Stock, having a par value of $0.001 per share, of which 500,000 are designated as Series A and 1,000 are designated as Series B.

The Series A Preferred Stock has an automatic forced conversion upon the completion of the repurchase or extinguishing of all “toxic” debt, the extinguishing of all other existing dilutive debt or equity structures, and total recapitalization of the Company. As of July 31, 2017, the Company had 330,000 shares of Series A Preferred issued and outstanding.

The Series B Preferred Stock has voting rights equal to 51% of the total voting rights at any time.  There are no conversion rights granted holders of Series B Preferred shares. As of July 31, 2017, the Company had 1,000 shares of Series B Preferred Stock issued, outstanding and held by Timothy Armes.

Common Stock:

The Company is authorized to issue 4,000,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  During the six months ended July 31, 2017, the Company did not issue any common stock. At July 31, 2017 and January 31, 2017, there were 561,655,477 shares issued and outstanding.

Options and Warrants:

During the six months ended July 31, 2017, the Company did not issue any options or warrants. The Company had the following warrants outstanding at July 31, 2017:

	Number of Warrants	Weighted Average Exercise Price For Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at January 31, 2017	5,755,000	$ 0.08
Expired	(255,000)	$ 0.10
Outstanding and exercisable at July 31, 2017	5,500,000	$ 0.08	1.39	$ —

NOTE 6 – RELATED PARTY TRANSACTIONS

As of July 31, 2017 and January 31, 2017, the Company had $278,395 and $145,650 of related party accrued expenses related to accrued compensation for employees and consultants.

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

***

Results for the three months ended July 31, 2017 and 2016

Revenues

For the three months ended July 31, 2017 and 2016, revenues were $9,506 and $6,023, respectively. The Company did not have many activities for both quarter due to insufficient cash. However, it received fewer contracts for the three months ended July 31, 2016.

Cost of revenues

Cost of revenues were $0 and $500 for the three months ended July 31, 2017 and 2016, respectively. The changes reflect the swings in costs as the Company promotes its nurse portal and the variation in those costs as the Company has yet to enter a period where the operations in sales and cost of sales are relatively constant. Until the Company enters a reasonably constant operating period, the costs will vary widely.

Selling and advertising expenses

Selling and advertising expenses were $858 and $1,225 for the three months ended July 31, 2017 and 2016, respectively. This decrease was due to the President doing more of the sales presentations rather than outsourcing to third party.

General and administrative expenses

General and administrative expenses for the three months ended July 31, 2017 and 2016 were $106,580 and $41,714, respectively. The increase was mainly resulted from the increase in the website development related fees.

Other income (expense)

Other income (expense) includes interest expense of $44,587 and $68,920 for the three months ended July 31, 2017 and 2016, respectively, and gain on derivatives of $22,173 and $660,103 for the three months ended July 31, 2017 and 2016, respectively. The change in interest expense was mainly because of debt discounts were fully amortized during the year ended January 31, 2017. The change in gain from derivatives was mainly due to the change in expected term and volatility assumptions.

Results for the six months ended July 31, 2017 and 2016

Revenues

For the six months ended July 31, 2017 and 2016, revenues were $18,861 and $19,468, respectively. The decrease in revenues was primarily due to insufficient cash on hand to hire sales representatives.

Cost of revenues

Cost of revenues were $0 and $1,500 for the six months ended July 31, 2017 and 2016, respectfully. The changes reflect the swings in costs as the Company promotes its nurse portal and the variation in those costs as the Company has yet to enter a period where the operations in sales and cost of sales are relatively constant. Until the Company enters a reasonably constant operating period, the costs will vary widely.

Selling and advertising expenses

Selling and advertising expenses were $1,269 and $25,422 for the six months ended July 31, 2017 and 2016, respectively. This decrease was due to our President doing more of the sales presentations rather than outsourcing to third party.

General and administrative expenses

General and administrative expenses for the six months ended July 31, 2017 and 2016 were $189,140 and $119,896, respectively. The increase was mainly resulted from the increase in the website development related fees.

Other income (expense)

Other income (expense) includes interest expense of $90,588 and $133,487 for the six months ended July 31, 2017 and 2016, respectively, and gain on derivatives of $6,507 and $449,643 for the six months ended July 31, 2017 and 2016, respectively. The change in interest expense was mainly because of debt discounts were fully amortized during the year ended January 31, 2017. The change in gain from derivatives was mainly due to the change in expected term and volatility assumptions.

Liquidity and Capital Resources

As of July 31, 2017, the Company had negative working capital of $2,376,053, comprised of current assets of $0 and current liabilities of $2,376,053.

Net cash used in operations for the six months ended July 31, 2017 was $1,156 compared to $103,549 for the six months ended July 31, 2016.

Net cash provided by financing activities for the six months ended July 31, 2017 was $0 compared to $105,000 for the same period in 2016.

The Company has borrowed funds and/or sold stock for working capital. These transactions are detailed in the section “Recent Sales of Unregistered Securities”.

Currently, the Company does not have sufficient cash reserves or revenues to meet its contractual obligations under its outstanding notes payable and to pay its ongoing monthly expenses, which the Company anticipates totaling approximately $300,000 over the next 12 months.  The Company has been able to continue operating to date largely from loans made by its shareholders and other debt financings to date.  The Company is currently looking at both short-term and more permanent financing opportunities, including debt or equity funding, bridge or short term loans, and/or traditional bank funding, but we have not decided on any specific path moving forward.  Unless we have raised sufficient funding to pay our ongoing expenses associated with being a public company, and we have sufficient funds to support our planned operations, the Company can provide no assurances that it will be able to meet its short and long term liquidity needs. The Company continues to generate revenue from the Nurses Lounge business, which the Company believes will increase to the point where the Company can cover its basis monthly obligations, of which there can be no assurance. Our financial statements contain information expressing substantial doubt about our ability to continue as a going concern.

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

ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures are once again effective.  Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended July 31, 2017 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2017, filed with the Commission on May 23, 2018, other than as set forth below, and investors are encouraged to review such risk factors below and in the Form 10-K, prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

	Consideration		Date	# Shares
Balance, Number of shares outstanding, January 31, 2016				454,838,100
Common stock issued at fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(1)	Feb 5, 2016	27,525,867
Common stock issued at fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(2)	Mar 11, 2016	43,328,767
Common stock issued at fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(3)	May 10, 2016	35,962,743
Balance, Number of shares outstanding, January 31, 2017				561,655,477
NONE				0
Balance, Number of shares outstanding, July 31, 2017				561,655,477

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

Options and Warrants

The Company had the following options or warrants outstanding at July 31, 2017:

Issued To	# Options	Dated	Expire	Strike Price
Shareholder (1)	2,000,000	01/18/2013	01/18/2018	$0.05 per share
Lender (2)	3,500,000	07/02/2014	07/01/2019	$0.10 per share

(1)  On January 9, 2013 the company issued 2,000,000 units of its securities in a private placement to an accredited investor. The price of these Units was $0.10 per unit. Each Unit consists of 1 share of restricted common stock valued at $0.10 per share for a total of 2,000,000 shares and one 5 year Warrant. Each Series B Warrant entitles the holder to purchase one share of common stock at an exercise price of $0.05 per share and subject to adjustments due to recapitalization or reclassification of common stock.

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

(2)  Option for 3,500,000 common shares granted to a lender as part of the loan transaction. The options have a strike price of $0.10 per share and expire on July 1, 2019.

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