Form 10-Q
period 2017-10-31
MEDCAREERS GROUP, Inc.
filed 2018-08-06
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

MEDCAREERS GROUP, INC.

Consolidated Balance Sheets

As of October 31, 2017 and January 31, 2017

(Unaudited)

	October 31, 2017	January 31, 2017

Assets
Current Assets
Cash and Cash Equivalents	$64	$1,156

Total Assets	$64	$1,156

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$74,641	$67,424
Accrued Expenses	97,474	44,023
Accrued Expenses – Related Parties	342,445	145,650
Accrued Interest Payable	493,137	407,681
Deferred Revenue	9,565	10,902
Derivative Liabilities	355,504	421,973
Short Term Debt, net of Debt Discount of $1,256 and $45,526, respectively	1,070,538	1,023,927
Total Liabilities	2,443,304	2,121,580

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 19,500,000 shares authorized, 0 shares outstanding	—	—
Preferred Stock Series A, $0.001 par value, 500,000 shares, 330,000 shares outstanding	330	330
Preferred Stock Series B, $0.001 par value, 1,000 shares, 1,000 shares outstanding	1	1
Common Stock, $0.001 par value, 4,000,000,000 shares authorized, 561,655,477 shares issued and outstanding	561,655	561,655
Additional Paid In Capital	5,554,626	5,554,626
Accumulated Deficit	(8,559,852)	(8,237,036)
Total Stockholders’ Deficit	(2,443,240)	(2,120,424)

Total Liabilities and Stockholders’ Deficit	$64	$1,156

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Consolidated Statements of Operations

For the Three and Nine Months Ended October 31, 2017 and 2016

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2017	October 31, 2016	October 31, 2017	October 31, 2016

Revenue	$7,496	$3,385	$26,357	$22,853

Operating Expenses:
Cost of Revenues	—	1,445	—	2,945
Selling and Advertising	1,786	489	3,055	43,000
General and Administrative	93,967	79,885	283,107	182,692
Total Operating Expenses	95,753	81,819	286,162	228,637

Net Operating Loss	(88,257)	(78,434)	(259,805)	(205,784)

Other Income (Expense)
Gain (Loss) on Change of Derivative Liabilities	59,962	(72,785)	66,469	376,858
Interest Expense	(38,892)	(67,025)	(129,480)	(200,512)
Total Other Income (Expense)	21,070	(139,810)	(63,011)	176,346

Net Loss	$(67,187)	$(218,244)	$(322,816)	$(29,438)

Weighted Average Common Shares Outstanding - Basic and Diluted	561,655,477	561,655,477	561,655,477	543,686,983

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended October 31, 2017 and 2016

(Unaudited)

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(322,816)	$(29,438)
Adjustments to reconcile net loss to cash used by operating activities:
Gain on Change of Derivative Liabilities	(66,469)	(376,858)
Amortization of Debt Discount	44,270	114,361
Change in Operating Assets and Liabilities:
Other Current Assets	—	83
Accounts Payable	9,558	16,717
Accrued Expenses	53,451	7,354
Accrued Expenses – Related Parties	196,795	73,085
Accrued Interest Payables	85,456	83,198
Deferred Revenue	(1,337)	6,578
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,092)	(104,920)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Short-Term Debt	—	105,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	—	105,000

NET INCREASE (DECREASE) IN CASH	(1,092)	80

CASH AT BEGINNING OF PERIOD	1,156	—
CASH AT END OF PERIOD	$64	$80

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$—	$—
Cash Paid for Income Taxes	$—	$—

Non-Cash Financing Items:
Discount Related to Convertible Debt	$—	$90,318
Issuance of Common Shares for Debt Conversion	$—	$23,421
Gain on Additional Paid-in Capital from Debt Conversion	$—	$55,032

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of October 31, 2017:

	October 31, 2017	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities – embedded redemption feature	$355,504	$—	$—	$355,504
Totals	$355,504	$—	$—	$355,504

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

The Company had 5,627,500 options and warrants outstanding at October 31, 2017 which were potentially dilutive common stock equivalents but would be antidilutive and are not included.  As the Company incurred a net loss during the period ended October 31, 2017, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

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

NOTE 2 – GOING CONCERN AND FINANCIAL POSITION

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through October 31, 2017 of $8,559,852 and has a working capital deficit at October 31, 2017 of $2,443,304.

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

NOTE 3 – SHORT-TERM DEBT

The components of the Company’s short-term debt as of October 31, 2017 and January 31, 2017 were as follows:

			Outstanding Principal at
Maturity Date	Interest Rate	Conversion Price	October 31, 2017	January 31, 2017
Nov 4, 2013	12%	Not convertible	$100,000	$100,000
Jan 31, 2014	12%	$0.10	16,000	16,000
Jan 31, 2014	12%	$0.10	45,000	45,000
July 31, 2013	12%	$0.06	5,000	5,000
Nov 30, 2014	12%	Not convertible	18,000	18,000
Apr 30, 2013	12%	Not convertible	25,000	25,000
Jan 31, 2014	12%	$0.10	30,000	30,000
Dec 24, 2015	8%	(1)	5,000	5,000
Sep 10, 2017	8%	(2)	57,958	57,958
Sep 10, 2017	8%	(2)	23,863	23,863
Sep 10, 2017	8%	(2)	12,355	12,355
Sep 10, 2017	8%	(2)	10,950	10,950
Sep 10, 2017	8%	(2)	38,677	38,677
Dec 4, 2017	8%	(2)	25,000	25,000
Feb 3, 2017	8%	(2)	25,000	25,000
Mar 3, 2017	8%	(2)	30,000	30,000
Mar 24, 2017	8%	(2)	25,000	25,000
Feb 5, 2017	8%	(3)	25,000	25,000
Jan 2014 to Jan 2018	12%	$0.07 to $0.10	479,150	479,150
July 8, 2015	8%	(1)	5,500	5,500
May 5, 2015	8%	(1)	4,500	4,500
May 14, 2015	8%	(1)	23,297	23,297
May 19, 2015	8%	(1)	7,703	7,703
June 12, 2015	8%	(1)	26,500	26,500
July 19, 2016	8%	(1)	5,000	5,000
Due on demand	8%	Not convertible	2,341	—
Deferred Financing Costs			(93)	(3,248)
Debt Discount			(1,163)	(42,278)
Subtotal			$1,070,538	$1,023,927

__________

(1)	52% of the lowest trading price for the fifteen trading days prior to conversion day.
(2)	50% of the lowest trading price for the fifteen trading days prior to conversion day.
(3)	50% of the lowest trading price for the twenty trading days prior to conversion day.

The Company had accrued interest payable of $493,137 and $407,681 interest at October 31, 2017 and January 31, 2017, respectively.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that some instruments should be classified as liabilities due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The instrument is measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a discount to the note on the debt modification date. For the nine months ended October 31, 2017 and 2016, the Company recorded amortization expense of $41,115 and $27,282, respectively.

During the nine months ended October 31, 2017 and 2016, the Company converted a total of $0 and $23,421, respectively, of the convertible debt plus accrued interest into zero and 106,817,377 common shares.

As of October 31, 2017, the Company had $738,293 of aggregate debt in default. The agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. The Company continues to accrue interest at the listed rates, and plans to seek their conversion or payoff within the next twelve months.

On April 25, 2018, the Company entered into replacement notes with 4 existing note holders. The new notes combined the principle amounts of each of their existing notes along with each note’s accrued interest, extended the maturity dates to April 24, 2020 with an interest rate per annum of 15%. The total principal and accrued interest replaced were $530,650 and $ 316,679, respectively.

NOTE 4 – DERIVATIVE LIABILITIES

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices. The fair value of the derivative liability is determined using the lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. In our calculation at October 31, 2017, volatility ranged from 178 to 215%, the term ranged from 0.25 to 0.66 years, and the risk free interest rate was 1.38 to 1.42%. The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy for the nine months ended October 31, 2017.

Level 3
Derivatives
Balance, January 31, 2017	$421,973
Market to Market adjustment of Derivatives	(66,469)
Balance, October 31, 2017	$355,504

For the nine months ended October 31, 2017 and 2016, the Company recorded gain from the change in the fair value of derivative liabilities of $66,469 and $376,858, respectively.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Preferred Stock:

The Company is authorized to issue 20,001,000 shares of Preferred Stock, having a par value of $0.001 per share, of which 500,000 are designated as Series A and 1,000 are designated as Series B.

The Series A Preferred Stock has an automatic forced conversion upon the completion of the repurchase or extinguishing of all “toxic” debt, the extinguishing of all other existing dilutive debt or equity structures, and total recapitalization of the Company. As of October 31, 2017, the Company had 330,000 shares of Series A Preferred issued and outstanding.

The Series B Preferred Stock has voting rights equal to 51% of the total voting rights at any time.  There are no conversion rights granted holders of Series B Preferred shares. As of October 31, 2017, the Company had 1,000 shares of Series B Preferred Stock issued, outstanding and held by Timothy Armes.

Common Stock:

The Company is authorized to issue 4,000,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  During the nine months ended October 31, 2017, the Company did not issue any common stock. At October 31, 2017 and January 31, 2017, there were 561,655,477 shares issued and outstanding.

Options and Warrants:

During the nine months ended October 31, 2017, the Company did not issue any options or warrants. The Company had the following warrants outstanding at October 31, 2017:

	Number of Warrants	Weighted Average Exercise Price For Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at January 31, 2017	5,755,000	$ 0.08
Expired	(255,000)	$ 0.10
Outstanding and exercisable at October 31, 2017	5,500,000	$ 0.08	1.14	$ —

NOTE 6 – RELATED PARTY TRANSACTIONS

As of October 31, 2017 and January 31, 2017, the Company had $342,445 and $145,650 of related party accrued expenses related to accrued compensation for employees and consultants.

The Company maintains its executive offices of approximately 300 sq. ft., at 758 E. Bethel School Road, Coppell, Texas 75019 in the home of the President and CEO for which it pays no rent. The Company and the CEO moved the office to 6515 Goodman Rd., #258, Olive Branch, MS. 38654 in July 2018. The Company plans to lease office space when their operations require it and funding permits.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

There is pending litigation initiated by the Company around the validity of a $100,000 note which the Company signed based upon representations of funding from the maker which were never received. The Company is initiating litigation to dispute the note and the 10,151,540 shares that have been issued.

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

Acquisition

On June 18, 2018, the Company entered into a Binding Letter of Intent (“Binding LOI”), with The 4 Less Corp. (“4Less”). The Company will acquire all of the issued and outstanding shares of common stock of 4Less. The Company shall issue (1) 19,000 shares of Series B preferred stock (2) 6,750 shares of Series C preferred stock (3) 750 shares of Series D preferred stock to shareholders and pay $150,000 to 4Less within 15 days of execution of this Binding LOI. Timothy Armes, CEO of the Company, agreed to return 60,000,000 shares of common stock of the Company in exchange 120 shares of Series D preferred stock at the time of execution of the definitive agreement.

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

***

Results for the three and nine months ended October 31, 2017

Revenues

For the three months ended October 31, 2017 and 2016, revenues were $7,496 and $3,385, respectively. The Company did not have many activities for both quarter due to insufficient cash. However, it received fewer contracts for the three months ended October 31, 2016.

Cost of revenues

Cost of revenues were $0 and $1,445 for the three months ended October 31, 2017 and 2016, respectively. The changes reflect the swings in costs as the Company promotes its nurse portal and the variation in those costs as the Company has yet to enter a period where the operations in sales and cost of sales are relatively constant. Until the Company enters a reasonably constant operating period, the costs will vary widely.

Selling and advertising expenses

Selling and advertising expenses were $1,786 and $489 for the three months ended October 31, 2017 and 2016, respectively. The increase is from tradeshow related expenses.

General and administrative expenses

General and administrative expenses for the three months ended October 31, 2017 and 2016 were $93,967 and $79,885, respectively. The increase was mainly resulted from the increase in the website development related fees.

Other income (expense)

Other income (expense) includes interest expense of $38,892 and $67,025 for the three months ended October 31, 2017 and 2016, respectively, and gain on derivatives of $59,962 and $72,785 for the three months ended October 31, 2017 and 2016, respectively. The change in interest expense was mainly because of debt discounts were fully amortized during the year ended January 31, 2017. The change in gain from derivatives was mainly due to the change in expected term and volatility assumptions.

Results for the nine months ended October 31, 2017 and 2016

Revenues

For the nine months ended October 31, 2017 and 2016, revenues were $26,357 and $22,853, respectively. . The Company did not have many activities for both periods due to insufficient cash. However, it received fewer contracts for the nine months ended October 31, 2016.

Cost of revenues

Cost of revenues were $0 and $2,945 for the nine months ended October 31, 2017 and 2016, respectively. The changes reflect the swings in costs as the Company promotes its nurse portal and the variation in those costs as the Company has yet to enter a period where the operations in sales and cost of sales are relatively constant. Until the Company enters a reasonably constant operating period, the costs will vary widely.

Selling and advertising expenses

Selling and advertising expenses were $3,055 and $43,000 for the nine months ended October 31, 2017 and 2016, respectively. This decrease was due to our President doing more of the sales presentations rather than outsourcing to third party.

General and administrative expenses

General and administrative expenses for the nine months ended October 31, 2017 and 2016 were $283,107 and $182,692, respectively. The increase was mainly resulted from the increase in the website development related fees.

Other income (expense)

Other income (expense) includes interest expense of $129,480 and $200,512 for the nine months ended October 31, 2017 and 2016, respectively, and gain on derivatives of $66,469 and $376,858 for the nine months ended October 31, 2017 and 2016, respectively. The change in interest expense was mainly because debt discounts were fully amortized during the year ended January 31, 2017. The change in gain from derivatives was mainly due to the change in expected term and volatility assumptions.

Liquidity and Capital Resources

As of October 31, 2017, the Company had negative working capital of $2,443,239, comprised of current assets of $64 and current liabilities of $2,443,303.

Net cash used in operations for the nine months ended October 31, 2017 was $1,092 compared to $104,920 for the nine months ended October 31, 2016.

Net cash used for purchase of fixed assets was $0 for the nine months ended October 31, 2017 and 2016.

Net cash provided by financing activities for the nine months ended October 31, 2017 was $0 compared to $105,000 for the same period in 2016.

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

ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures are once again effective.  Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended October 31, 2017 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

	Consideration		Date	# Shares
Balance, Number of shares outstanding, January 31, 2016				454,838,100
Common stock issued at fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(1)	Feb 5, 2016	27,525,867
Common stock issued at fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(2)	Mar 11, 2016	43,328,767
Common stock issued at fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(3)	May 10, 2016	35,962,743
Balance, Number of shares outstanding, January 31, 2017				561,655,477
NONE				0
Balance, Number of shares outstanding, October 31, 2017				561,655,477

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

The Company had the following options or warrants outstanding at October 31, 2017:

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