Form 10-K
period 2018-01-31
MEDCAREERS GROUP, Inc.
filed 2018-11-08
CIK 1438901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   January 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission file number:   333-152444

MEDCAREERS GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-1580812
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6515 Goodman Rd, #258, Olive Branch, MS	38654
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   662-510-8992

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

Yes [  ]          No [X]

Indicate by check mark whether the registrant has submitted electronically on its corporate Website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes [  ]          No [X]

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the average bid and asked prices of the common stock on January 31, 2018 (the last business day of the registrant’s most recently completed fiscal period covered by this report) was approximately $215 thousand.

Number of common shares outstanding at November 6, 2018:   1,064,651,043

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

In June of 2014, Nurses Lounge began the development of a 2.0 version of the network. The new version was a complete upgrade that went into beta testing on August 1, 2014 and then live on September 2, 2014. With the completion of this upgrade Nurses Lounge functions as a true Professional Network for Nurses (or comparatively a LinkedIn for Nurses). Like LinkedIn, when a nurse joins they can create an online professional profile and invite colleagues to join their online professional network.

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

Additionally, we plan to be current with all required filings including the April 30, 2018 and July 31, 2018 Form 10-Q’s. With the completion of this process coming to a close, we are presently looking at various strategic options to enhance shareholder value, including the option of selling our subsidiary, which could relieve the Company of much of its debt.

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

•	According to a 2013 survey conducted by the National Council of State Boards of Nursing and The Forum of State Nursing Workforce Centers, 55% of the RN workforce is age 50 or older.

•	Approximately 700 schools offer a Bachelor of Science in Nursing (BSN) and other advanced degrees such as Masters and PhD.

•	Approximately 2,500 community college type schools offer a 2 year Associate Degree in Nursing (ADN).

•	Approximately 5,600 hospitals are located across the U.S. where approximately 60% of all nurses are employed, according to American Association Colleges of Nursing (AACN).

•	An approximate 250,000 shortage in nurses has been predicted by end of 2018.

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

We Have Historically Generated Limited Revenues And Have Generated Only Nominal Revenues For A Period Of Over Two Years.

We generated nominal revenues for the years ended January 31, 2018 and 2017 of $36,416 and $30,414 respectively. Furthermore, we anticipate our expenses increasing in the future.  We do not currently generate significant revenues.  We can make no assurances that we will be able to generate any revenues in the future, that we will have sufficient funding to support our operations and pay our expenses.  In the event we are unable to generate revenues and/or support our operations, we will be forced to curtail and/or abandon our current business plan and any investment in the Company could become worthless.

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

Timothy Armes, The Chief Executive Officer Of The Company, Exercises Significant Voting Control Over The Company.

As a result of the Exchange and the other transactions described above, Timothy Armes, the former largest shareholder of Nurses Lounge and our Chief Executive Officer and sole director, has beneficial ownership of 129,618,724 shares or approximately 13.47% of the Company’s common stock.  Therefore, Mr. Armes currently has significant voting control in determining the outcome of all corporate transactions or other matters, including the election and removal of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Armes from any officer position or director position he may choose to hold within the Company, which will mean he will remain in constructive control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company’s common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

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

Our Losses Raise Doubt As To Whether We Can Continue As A Going Concern.

We had cumulative operating losses through January 31, 2018 of $9,060,663 and had a working capital deficit at January 31, 2018 of $2,830,241.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or obtain profitable operations. As such, there is substantial doubt as to our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

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

We Will Face Significant Competition From Monster.Com And CareerBuilder, Niche Healthcare Sites Such As Nurse.Com And Healthecareers As Well As Job Aggregator Sites Such As Indeed.Com And Other Internet Job Posting Websites.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Executive Offices

The Company maintains its executive offices of approximately 300 sq. ft., at 3170 Getwell Ln, Olive Branch, MS 38654 in the home of the President and CEO for which it pays no rent. The Company and the CEO moved the office to 6515 Goodman Rd., #258, Olive Branch, Mississippi 38654 in July 2018. The Company plans to lease office space when their operations require it and funding permits.

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

Calendar Quarter Ending	Low	High

January 31, 2018	0.0001	0.0013
October 31, 2017	0.0003	0.0005
July 31, 2017	0.0003	0.0005
April 31, 2017	0.0003	0.0005

January 31, 2017	0.0003	0.0004
October 31, 2016	0.0002	0.0005
July 31, 2016	0.0003	0.0005
April 31, 2016	0.0005	0.0008

No cash dividends on the Company common stock have been declared or paid since the Company’s inception. The Company had approximately 80 shareholders at August 15, 2018. This does not include shareholders that hold their shares in street name or with a broker.

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

The Company relied upon an exemption from registration in accordance with Section 4(2) of the Securities Act of 1933.

Common Stock

	Consideration		Date	# Shares
Balance, Number of shares outstanding, January 31, 2016				454,838,100
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(1)	Feb 5, 2016	27,525,867
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(2)	Mar 11, 2016	43,328,767
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(3)	May 10, 2016	35,962,743
Number of shares outstanding, January 31, 2017				561,655,477
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(4)	Nov 15, 2017	55,938,667
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(5)	Nov 29, 2017	61,429,041
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(6)	Dec 8, 2017	61,455,342
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(7)	Jan 19, 2018	34,000,000
Accrued expenses converted to common stock – related party	Convert a portion of accrued expense	(8)	Jan 31, 2018	30,000,000
Accrued expenses converted to common stock – related party	Convert a portion of accrued expense	(9)	Jan 31, 2018	15,000,000
Accrued expenses converted to common stock	Convert a portion of accrued expense	(10)	Jan 31, 2018	10,000,000
Common stock issued for services	Services	(11)	Jan 31, 2018	10,000,000
Common stock issued for services	Services	(12)	Jan 31, 2018	1,000,000
Number of shares outstanding, January 31, 2018				840,478,527

(1) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $4,000 of the note and $129 in accrued interest.

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

(2) Partial conversion of Note that had a conversion feature at 50% of market price per share. These shares were issued for the conversion of $12,500 of the note and $499 of accrued interest.

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

(3) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $4,000 of the note and $2,293 in accrued interest.

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

(4) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $6,050 of the note and $2,341 in accrued interest.

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

(5) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $4,400 of the note and $1,743 in accrued interest.

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

(6) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $4,400 of the note and $1,745 in accrued interest.

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

(7) Partial conversion of Note that had a conversion feature at 50% of market price per share. These shares were issued for the conversion of $2,550 of the note.

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

(8) Partial conversion of related party accrued expenses. These shares were issued for the conversion of $2,250 of the accrued expenses.

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

(9) Partial conversion of related party accrued expenses. These shares were issued for the conversion of $1,125 of the accrued expenses.

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

(10) Partial conversion of accrued expenses. These shares were issued for the conversion of $750 of the accrued expenses.

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

(11) Common stock issued for services valued at $3,000.

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

(12) Common stock issued for services valued at $300.

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

Options and Warrants

The Company had the following options or warrants outstanding at January 31, 2018:

Issued To	# Options	Dated	Expire	Strike Price
Lender (1)	3,500,000	07/02/2014	07/01/2019	$0.10 per share

(1) Option for 3,500,000 common shares granted to a lender as part of the loan transaction. The options have a strike price of $0.10 per share and expire on July 1, 2019.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Activity

At the end of our fiscal year end and through this filing we have concentrated further development of our network into a talent acquisition platform for hiring nurses as well as the launch of a searchable nursing degree program directory.

Based on interest to date, we believe that by FYE 2020 we can have the largest searchable nursing degree program directory on the internet. As of this filing, we have approximately 400 degree plans listed by some of the largest nursing schools in the country. The majority of the degree plans listed are for graduate degrees as well as online RN to BSN degree programs.

We plan to monetize the directory by selling advertising packaging to schools which include banner ads, email campaigns as well as sponsorships of degree plans by category. To date we have sold ad campaigns ranging between $1,500 and $4,000.

Our financial statements contain information expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we satisfy our liabilities and commitments in the ordinary course of business.

Additionally, we plan to be current with all required filings including the April 30, 2018 and July 31, 2018 Form 10-Q’s. With the completion of this process coming to a close, we are presently looking at various strategic options to enhance shareholder value, including the option of selling our subsidiary, which could relieve the Company of much of its debt.

Acquisition

On June 18, 2018, the Company entered into a Binding Letter of Intent (“Binding LOI”), with The 4Less Corp. (“4Less”). The Company will acquire all of the issued and outstanding shares of common stock of 4Less. The Company shall issue (1) 19,000 shares of Series B preferred stock (2) 6,750 shares of Series C preferred stock (3) 750 shares of Series D preferred stock to shareholders and pay $150,000 to 4Less within 15 days of execution of this Binding LOI. Timothy Armes, CEO of the Company, agreed to return 60,000,000 shares of common stock of the Company in exchange for 120 shares of Series D preferred stock at the time of execution of the definitive agreement.

Results of Operations For the Year Ended January 31, 2018 compared to the year ended January 31, 2017

We had revenue of $36,416 for the year ended January 31, 2018, compared to $30,414 for the year ended January 31, 2017.  We had total cost of revenues of $0 for the year ended January 31, 2018, compared to cost of revenues of $2,945 for the year ended January 31, 2017.

We had total operating expenses of $393,821 for the year ended January 31, 2018, consisting of $3,872 of selling and marketing expenses and $389,949 of general and administrative expenses, which included $300 of stock issued for services.  For the year ended January 31, 2017, we had total operating expenses of $312,543, consisting of $27,831 of selling and marketing expenses and $284,712 of general and administrative expenses.

We had total other expense of $543,257 for the year ended January 31, 2018, consisting of interest expense of $226,516, loss on derivatives of $149,008, amortization of debt discount of $79,052, loss on note conversions of $51,900, and loss on debt extinguishment of $36,781.

We had total other income of $80,818 for the year ended January 31, 2017, consisting of interest expense of $119,951, gain on derivatives of $358,442, amortization of debt discount of $152,940 and amortization of deferred financing costs of $4,733.

We had a net loss of $900,662 for the year ended January 31, 2018, compared to a net loss of $204,256 for the year ended January 31, 2017.

Liquidity and Capital Resources

As of January 31, 2018, the Company had total current assets of $2,830, consisting of cash. We had total liabilities of $2,912,514, made up of accounts payable of $44,342, accrued expenses of $215,591, accrued expenses to related parties of $292,415, deferred revenue of $14,496, accrued interest payable of $527,831, derivative liabilities of $760,788 and $1,057,051 of short term debt net of debt discounts and deferred financing costs of $46,788. We had negative working capital of $2,909,684 as of January 31, 2018.

Net cash used in operations for the year ended January 31, 2018 was $54,737 compared to $103,844 for the year ended January 31, 2018.

Cash provided by financing activities for the year ended January 31, 2018 was $56,411 compared to $105,000 for the year ended January 31, 2017. In both years the cash provided from financing activities was from the net proceeds of notes payable.

The Company has borrowed funds and/or sold stock for working capital.  These transactions are detailed in the section “Recent Sales of Unregistered Securities”.

Currently the Company does not have sufficient cash reserves to meet its contractual obligations and its ongoing monthly expenses, which the Company anticipates totaling approximately $360,000 over the next 12 months.  Historically, revenues have not been sufficient to cover operating costs that would permit the Company to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has been able to continue operating to date largely from loans made by its shareholders, other debt financings and sale of common stock.  The Company is currently looking at both short-term and more permanent financing opportunities, including debt or equity funding, bridge or short term loans, and/or traditional bank funding, but we have not decided on any specific path moving forward.  Until we have raised sufficient funding to pay our ongoing expenses associated with being a public company, and we have sufficient funds to support our planned operations, the Company can provide no assurances that it will be able to meet its short and long term liquidity needs, until necessary financing is secured.  The Company generates revenue from the Nurses Lounge business, which the Company hopes will increase to the point where the Company can finance at least a substantial portion of the Company’s obligations, of which there can be no assurance.

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

Acquisition

On June 18, 2018, the Company entered into a Binding Letter of Intent (“Binding LOI”), with The 4Less Corp. (“4Less”). The Company will acquire all of the issued and outstanding shares of common stock of 4Less. The Company shall issue (1) 19,000 shares of Series B preferred stock (2) 6,750 shares of Series C preferred stock (3) 750 shares of Series D preferred stock to shareholders and pay $150,000 to 4Less within 15 days of execution of the Binding LOI. The amount was subsequently reduced to $110,000 by verbal agreement between the parties. The Company paid the $110,000 in June 2018. Timothy Armes, CEO of the Company, agreed to return 60,000,000 shares of common stock of the Company in exchange for 120 shares of Series D preferred stock at the time of execution of the definitive agreement. The parties agreed to enter into mutually agreeable definitive agreement for the closing of the transaction within 120 days of the execution of this Binding LOI.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8.  Financial Statements and Supplementary Data.

The Company’s consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of January 31, 2018 and 2017 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended have been audited by independent registered public accounting firms Marcum, LLP and MaloneBailey, LLP respectively. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

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

We have identified the following weaknesses:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at January 31, 2018. Based on its evaluation, our management concluded that, as of January 31, 2018, our internal control over financial reporting was not effective because of limited staff and a need for a full time chief financial officer and the identification of the material weaknesses described above.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Name	Age	Position	Date First Appointed/ Elected To the Company
Timothy Armes	62	Chairman, Chief Executive Officer, President, Secretary and Treasurer and President and Chief Executive Officer of Medcareers	August 2011

		Chairman, Chief Executive Officer, President, Secretary and Treasurer and President and Chief Executive Officer of Nurses Lounge	September 2006

Garret Armes	33	Vice President of Nurses Lounge	November 18, 2009

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

Garret Armes. Has served as the Vice President of Nurses Lounge since November 18, 2010 and as Vice President of Nurses Lounge since the launch of the Nurses Lounge network in March 2009.  Garret is a 2008 graduate of the University of North Texas with a Bachelor of Arts in Advertising and a Minor in Marketing. Upon graduation Garret assumed several responsibilities with Nurses Lounge. When Nurses Lounge magazine was in circulation he created in-house ads, wrote articles, assisted with layout, and managed the distribution lists. Garret led the transition of the website from a portal into a professional network for nurses including design and re-launching of the site as well as the day-to-day administration. Responsibilities range from creating banner ads, writing articles and press releases, sales and support, web development and design, as well as lead community administrator.  Garret Armes is the son of Timothy Armes.

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

Board Meetings and Annual Meeting

During the fiscal year ended January 31, 2018, our Board of Directors (currently consisting solely of Timothy Armes) did not meet or hold any formal meetings.  We did not hold an annual meeting in the year ended January 31, 2018.  In the absence of formal board meetings, the Board conducted all of its business and approved all corporate actions during the fiscal year ended January 31, 2018 by the unanimous written consent of its sole director.

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

Item 11.  Executive Compensation.

Summary Compensation Table

The table below summarizes the total compensation paid or earned by the Company’s Chief Executive Officer and Chief Financial Officer during the fiscal years ended January 31, 2018 and 2017.  The Company did not have any executive officers who received total compensation in excess of $100,000 during the fiscal years disclosed below, other than disclosed below.

Name and principal position (1)	Year	Salary	Bonus	Stock Awards	Option Awards	All other compensation*	Total compensation

Timothy Armes	2018	$24,100	—	—	—	—	$24,100
CEO, President, Treasurer, Secretary and Director (1)	2017	$14,000	—	—	—	—	$14,000

Garret Armes	2018	$5,050	—	—	—	—	$5,050
Vice President Nurses Lounge	2017	$5,100	—	—	—	—	$5,100

__________

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

Based on information available to us, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date of this filing are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage of ownership of any other person. The following table is based on 1,015,028,292 common shares issued and outstanding as of August 16, 2018.

	Beneficial Owner	Address	Common Shares	Percent Ownership

Common Stock	Timothy Armes Chairman / CEO President, Secretary, CFO	6515 Goodman Road #258 Olive Branch, MS 38654	129,627,564	12.77%

Common Stock	Garret Armes Vice President Nurses Lounge	6515 Goodman Road #258 Olive Branch, MS 38654	46,945,000	4.62%

	All Officers and Directors as a Group (2 Persons)		146,572,641	14.44%

	Greater than 5% Shareholders		—	—

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

Item 14.  Principal Accounting Fees and Services.

(1) Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant’s annual financial statements and review of the financial statements included in the registrant’s Form 10-K and Form 10-Q(s) for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for fiscal years 2018 and 2017 was approximately $26,000 and $30,000, respectively.

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

Date: November 7, 2018

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

*   Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MedCareers Group, Inc.

Coppell, Texas

We have audited the accompanying consolidated balance sheets of MedCareers Group, Inc. and its subsidiary (the “Company”) as of January 31, 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MALONEBAILEY, LLP

MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

May 18, 2018, except for Note 10 as to which the date is May 23, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

MedCareers Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of MedCareers Group, Inc. (the “Company”) as of January 31, 2018, the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2018, and the results of its operations and its cash flows for the year ended January 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and incurred negative operating cash flows and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2018.

Houston, Texas

November 7, 2018

MEDCAREERS GROUP, INC.

Consolidated Balance Sheets

January 31, 2018 and 2017

	2018	2017
Assets
Current Assets
Cash and Cash Equivalents	$2,830	$1,156

Total Assets	$2,830	$1,156

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$44,342	$67,424
Accrued Expenses	215,591	44,023
Accrued Expenses – Related Party	292,415	145,650
Deferred Revenue	14,496	10,902
Accrued Interest Payable	527,831	407,681
Derivative Liabilities	760,788	421,973
Short-term Debt, net of unamortized debt discount of $46,788 and $45,526	1,057,051	1,023,927
Total Current Liabilities	2,912,514	2,121,580

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 19,642,880 undesignated shares authorized; 0 shares outstanding	—	—
Preferred Stock, Series A, $0.001 par value, 330,000 shares authorized, 330,000 shares issued and outstanding	330	330
Preferred Stock, Series B, $0.001 par value, 20,000 shares authorized, 1,000 shares issued and outstanding	1	1
Preferred Stock, Series C, $0.001 par value, 7,250 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.001 par value,4,000,000,000 shares authorized, 840,478,527 and 561,655,477 shares issued and outstanding	840,478	561,655
Additional Paid In Capital	5,387,205	5,554,626
Accumulated Deficit	(9,137,698)	(8,237,036)
Total Stockholders’ Deficit	(2,909,684)	(2,120,424)

Total Liabilities and Stockholders’ Deficit	$2,830	$1,156

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Consolidated Statements of Operations

For the Years Ended January 31, 2018 and 2017

	2018	2017
Revenue	$36,416	$30,414

Operating Expenses:
Cost of Revenues	—	2,945
Selling and Advertising	3,872	27,831
General and Administrative	389,949	284,712
Total Operating Expenses	393,821	315,488

Net Operating Loss	(357,405)	(285,074)

Other Expense
Amortization of Debt Discount	(79,052)	(152,940)
Amortization of Deferred Financing Costs	—	(4,733)
Change in Fair Value on Derivatives	(149,008)	358,442
Loss on Conversion of Notes Payable	(51,900)	—
Loss on Debt Extinguishment	(36,781)	—
Interest Expense	(226,516)	(119,951)
Total Other Income (Expense)	(543,257)	80,818

Net Loss	$(900,662)	$(204,256)

Weighted Average Shares Outstanding - Basic and Diluted	595,032,788	543,051,889
Loss per Share - Basic and Diluted	$(0.00)	$(0.00)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended January 31, 2018 and 2017

	Preferred Stock		Preferred Stock
	Series A		Series B		Preferred Stock		Common Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance at January 31, 2016	330,000	$330	1,000	$1	—	$—	454,838,100	$454,838	$5,582,990	$(8,032,780)	$(1,994,621)
Conversion of Notes Payable to Common Stock	—	—	—	—	—	—	106,817,377	106,817	(83,396)	—	23,421
Reclass of Derivative Liability to Equity Upon Conversion	—	—	—	—	—	—	—	—	55,032	—	55,032
Net Loss	—	—	—	—	—	—	—	—	—	(204,256)	(204,256)
Balance at January 31, 2017	330,000	$330	1,000	$1	—	$—	561,655,477	$561,655	$5,554,626	$(8,237,036)	$(2,120,424)
Conversion of Notes Payable to Common Stock and Related Derivative Liabilities	—	—	—	—	—	—	212,823,050	212,823	(121,221)	—	91,602
Issuance of Common Stock for Accounts Payable and Accrued Expenses	—	—	—	—	—	—	65,000,000	65,000	(45,500)	—	19,500
Issuance of Common Stock for Services	—	—	—	—	—	—	1,000,000	1,000	(700)	—	300
Net Loss	—	—	—	—	—	—	—	—	—	(900,662)	(900,662)
Balance at January 31, 2018	330,000	$330	1,000	$1	—	$—	840,478,527	$840,478	$5,387,205	$(9,137,698)	$(2,909,684)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Consolidated Statements of Cash Flows

For the Years Ended January 31, 2018 and 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(900,662)	$(204,256)
Adjustments to reconcile net loss to cash used by operating activities:
Stock-based Compensation	300	—
Change in Fair Value of Derivative Liabilities	149,008	(358,442)
Amortization of Debt Discount	79,052	152,940
Amortization of Deferred Financing Costs	—	4,733
Additional Interest Expenses from Derivative Liabilities	82,143	—
Loss on Debt Extinguishment	36,781	—
Loss on Conversion of Notes Payable	51,900	—
Change in Operating Assets and Liabilities:
Accounts Receivable	—	995
Other Current Assets	—	83
Accounts Payable	(9,538)	19,840
Accrued Expenses – Related Party	146,765	145,650
Deferred Revenue	3,594	10,902
Interest Payable	134,354	119,278
Accrued Expenses	171,566	4,433
CASH FLOWS USED IN OPERATING ACTIVITIES	(54,737)	(103,844)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable, Net of Financing Costs	81,411	105,000
Payments on Notes Payable	(25,000)	—
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	56,411	105,000

NET INCREASE IN CASH	1,674	1,156

CASH AT BEGINNING OF PERIOD	1,156	—

CASH AT END OF PERIOD	$2,830	$1,156

Supplemental Disclosure of Cash Flows Information:
Cash Paid for Interest	$3,072	$—
Income Taxes	$—	$—

Non-Cash Investing and Financing Activities:
Recognition of Derivative Liabilities related to Convertible Debt	$80,411	$90,318
Issuance of Common Shares for Accounts Payable – Related Party	$16,500	$—
Issuance of Common Shares for Accounts Payable	$3,000	$—
Issuance of Common Shares for Debt and Accrued Interests Conversion	$94,010	$23,421
Reclass of Derivative Liability to Equity Upon Conversion	$—	$55,032

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Notes to Financial Statements

January 31, 2017 and 2016

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business

MedCareers Group, Inc. (the “Company”, “MedCareers”) currently operates a website for nurses, nursing schools and nurses’ organizations which enables the respective entities to communicate more easily and efficiently with their members.

Significant Accounting Policies

The Company’s management selects accounting principles generally accepted in the United States of America (“U.S. GAAP”) and adopts methods for their application.  The application of accounting principles requires the estimating, matching and timing of revenue and expense. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements.

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting in conformity with U.S. GAAP.

Principles of Consolidation

The financial statements include the accounts of MedCareers Group, Inc. as well as Nurses Lounge, Inc.  All significant inter-company transactions have been eliminated.  All amounts are presented in U.S. Dollars unless otherwise stated.

Use of Estimates

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  The carrying amount of cash and cash equivalents approximates fair market value.

Income Taxes

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. ASC 740, Accounting for Income Taxes requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. The Company’s gross deferred tax assets were revalued based on the reduction in the federal statutory tax rate from 35% to 21%. A corresponding offset has been made to the valuation allowance, and any potential other taxes arising due to the Tax Act will result in reductions to the Company’s net operating loss carryforward and valuation allowance. The Company will continue to analyze the Tax Act to assess its full effects on the Company’s financial results, including disclosures, for the Company’s fiscal year ending January 31, 2019, but the Company does not expect the Tax Act to have a material impact on the Company’s consolidated financial statements.

Fair Value of Financial Instruments

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

As of January 31, 2018 and 2017, the Company’s derivative liabilities were measured at fair value using Level 3 inputs.  See Note 7.

Related Party Transactions

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

Derivative Liability

The derivative liabilities are valued as a level 3 input for valuing financial instruments. The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices and reclassification of equity instrument to liability due to insufficient shares for issuance. As the price of the common stock varies, it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date. When evaluating the effect of the issuance of new equity-linked or equity-settled instruments on previously issued instruments, the Company uses first-in, first-out method (“FIFO”) where authorized and unused shares would first be used to satisfy the earliest issued equity-linked instruments. As of January 31, 2018, warrants to purchase 3,500,000 common shares issued in July 2014 were not classified as derivative liability while the remaining warrants outstanding were classified as derivative liability based on the FIFO method.

The fair value of the derivative liability is determined using a lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate.

Revenue Recognition

The Company generates revenues from job postings, banner advertisements and email campaigns. Revenue is recognized when persuasive evidence of an arrangement exists, delivery or service has occurred, the sales price is fixed or determinable and receipt of payment is probable. Certain sales are for services over the period of six months or a year and those sales are recognized ratably over the period. Any amount collected but not earned is recorded as deferred revenue.

Stock-Based Compensation

The Company accounts for stock options at fair value. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

Loss per Common Share

The weighted average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per common share are computed using the weighted average number of common shares and potentially dilutive common shares outstanding.  Potentially dilutive common shares are additional common shares assumed to be exercised.  Potentially dilutive common shares are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss, as their effect would be considered anti-dilutive.

The Company had 37,500,000 warrants, 330,000 shares of Series A Preferred Stock and 1,000 shares of Series B Preferred Stock outstanding at January 31, 2018 which were potentially dilutive common stock equivalents but would be antidilutive and are not included.  As the Company incurred a net loss during the year ended January 31, 2018, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive. Excluded from this calculation are convertible notes of $1,060,839 and $1,044,453 at January 31, 2018 and 2017, respectively, since the impact would be antidilutive thus not included.

Recently Issued Accounting Standards

Revenue from Contracts with Customers: In May 2014, ASC 606 was issued related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. This accounting standard update, as amended, will be effective for reporting periods beginning after December 15, 2017. Early adoption is permitted, but no earlier than fiscal 2017. The Company will adopt the new guidance effective February 1, 2018 and is not expected to have an impact on the Company’s consolidated financial statements.

There were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

NOTE 2 – GOING CONCERN AND FINANCIAL POSITION

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through January 31, 2018 of $9,137,698 and has a working capital deficit at January 31, 2018 of $2,909,684. As of January 31, 2018, the Company only had cash and cash equivalents of $2,830 and had short-term debt in default. The short-term debt agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date that the financial statements were issued.

The potential proceeds from the sale of common stock and other contemplated debt and equity financing, and increases in operating revenues from new development and business acquisitions might enable the Company to continue as a going concern.  However, revenues have not been sufficient to cover operating costs that would permit the Company to continue as a going concern historically and there can be no assurance that the Company can or will be able to complete any debt or equity financing, or develop or acquire one or more business interests on terms favorable to it.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SHORT-TERM DEBT

The components of the Company’s debt as of January 31, 2018 and 2017 were as follows:

			Outstanding Principal at
Maturity Date	Interest Rate	Conversion Price	January 31, 2018	January 31, 2017
Nov 4, 2013	12%	$0.075	$100,000	$100,000
Jan 31, 2014	12%	$0.10	16,000	16,000
Jan 31, 2014	12%	$0.10	45,000	45,000
July 31, 2013	12%	$0.06	5,000	5,000
Nov 30, 2014	12%	Not convertible	18,000	18,000
April 30, 2013	12%	Not convertible	25,000	25,000
Jan 31, 2014	12%	$0.10	30,000	30,000
Dec 24, 2015	8%	(1)	5,000	5,000
Sep 10, 2017	8%	(2)	27,361	57,958
Sep 10, 2017	8%	(2)	23,863	23,863
Sep 10, 2017	8%	(2)	12,355	12,355
Sep 10, 2017	8%	(2)	26,697	10,950
Sep 10, 2017	8%	(2)	38,677	38,677
Dec 4, 2017	8%	(2)	25,000	25,000
Feb 3, 2017	8%	(5)	25,000	25,000
Mar 3, 2017	8%	(5)	30,000	30,000
Mar 24, 2017	8%	(6)	25,000	25,000
Feb 5, 2017	8%	(3)	—	25,000
Jan 2014 to Jan 2018	12%	$0.07 to $0.10	454,650	479,150
July 8, 2015	8%	(1)	5,500	5,500
May 5, 2015	8%	(1)	4,500	4,500
May 14, 2015	8%	(1)	23,297	23,297
May 19, 2015	8%	(1)	7,703	7,703
June 12, 2015	8%	(1)	26,500	26,500
July 19, 2016	8%	(1)	5,000	5,000
Mar 3, 2017	8%	(6)	21,500	—
Feb 3, 2017	8%	(5)	7,161	—
Dec 27, 2018	15%	(4)	51,750	—
Jan 5, 2019	0%	(4)	18,325	—
Deferred Financing Costs			—	(3,248)
Debt Discount			(46,788)	(42,278)
Subtotal			$1,057,051	$1,023,927

__________

(1)	52% of the lowest trading price for the fifteen trading days prior to conversion day.
(2)	50% of the lowest trading price for the fifteen trading days prior to conversion day.
(3)	50% of the lowest trading price for the twenty trading days prior to conversion day.
(4)	50% of the lowest trading price for the forty trading days prior to conversion day, but not higher than $0.000075.
(5)	50% of the lowest trading price for the fifteen trading days prior to conversion day, but not higher than $0.001.
(6)	50% of the lowest trading price for the fifteen trading days prior to conversion day, but not higher than $0.005.

The Company had accrued interest payable of $527,831 and $407,681 on the notes at January 31, 2018 and 2017, respectively.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that some instruments should be classified as liabilities due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The instruments are measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a discount to the note on the debt modification date. See more information in Note 8.

During the years ended January 31, 2018 and 2017, the Company converted a total of $23,229 and $23,421 of the convertible notes plus accrued interest into 212,823,050 and 106,817,377 common shares, respectively.

A summary of the debt in total is as follows:

	2018	2017
Convertible debt – fixed conversion rate	$550,650	$693,150
Convertible debt – variable conversion rates, net of debt discount	463,401	305,777
Non-Convertible debt	43,000	25,000
Net	$1,057,051	$1,023,927

The Company has $43,000 and $25,000 of debt which has no conversion feature at January 31, 2018 and 2017, respectively.

The Company is in default on a number of its promissory notes which provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. The Company continues to accrue interest at the listed rates, and plans to seek their conversion or payoff within the next twelve months.

On April 25, 2018, the Company entered into replacement notes with 4 existing note holders. The new notes combined the principle amounts of each of their existing notes along with each note’s accrued interest, extended the maturity dates to April 24, 2020 with an interest rate per annum of 15%. The total principal and accrued interest replaced were $538,353 and $308,976, respectively.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 20,001,000 shares of Preferred Stock, having a par value of $0.001 per share.

The Series A Preferred Stock have an automatic forced conversion into common stock upon the completion of the repurchase or extinguishing of all “toxic” debt (notes having conversion features tied to the Company’s common stock), the extinguishing of all other existing dilutive debt or equity structures, and total recapitalization of the Company. The shares have voting rights as of converted on the record date, are not entitled to dividends, and the Company does not have the right of redemption. Currently there are 330,000 Series A Preferred Shares issued.

The Series B Preferred Stock have voting rights equal 51% of the total voting rights at any time. There are no conversion rights granted holders of Series B Preferred shares, they are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 1,000 shares issued and outstanding of the Series B Preferred Stock, held by Timothy Armes, CEO of the Company.

The Series C Preferred Stock have the right to convert into the common stock of the Company by multiplying the number of issued and outstanding shares of common stock by 2.63 on the conversion date. The holders of Series C Preferred shares are not entitled to dividends, and the Company does not have the right of redemption. At January 31, 2018, there are 0 shares issued and outstanding of the Series C Preferred Stock.

Common Stock

The Company is authorized to issue 4,000,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At January 31, 2018 and 2017, there were 840,478,527 and 561,655,477 shares outstanding, respectively.  No dividends were paid in the years ended January 31, 2018 or 2017.

The Company issued the following shares of common stock in the year ended January 31, 2017:

Conversion of Notes Payable to Common Stock	106,817,377

The Company issued 106,817,377 shares of common stock for the conversion of Notes payable and accrued interest in the amount of $23,421.

The Company issued the following shares of common stock in the year ended January 31, 2018:

Issuance of Common Shares for Services with a fair value of $300	1,000,000
Conversion of $23,229 Notes Payable and Accrued Interest to Common Stock	212,823,050
Conversion of Accrued Expenses to Common Stock with a value of $19,500	65,000,000

The Company issued a total of 212,823,050 shares of common stock for the conversion of notes payable and accrued interest in the amount of $23,229 with conversion options that have been bifurcated. The fair value of the derivative liabilities related to the conversion options was $18,881 on the conversion dates. The shares had a value of $94,010 on the issuance date, and therefore, resulted in a loss of $51,900 on the conversion. In addition, the Company issued 34,000,000 warrants at a fair value of $2,408 upon the conversion.

The Company issued 1,000,000 shares of common stock for services with a market value of $300.

The Company issued 65,000,000 shares of common stock for the settlement of accrued expenses in the amount of $6,125. The shares had a value of $19,500 on the issuance date and therefore resulted a loss of $13,375.

Options and Warrants:

The Company recorded option and warrant expense of $0 and $0 in the years ended January 31, 2018 and 2017, respectively.

In January 2018, the Company issued 34,000,000 warrants associated with the conversion of its convertible debt. The warrants are exercisable upon issuance, have exercise price of $0.000075 and expire on January 8, 2021. The warrants are recorded as derivative liabilities because the Company did not have enough shares for issuance at January 31, 2018.

The Company had the following options and warrants outstanding at January 31, 2018:

Issued To	# Warrants	Dated	Expire	Strike Price
Lender	3,500,000	07/02/2015	07/01/2019	$0.10 per share
Lender	34,000,000	01/08/2018	01/08/2021	$0.000075 per share

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 31, 2016	—	$—	6,982,500	$0.09
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and canceled	—	—	(1,227,500)	—
Outstanding at January 31, 2017	—	$—	5,755,000	$0.08
Granted	—	—	34,000,000	$0.000075
Exercised	—	—	—	—
Forfeited and canceled	—	—	(2,255,500)	$0.06
Outstanding at January 31, 2018	—	$—	37,500,000	$0.01

Summary of warrants outstanding and exercisable as of January 31, 2018 is as follows:

Range of Exercise Prices	Weighted Average Remaining Contractual Life (years)	Number of Warrants Outstanding	Number of Warrants Exercisable
$ 0.10 to $0.00075	2.80	37,500,000	37,500,000

Summary of warrants outstanding and exercisable as of January 31, 2017 is as follows:

Range of Exercise Prices	Weighted Average Remaining Contractual Life (years)	Number of Warrants Outstanding	Number of Warrants Exercisable
$ 0.05 to $ 0.12	1.11	5,755,000	5,755,000

NOTE 5 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

At January 31, 2018 and 2017, the deferred tax asset consisted of the following (rounded to $00):

	2018	2017
Deferred tax asset:
Net operating loss	$1,651,800	$2,475,900
Less valuation allowance	(1,651,800)	(2,475,900)
Net deferred tax asset	$—	$—

MedCareers Group, Inc. has incurred losses since inception.  Therefore, MedCareers has no federal tax liability.  Additionally there are limitations imposed by certain transactions which are deemed to be ownership changes.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward was $7,865,794 and $7,281,971, respectively, that is available for carryforward for federal income tax purposes and will expire in fiscal years 2026 to 2033.

Although the Company has tax loss carry-forwards, there is uncertainty as to utilization prior to their expiration.  Accordingly, the future income tax asset amounts have been fully reserved by a valuation allowance.

A reconciliation of the statutory tax rate to the effective tax rate is as follows (rounded to $00):

	2018	2017
Income tax benefit computed at statutory rate	$296,200	$69,400
Change in fair value of derivative	(49,000)	121,900
Other non-deductible expenses	(55,200)	(157,900)
Effect of U.S. tax law change	(1,016,100)	—
Less valuation allowance	824,100	(33,400)
Net deferred tax asset	$—	$—

The Company has maintained a full valuation allowance against its deferred tax assets at January 31, 2018 and 2017. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of realizing the net deferred tax asset, a full valuation allowance has been provided.

The Company does not have any uncertain tax positions at January 31, 2018 and 2017 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted into law. The Act provides for significant changes to the U.S. Internal Revenue Code of 1986 that impact corporate taxation requirements, such as the reduction of the federal tax rate for corporations from 34% to 21%. As a result of the Tax Act, deferred tax assets decreased by approximately $1,016,100, with an offsetting decrease to the valuation allowance.

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

NOTE 7 – DERIVATIVE LIABILITIES

As of January 31, 2018 and January 31, 2017, the Company had derivative liabilities of $760,788 and $421,973, respectively. During the years ended January 31, 2018 and 2017, the Company recorded a loss of $149,008 and a gain of $358,442 from the change in the fair value of derivative liabilities, respectively.

The derivative liabilities are valued as a level 3 input for valuing financial instruments.

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices. As the price of the common stock varies it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date.

In addition, the Company had derivatives arising from reclassification of equity instrument to liability due to insufficient authorized shares available for issuance using FIFO method.

The fair value of the derivative liability is determined using the lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. In our calculation at January 31, 2018, volatility ranged from 242% to 288%, the term ranged from 0.66 to 2.94 year, and the risk free interest rate was from 1.88% to 2.03%. At January 31, 2017, volatility ranged from 170% to 315%, the term ranged from 0.66 to 2.16 years, and the average risk free interest rate was 0.997%.

Level 3
Derivatives
Balance, January 31, 2016	$745,129
Derivative Liabilities due to New Convertible Debt	$90,318
Reclassification of Derivative Liabilities to Additional Paid-in Capital
Due to Conversion of Notes Payable	$(55,032)
Market-to-Market Adjustment of Derivatives	$(358,442)
Balance, January 31, 2017	$421,973
Derivative Liabilities due to New Convertible Debt	$206,280
Derivative Liabilities due to Tainted Warrant	2,408
Reclassification of Derivative Liabilities to Additional Paid in Capital
Due to Conversion of Notes Payable	$(18,881)
Market-to-Market Adjustment of Derivatives	$149,008
Balance, January 31, 2018	$760,788

NOTE 8 – RELATED PARTY TRANSACTIONS

As of January 31, 2018 and 2017, the Company had $292,415 and $145,650, respectively, of related party accrued expenses related to accrued compensation for employees and consultants.

The Company maintains its executive offices of approximately 300 sq. ft., at 758 E. Bethel School Road, Coppell, Texas 75019 in the home of the President and CEO for which it pays no rent. The Company and the CEO moved the office to 6515 Goodman Rd., #258, Olive Branch, Mississippi. 38654 in July 2018. The Company plans to lease office space when their operations require it and funding permits.

NOTE 9 – SUBSEQUENT EVENTS

Conversion of notes

On June 6, 2018, 66,897,096 shares were issued for the conversion of a $2,200 note and $1,145 interest that had a conversion price at 50% of the lowest market price during the period that the Company fails to make all required periodic filings with SEC.

On July 30, 2018, 54,767,518 shares were issued for the conversion of a $1,760 note and $978 interest that had a conversion price at 50% of the lowest market price during the period that the Company fails to make all required periodic filings with SEC.

On October 9, 2018, 52,885,151 shares were issued for the conversion of a $1,650 note and $994 interest that had a conversion price at 50% of the lowest market price during the period that the Company fails to make all required periodic filings with SEC.

On October 22, 2018, 49,622,751 shares were issued for the conversion of a $1,540 note and $941 interest that had a conversion price at 50% of the lowest market price during the period that the Company fails to make all required periodic filings with SEC.

Issuance of convertible notes

On March 23, 2018, the Company issued a convertible note of $10,000. The note bears interest at 15% per annum and mature in twelve months from the issuance date. The note can be converted at a price equal to 50% of the lowest bid price of common stock reported on the National Quotations Bureau OTC Markets during the 20 days prior to the conversion.

In May and June 2018, the Company received funding of $12,500 for the backend note entered in December 2017. The note bears interest at 15% per annum and matures on December 27, 2018. The note can be converted at a price equal to 50% of the lowest bid price of common stock reported on the National Quotations Bureau OTC Markets for the 20 days prior to the conversion, but not higher than $0.000075.

On June 6, 2018, the Company issued a convertible note with principal of $82,500 and net proceed of $71,500. The note bears interest at 12% per annum and mature in twelve months from the issuance date. The note can be converted at a price equal to 52% of the lowest bid price of common stock reported on the National Quotations Bureau OTC Markets for the 20 days prior to the conversion. Upon default, the conversion price change to 35% of the lowest trading price for the 20 days prior to the conversion.

On June 20, 2018, the Company issued a convertible note with principal of $55,000 and net proceed of $50,000. The note bears a one-time interest at 10% of the principal amount on the issuance date and mature in eight months from the issuance date. The note can be converted at a price equal to 60% of the lowest bid price of common stock reported on the National Quotations Bureau OTC Markets for the 20 days prior to the conversion. Upon default, the outstanding balance shall increase to 150% of the outstanding balance and a penalty of $1,000 per day shall accrue until the default is remedied.

On June 21, 2018, the Company received $33,500 (net proceeds of $32,000) for the backend notes entered in March 2016. The notes bears interest at 24% per annum and were due immediately. The note can be converted at a price equal to 50% of the lowest bid price of common stock reported on the National Quotations Bureau OTC Markets for the 15 prior days, but not higher than $0.005.

On June 21, 2018, the Company received $17,839 (net proceeds of $15,839) for the backend note entered in February 2016. The note bears interest at 24% per annum and was due immediately. The note can be converted at a price equal to 50% of the lowest bid price of common stock reported on the National Quotations Bureau OTC Markets for the 15 days prior to the conversion, but not higher than $0.001.

On October 22, 2018, the Company issued a convertible note with principal of $47,250 and net proceed of $45,000. The note bears interest at 8% per annum and mature in eight months from the issuance date. The note can be converted at a price equal to 50% of the lowest bid price of common stock reported on the National Quotations Bureau OTC Markets for the 15 days prior to the conversion, but not higher than $0.005.

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

Each note is convertible with a conversion price for each share equal to the lower of: (a) 50% lowest bid price of the common stock, as reported on the National Quotations Bureau OTC Markets which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 20 (twenty) prior trading days including the day of issuance of this herein Note or (b) 50% lowest bid price of the common stock, as reported on the National Quotations Bureau OTC Markets which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 20 (twenty) prior trading days including the day upon which a Notice of Conversion of the Note, is received by the Company. The total principal and accrued interest replaced were $538,353 and $308,976, respectively.

Cancellation of convertible notes

On February 1, 2018, the Company entered a loan cancellation agreement with Optimum MCGI Holdings LLC. An aggregate total amount of $36,837 was cancelled and released.

Modification to rights of security holders

On June 8, 2018, the Company filed a Certificate of Designation for its Series D Preferred Stock with the Secretary of State of Nevada designating 870 shares of its authorized preferred stock as Series D Preferred Stock (“Series D”). The shares of Series D have a par value of $0.001 per share. The shares of Series D do not have any dividend rights, voting rights or pre-emptive rights and are redeemable by either the Company or the holder at an amount of $1,000 per share.

On June 8, 2018, the Company, after having obtained requisite shareholder approval, filed amendments to its Certificate of Designation with the Secretary of State of Nevada, increased the designated Series B Preferred Stock to 20,000 shares from 1,000 shares and modified certain rights and preferences. Pursuant to the amendment, the Series B Preferred Stock has voting rights equal to 66.7% of the total voting rights at any time.

On June 8, 2018, the Company, after having obtained requisite shareholder approval, filed amendments to its Certificate of Designation with the Secretary of State of Nevada, to modify certain rights and preferences of Series C Preferred Stock. Pursuant to the amendment, 7,250 shares were designated as Series C Convertible Preferred Stock. Any issued and outstanding shares of Series C Convertible Preferred Stock shall automatically convert at $2.63 per share on December 31, 2021. Prior to the conversion, the holders do not have any dividend right, voting right. The holders also have no redemption right.

On June 13, 2018, the Company, after having obtained requisite shareholder approval, filed amendments to its Certificate of Designation with the Secretary of State of Nevada, decreased the designated Series A Preferred Stock to 330,000 shares from 500,000 shares and modified certain rights and preferences. Pursuant to the amendment, any issued and outstanding shares of Series A Convertible Preferred Stock shall automatically convert at $0.152 per share on December 31, 2018. The Company has the option to force a conversion at any time after issuance. Prior to the conversion, the holders do not have any liquidation and voting right.

Acquisition

On June 18, 2018, the Company entered into a Binding Letter of Intent (“Binding LOI”), with The 4Less Corp. (“4Less”). The Company will acquire all of the issued and outstanding shares of common stock of 4Less. The Company shall issue (1) 19,000 shares of Series B preferred stock (2) 6,750 shares of Series C preferred stock (3) 750 shares of Series D preferred stock to shareholders and pay $150,000 to 4Less within 15 days of execution of this Binding LOI. The amount was subsequently reduced to $110,000 by verbal agreement between the parties. The Company paid the $110,000 in June 2018. Timothy Armes, CEO of the Company, agreed to return 60,000,000 shares of common stock of the Company in exchange for 120 shares of Series D preferred stock at the time of execution of the definitive agreement.

On October 12, 2018 section 8 of the Binding Letter of Intent (LOI) was replaced in its entirety to reflect the extension of the term of the LOI by 30 days.