Form 10-Q
period 2018-04-30
MEDCAREERS GROUP, Inc.
filed 2018-11-08
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

6515 Goodman Rd., #258, Olive Branch, MS 38654

(Address of principal executive offices)

(662) 510-8992

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes [X]   No [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X]   No [_].

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

Yes [_]   No [X].

As of November 6, 2018, there were 1,064,651,043 shares of Common Stock of the issuer outstanding.

MEDCAREERS GROUP, INC.

Consolidated Balance Sheets

April 30, 2018 and January 31, 2018

(Unaudited)

	April 30, 2018	January 31, 2018

Assets
Current Assets
Cash and Cash Equivalents	$—	$2,830

Total Assets	$—	$2,830

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$45,926	$44,342
Accrued Expenses	213,035	215,591
Accrued Expenses – Related Party	320,150	292,415
Deferred Revenues	9,701	14,496
Accrued Interest Payable	249,948	527,831
Derivative Liabilities	2,225,686	760,788
Short Term Debt, net of Debt Discount of $42,809 and $46,788, respectively	1,363,564	1,057,051
Total Liabilities	4,428,010	2,912,514

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 19,642,880 shares authorized, 0 shares issued and outstanding	—	—
Preferred Stock Series A, $0.001 par value, 330,000 shares designated, 330,000 shares issued and outstanding	330	330
Preferred Stock Series B, $0.001 par value, 20,000 shares designated, 1,000 shares issued and outstanding	1	1
Preferred Stock Series C, $0.001 par value, 7,250 shares designated, 0 shares issued and outstanding	—	—
Common Stock, $0.001 par value, 4,000,000,000 shares authorized, 840,478,527 shares issued and outstanding	840,478	840,478
Additional Paid-In Capital	5,387,205	5,387,205
Accumulated Deficit	(10,656,024)	(9,137,698)
Total Stockholders’ Deficit	(4,428,010)	(2,909,684)

Total Liabilities and Stockholders’ Deficit	$—	$2,830

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Consolidated Statements of Operations

For the Three Months Ended April 30, 2018 and 2017

(Unaudited)

	2018	2017

Revenues	$6,996	$9,355

Operating Expenses:
Selling and Marketing Expenses	2,106	411
General and Administrative	41,206	82,560
Total Operating Expenses	43,312	82,971

Net Operating Loss	(36,316)	(73,616)

Other Income (Expense):
Gain (Loss) on Change in Fair Value of Derivative Liabilities	(1,446,019)	28,680
Gain on Debt Extinguishment	36,837	—
Interest Expense	(72,828)	(46,001)
Total Other Income (Expense)	(1,482,010)	(17,321)

Net Loss	$(1,518,326)	$(90,937)

Weighted Average Common Shares Outstanding – Basic and Diluted	840,478,527	561,655,477
Loss per Common Share – Basic and Diluted	$(0.00)	$(0.00)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended April 30, 2018 and 2017

(Unaudited)

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,518,326)	$(90,937)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of Debt Discount	13,979	18,021
Loss (Gain) on Change in Fair Value of Derivative Liabilities	1,446,019	(28,680)
Additional Interest Expense from Derivative Liabilities	8,879	—
Gain on Extinguishment of Debt	(36,837)	—
Change in Operating Assets and Liabilities:
Accounts Payable	1,584	(1,149)
Accrued Expenses	(2,556)	6,632
Accrued Expenses – Related Party	27,735	63,595
Deferred Revenue	(4,795)	3,470
Accrued Interest Payable	49,970	27,980
CASH FLOWS USED IN OPERATING ACTIVITIES	(14,348)	(1,068)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	11,518	—
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	11,518	—

NET DECREASE IN CASH	(2,830)	(1,068)

CASH AT BEGINNING OF PERIOD	2,830	1,156
CASH AT END OF PERIOD	$—	$88

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$—	$—
Cash Paid for Income Taxes	$—	$—

Non-Cash Financing Items:
Issuance of Convertible Debt to Replace Existing Debt and Accrued Interest	$847,369	$—

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business:

MedCareers Group, Inc. (the “Company”, “MedCareers”) currently operates a website for nurses, nursing schools and nurses organizations which enables the respective entities to communicate more easily and efficiently with their members.

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

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim unaudited consolidated financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended January 31, 2018 and notes thereto contained in the Company’s Annual Report on Form 10-K.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of April 30, 2018:

	April 30, 2018	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities – embedded redemption feature	$2,225,686	$—	$—	$2,225,686
Totals	$2,225,686	$—	$—	$2,225,686

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

Revenue Recognition:

The Company generates revenues from job postings, banner advertisements and email campaigns. Prior to February 1, 2018, revenue is recognized when persuasive evidence of an arrangement exists, delivery or service has occurred, the sales price is fixed or determinable and receipt of payment is probable. Certain sales are for services over the period of six months or a year and those sales are recognized ratably over the period. Any amount collected but not earned is recorded as deferred revenue.

Beginning February 1, 2018, the Company analyzes contracts to determine the appropriate revenue recognition using the following steps: (i) identification of contracts with customers; (ii) identification of distinct performance obligations in the contract; (iii) determination of contract transaction price; (iv) allocation of contract transaction price to the performance obligations; and (v) determination of revenue recognition based on timing of satisfaction of the performance obligation. The Company recognizes revenues upon the satisfaction of its performance obligations (upon transfer of control of promised goods or services to customers) in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.

Stock-Based Compensation:

The Company accounts for stock options at fair value. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

Loss Per Common Share:

The weighted average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per common share are computed using the weighted average number of common shares and potentially dilutive common shares outstanding.  Potentially dilutive common shares are additional common shares assumed to be exercised. Potentially dilutive common shares are excluded from the diluted loss per share computation in periods where the Company has incurred a net loss, as their effect would be considered anti-dilutive.

The Company had 37,500,000 warrants, 330,000 shares of Series A Preferred Stock and 1,000 shares of Series B Preferred Stock outstanding at April 30, 2018 and 2017, respectively, which were potentially dilutive common stock equivalents but would be antidilutive and are not included.  As the Company incurred a net loss during the three months ended April 30, 2018 and 2017, the common stock equivalents were considered anti-dilutive.

Recently Issued Accounting Standards:

Revenue from Contracts with Customers: In May 2014, ASC 606 was issued related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. This accounting standard update, as amended, was effective for reporting periods beginning after December 15, 2017. The Company adopted this standard as of February 1, 2018.  The new guidance did not have an impact on the Company’s consolidated financial statements.

There were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

NOTE 2 – GOING CONCERN AND FINANCIAL POSITION

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through April 30, 2018 of $10,656,024 and has a working capital and stockholders’ deficit at April 30, 2018 of $4,428,010. As of April 30, 2018, the Company only had cash and cash equivalents of $0 and had short-term debt in default. The short-term debt agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

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

NOTE 3 – SHORT-TERM DEBT

The components of the Company’s debt as of April 30, 2018 and January 31, 2018 were as follows:

			Outstanding Principal at
Maturity Date	Interest Rate	Conversion Price	April 30, 2018	January 31, 2018
Nov 4, 2013	12%	$0.075	$100,000	$100,000
Jan 31, 2014	12%	$0.10	16,000	16,000
Jan 31, 2014	12%	$0.10	—	45,000
April 24, 2020	15%	(3)	69,730	—
July 31, 2013	12%	$0.06	5,000	5,000
Nov 30, 2014	12%	Not convertible	—	18,000
April 30, 2013	12%	Not convertible	25,000	25,000
Jan 31, 2014	12%	$0.10	30,000	30,000
Dec 24, 2015	8%	(1)	5,000	5,000
Sep 10, 2017	8%	(2)	27,361	27,361
Sep 10, 2017	8%	(2)	23,863	23,863
Sep 10, 2017	8%	(2)	12,355	12,355
Sep 10, 2017	8%	(2)	26,697	26,697
Sep 10, 2017	8%	(2)	38,677	38,677
Dec 4, 2017	8%	(2)	25,000	25,000
Feb 3, 2017	8%	(5)	25,000	25,000
Mar 3, 2017	8%	(5)	30,000	30,000
Mar 24, 2017	8%	(6)	25,000	25,000
Jan 2014 to Jan 2018	12%	$0.07 to $0.10	—	454,650
April 24, 2020	15%	(3)	738,936	—
July 8, 2015	8%	(1)	5,500	5,500
May 5, 2015	8%	(3)	4,500	4,500
May 14, 2015	8%	(1)	23,297	23,297
May 19, 2015	8%	(1)	—	7,703
June 12, 2015	8%	(1)	—	26,500
April 24, 2020	15%	(3)	34,203	—
July 19, 2016	8%	(1)	5,000	5,000
Mar 3, 2017	8%	(6)	21,500	21,500
Feb 3, 2017	8%	(5)	8,679	7,161
Dec 27, 2018	15%	(4)	51,750	51,750
Jan 5, 2019	15%	(4)	18,325	18,325
Mar 23, 2019	15%	(3)	10,000	—
Debt Discount			(42,809)	(46,788)
Total			$1,363,564	$1,057,051

_________

(1)	52% of the lowest trading price for the fifteen trading days prior to conversion day.
(2)	50% of the lowest trading price for the fifteen trading days prior to conversion day.
(3)	50% of the lowest trading price for the twenty trading days prior to conversion day.
(4)	50% of the lowest trading price for the forty trading days prior to conversion day, but not higher than $0.000075.
(5)	50% of the lowest trading price for the fifteen trading days prior to conversion day, but not higher than $0.001.
(6)	50% of the lowest trading price for the fifteen trading days prior to conversion day, but not higher than $0.005.

The Company had accrued interest payable of $249,948 and $527,831 at April 30, 2018 and January 31, 2018, respectively.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that some instruments should be classified as liabilities due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The instruments are measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a discount to the note on the debt inception date. For the three months ended April 30, 2018 and 2017, the Company recorded amortization expense of $13,979 and $18,021, respectively.

As of April 30, 2018, the Company had $479,176 of aggregate debt in default. The agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. The Company continues to accrue interest at the listed rates, and plans to seek their conversion or payoff within the next twelve months.

On April 25, 2018, the Company entered into replacement notes with 4 existing note holders. The new notes combined the principle amounts of each of their existing notes along with each note’s accrued interest, extended the maturity dates to April 24, 2020 with an interest rate per annum of 15%. The total principal and accrued interest replaced were $538,353 and $308,976, respectively. As the conversion option is bifurcated and accounted for at fair value both before and after the exchange, the debt instrument without the conversion option is evaluated under the guidance in ASC 470-50 for nonconvertible debt using the 10% cash flow test. The bifurcated conversion option is accounted for at fair value both before and after the modification with any changes in the fair value of the conversion option reflected in earnings. Upon the replacement of the convertible notes, the Company recognized the fair value of the new embedded conversion feature of $1,917,387 as a derivative liability, resulting in a loss on change in fair value of the derivative liabilities of $1,841,053.

Cancellation of convertible notes

On February 1, 2018, the Company entered a loan cancellation agreement with Optimum MCGI Holdings LLC. An aggregate total amount of $36,837 was cancelled and released, and the Company recorded a gain on debt extinguishment.

NOTE 4 – DERIVATIVE LIABILITIES

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices. As the price of the common stock varies it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date.

The fair value of the derivative liability is determined using the lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. In our calculation at April 30, 2018, volatility ranged from 268% to 432%, the term ranged from 0.42 to 2.69 year, and the risk free interest rate was from 2.20% to 2.33%. At January 31, 2018, volatility ranged from 242% to 288%, the term ranged from 0.66 to 2.94 years, and the average risk free interest rate was from 1.88% to 2.03%.

Level 3
Derivatives
Balance, January 31, 2018	$760,788
Derivative Liabilities due to New Convertible Debt	18,879
Loss on Change in Fair Value of Derivative Liabilities	1,446,019
Balance, April 30, 2018	$2,225,686

For the three months ended April 30, 2018 and 2017, the Company recorded gain (loss) from the change in the fair value of derivative liabilities of $(1,446,019) (including loss on change in the fair value of derivative liabilities due to the replacement of convertible notes of $1,841,053) and $28,680, respectively.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Preferred Stock:

The Company is authorized to issue 20,001,000 shares of Preferred Stock, having a par value of $0.001 per share.

The Series A Preferred Stock has an automatic forced conversion into common stock upon the completion of the repurchase or extinguishing of all “toxic” debt (notes having conversion features tied to the Company’s common stock), the extinguishing of all other existing dilutive debt or equity structures, and total recapitalization of the Company. As of April 30, 2018, the Company had 330,000 shares of Series A Preferred issued and outstanding.

Holders of the Series B Preferred Stock has voting rights equal to 51% of the total voting rights at any time.  There are no conversion rights granted holders of Series B Preferred shares. As of April 30, 2018, the Company had 1,000 shares of Series B Preferred Stock issued, outstanding and held by Timothy Armes, CEO of the Company.

Holders of the Series C Preferred Stock have the right to convert into the common stock of the Company at any time at the holder’s option by multiplying the number of issued and outstanding shares of common stock by 2.63 on the conversion date.  The holders of Series C Preferred shares are not entitled to dividends, and the Company does not have the right of redemption. At April 30, 2018, there are 0 shares issued and outstanding of the Series C Preferred Stock.

Common Stock:

The Company is authorized to issue 4,000,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  During the three months ended April 30, 2018, the Company did not issue any common stock. At April 30, 2018 and January 31, 2018, there were 840,478,527 shares issued and outstanding.

Warrants:

The Company had the following warrants activity for the three months ended April 30, 2018:

	Number of Warrants	Weighted Average Exercise Price For Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at January 31, 2018	37,500,000	$ 0.01	2.80	$ —
Grant	—	—
Outstanding and exercisable at April, 30, 2018	37,500,000	$ 0.01	2.55	$ —

NOTE 6 – RELATED PARTY TRANSACTIONS

As of April 30, 2018 and January 31, 2018, the Company had $320,150 and $292,415, respectively, of related party accrued expenses related to accrued compensation for employees and consultants.

The Company maintained its executive offices of approximately 300 sq. ft., at 758 E. Bethel School Road, Coppell, Texas 75019 in the home of the President and CEO for which it pays no rent. The Company and the CEO moved the office to 6515 Goodman Rd., #258, Olive Branch, Mississippi 38654 in July 2018. The Company plans to lease office space when their operations require it and funding permits.

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

NOTE 8 – SUBSEQUENT EVENTS

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

On October 12, 2018, the parties agreed to extend the term by 30 days from 120 days to 150 days.

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

Company

MedCareers Group, Inc. (“MedCareers”, the “Company”, “we” or “us”), the Company described herein, is a Nevada corporation, with offices located at 6515 Goodman Rd., #258, Olive Branch, Mississippi 38654. It can be reached by phone at (972) 393-5892.

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

Results for the three months ended April 30, 2018 and 2017

Revenues

Revenue for the three months ended April 30, 2018 and 2017 was $6,996 and $9,355, respectively. Sales decreased because the Company has been transitioning its job board to a pay-per-click model based on location versus promotion of 60-day and unlimited job posting campaigns. The income decreased due to less marketing and therefore less job postings.

Selling and Advertising Expense

Selling and advertising expenses for the three months ended April 30, 2018 and 2017 were $2,106 and $411, respectively. The increase of the selling and advertising expenses was mainly related to a trade show expense of $1,600.

General and Administrative Expense

General and administrative expenses for the three months ended April 30, 2018 and 2017 were $41,206 and $82,560, respectively. The decrease was mainly resulted from the decrease of the compensation to consultants.

Other Income (Expense)

Interest expense on loans was $72,828 and $46,001 for the three months ended April 30, 2018 and 2017, respectively. Also, there were other income relating to gain (loss) on derivatives of $(1,446,019) and $28,680 for the three months ended April 30, 2018 and 2017, respectively. In the three months ended April 30, 2018, the Company also recorded a gain from extinguishment of debt of $36,837 compared to $0 for the same period in 2017.

Liquidity and Capital Resources

As of April 30, 2018, the Company had cash of $0 and negative working capital of $4,428,010.

Net cash used in operations for the three months ended April 30, 2018 was $14,348 as compared to $1,068 for the three months ended April 30, 2017. Net cash provided by financing activities for the three months ended April 30, 2018 was $11,518 as compared to $0 for the same period in 2017.

The Company does not have sufficient cash reserves or revenues to meet its contractual obligations under its outstanding notes payable and to pay its ongoing monthly expenses, which the Company anticipates totaling approximately $300,000 over the next 12 months.  The Company has been able to continue operating to date largely from loans made by its shareholders and other debt financings to date.  The Company is currently looking at either short-term and more permanent financing opportunities, including debt or equity funding, bridge or short-term loans, and/or traditional bank funding, but we have not decided on any specific path moving forward.  Unless we have raised sufficient funding to pay our ongoing expenses associated with being a public company, and we have sufficient funds to support our planned operations, the Company can provide no assurances that it will be able to meet its short and long term liquidity needs. The Company continues to generate revenue from the Nurses Lounge business, which the Company believes will increase to the point where the Company can cover its basis monthly obligations, of which there can be no assurance. Our financial statements contain information expressing substantial doubt about our ability to continue as a going concern.

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

ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures are once again effective.  Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended April 30, 2018 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2018, filed with the Commission on November 5, 2018, other than as set forth below, and investors are encouraged to review such risk factors below and in the Form 10-K, prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

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