Form 10-Q
period 2018-07-31
MEDCAREERS GROUP, Inc.
filed 2018-11-08
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

MEDCAREERS GROUP, INC.

Consolidated Balance Sheets

July 31, 2018 and January 31, 2018

(Unaudited)

	July 31, 2018	January 31, 2018

Assets
Current Assets
Cash and Cash Equivalents	$15,678	$2,830
Deposit for Planned Merger	110,000	—

Total Assets	$125,678	$2,830

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$49,150	$44,342
Accrued Expenses	209,430	215,591
Accrued Expenses – Related Party	334,250	292,415
Deferred Revenues	10,015	14,496
Accrued Interest Payable	315,630	527,831
Derivative Liabilities	3,722,250	760,788
Short Term Debt, net of Debt Discount of $147,159 and $46,788, respectively	1,455,075	1,057,051
Total Liabilities	6,095,800	2,912,514

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 19,642,880 shares authorized, 0 shares issued and outstanding	—	—
Preferred Stock Series A, $0.001 par value, 330,000 shares designated, 330,000 shares issued and outstanding	330	330
Preferred Stock Series B, $0.001 par value, 20,000 shares designated, 1,000 shares issued and outstanding	1	1
Preferred Stock Series C, $0.001 par value, 7,250 shares designated, 0 shares issued and outstanding	—	—
Common Stock, $0.001 par value, 4,000,000,000 shares authorized, 962,143,141 and 840,478,527 shares issued and outstanding	962,143	840,478
Additional Paid-In Capital	5,454,101	5,387,205
Accumulated Deficit	(12,386,697)	(9,137,698)
Total Stockholders’ Deficit	(5,970,122)	(2,909,684)

Total Liabilities and Stockholders’ Deficit	$125,678	$2,830

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Consolidated Statements of Operations

For the Three and Six Months Ended July 31, 2018 and 2017

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017

Revenues	$7,041	$9,506	$14,037	$18,861

Operating Expenses:
Selling and Advertising	2,045	858	4,151	1,269
General and Administrative	73,621	106,580	114,827	189,140
Total Operating Expenses	75,666	107,438	118,978	190,409

Net Operating Loss	(68,625)	(97,932)	(104,941)	(171,548)

Other Income (Expense)
Change in Fair Value of Derivatives	(1,197,386)	(22,173)	(2,643,405)	6,507
Loss on Conversion of Notes Payable	(162,768)	—	(162,768)	—
Gain on Debt Extinguishment	—	—	36,837	—
Interest Expense	(301,894)	(44,587)	(374,722)	(90,588)
Total Other Income (Expense)	(1,662,048)	(66,760)	(3,144,058)	(84,081)

Net Loss	$(1,730,673)	$(164,692)	$(3,248,999)	$(255,629)

Weighted Average Common Shares Outstanding - Basic and Diluted	882,389,097	561,655,477	861,781,137	561,655,477

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended July 31, 2018 and 2017

(Unaudited)

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,248,999)	$(255,629)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of Debt Discount	105,440	34,875
Loss (Gain) on Change in Fair Value of Derivative Liabilities	2,643,405	(6,507)
Additional Interest Expense from Derivative Liabilities	151,456	—
Gain on Extinguishment of Debt	(36,837)	—
Loss on Conversion of Notes Payable	162,768	—
Change in Operating Assets and Liabilities:
Accounts Payable	4,808	8,417
Accrued Expenses	(6,161)	30,278
Accrued Expenses – Related Party	41,835	132,745
Deferred Revenue	(4,481)	55,961
Accrued Interest Payable	117,775	(1,296)
CASH FLOWS USED IN OPERATING ACTIVITIES	(68,991)	(1,156)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit for Planned Merger	(110,000)	—
CASH FLOWS USED IN INVESTING ACTIVITIES	(110,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable, net	191,839	—
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	191,839	—

NET INCREASE (DECREASE) IN CASH	12,848	(1,156)

CASH AT BEGINNING OF PERIOD	2,830	1,156
CASH AT END OF PERIOD	$15,678	$—

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$—	$—
Cash Paid for Income Taxes	$—	$—

Non-Cash Financing Items:
Issuance of Convertible Debt to Replace Existing Debt and Accrued Interest	$847,369	$—
Issuance of Common Shares for Debt and Accrued Interest Conversion	$25,973	$—

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of July 31, 2018:

	July 31, 2018	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities – embedded redemption feature	$3,722,250	$—	$—	$3,722,250
Totals	$3,722,250	$—	$—	$3,722,250

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

The Company had 37,500,000 warrants, 330,000 shares of Series A Preferred Stock and 1,000 shares of Series B Preferred Stock outstanding at July 31, 2018 and 2017, which were potentially dilutive common stock equivalents but would be antidilutive and are not included.  As the Company incurred a net loss during the three and six months ended July 31, 2018 and 2017, the common stock equivalents were considered anti-dilutive.

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

NOTE 2 – GOING CONCERN AND FINANCIAL POSITION

MedCareers’ financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through July 31, 2018 of $12,386,697 and has a working capital deficit at July 31, 2018 of $5,970,122. As of July 31, 2018, the Company only had cash and cash equivalents of $15,678 and had short-term debt in default. The short-term debt agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

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

NOTE 3 – DEPOSIT FOR PLANNED MERGER

On June 18, 2018, the Company entered into a Binding Letter of Intent (“Binding LOI”), with The 4Less Corp. (“4Less”). Pursuant to the agreement, the Company agreed to acquire all of the issued and outstanding shares of 4Less’ common stock by issuing (1) 19,000 shares of Series B preferred stock; (2) 6,750 shares of Series C preferred stock; (3) 750 shares of Series D preferred stock to shareholders and pay $150,000 to 4Less within 15 days of execution of the Binding LOI. The amount was subsequently reduced to $110,000 by verbal agreement between the parties. The Company paid the $110,000 in June 2018. Timothy Armes, CEO of the Company, agreed to return 60,000,000 shares of the Company’s common stock in exchange for 120 shares of the Company’s Series D preferred stock at the time of execution of a definitive agreement. The parties agreed to enter into mutually agreeable definitive agreement for the closing of the transaction within 120 days of the execution of this Binding LOI. On October 12, 2018, the parties agreed to extend the term by 30 days from 120 days to 150 days.

NOTE 4 – SHORT-TERM DEBT

The components of the Company’s debt as of July 31, 2018 and January 31, 2018 were as follows:

			Outstanding Principal at
Maturity Date	Interest Rate	Conversion Price	July 31, 2018	January 31, 2018
Nov 4, 2013	12%	$0.075	$100,000	$100,000
Jan 31, 2014	12%	$0.10	16,000	16,000
Jan 31, 2014	12%	$0.10	—	45,000
April 24, 2020	15%	(3)	69,730	—
July 31, 2013	12%	$0.06	5,000	5,000
Nov 30, 2014	12%	Not convertible	—	18,000
April 30, 2013	12%	Not convertible	25,000	25,000
Jan 31, 2014	12%	$0.10	30,000	30,000
Dec 24, 2015	8%	(1)	5,000	5,000
Sep 10, 2017	8%	(2)	27,361	27,361
Sep 10, 2017	8%	(2)	23,863	23,863
Sep 10, 2017	8%	(2)	8,395	12,355
Sep 10, 2017	8%	(2)	26,697	26,697
Sep 10, 2017	8%	(2)	38,677	38,677
Dec 4, 2017	8%	(7)	25,000	25,000
Feb 3, 2017	8%	(7)	25,000	25,000
Mar 3, 2017	8%	(8)	30,000	30,000
Mar 24, 2017	8%	(8)	25,000	25,000
Jan 2014 to Jan 2018	12%	$0.07 to $0.10	—	454,650
April 24, 2020	15%	(3)	738,936	—
July 8, 2015	8%	(1)	5,500	5,500
May 5, 2015	8%	(3)	4,500	4,500
May 14, 2015	8%	(1)	23,297	23,297
May 19, 2015	8%	(1)	—	7,703
June 12, 2015	8%	(1)	—	26,500
April 24, 2020	15%	(3)	34,203	—
July 19, 2016	8%	(1)	5,000	5,000
Mar 3, 2017	8%	(8)	30,000	21,500
Feb 3, 2017	8%	(7)	25,000	7,161
Dec 27, 2018	15%	(4)	64,250	51,750
Jan 5, 2019	15%	(4)	18,325	18,325
Mar 23, 2019	15%	(3)	10,000	—
June 20, 2019	15%	(3)	25,000	—
June 6, 2019	12%	(5)	82,500	—
February 20, 2019	15%	(6)	55,000	—
Debt Discount			(147,159)	(46,788)
Total			$1,455,075	$1,057,051

_________

(1)	52% of the lowest trading price for the fifteen trading days prior to conversion day.
(2)	50% of the lowest trading price for the fifteen trading days prior to conversion day.
(3)	50% of the lowest trading price for the twenty trading days prior to conversion day.
(4)	50% of the lowest trading price for the forty trading days prior to conversion day, but not higher than $0.000075.
(5)

52% of the lowest trading price for the twenty trading days prior to conversion day. Upon default, the conversion price change to 35% of the lowest trading price for the twenty trading days prior to conversion day.

(6)

60% of the lowest trading price for the twenty trading days prior to conversion day. Upon default, the outstanding balance shall increase to 150% of the outstanding balance and a penalty of $1,000 per day shall accrue until the default is remedied.

(7)	50% of the lowest trading price for the fifteen trading days prior to conversion day, but not higher than $0.001.
(8)	50% of the lowest trading price for the fifteen trading days prior to conversion day, but not higher than $0.005.

The Company had accrued interest payable of $315,630 and $527,831 at July 31, 2018 and January 31, 2018, respectively.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that some instruments should be classified as liabilities due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The instruments are measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a discount to the note on the debt inception date. For the six months ended July 31, 2018 and 2017, the Company recorded amortization expense of $105,440 and $34,875, respectively.

As of July 31, 2018, the Company had $525,037 of aggregate debt in default. The agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. The Company continues to accrue interest at the listed rates, and plans to seek their conversion or payoff within the next twelve months.

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

NOTE 5 – DERIVATIVE LIABILITIES

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices. As the price of the common stock varies it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date.

The fair value of the derivative liability is determined using the lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. In our calculation at July 31, 2018, volatility ranged from 178% to 268%, the term ranged from 0.25 to 2.44 year, and the risk free interest rate was from 1.38% to 2.47%. At January 31, 2018, volatility ranged from 242% to 288%, the term ranged from 0.66 to 2.94 years, and the average risk free interest rate was from 1.88% to 2.03%.

Level 3
Derivatives
Balance, January 31, 2018	$760,788
Derivative Liabilities due to New Convertible Debt	337,767
Due to Conversion of Convertible Debt	(19,710)
Loss on Change in Fair Value of Derivative Liabilities	2,643,405
Balance, July 31, 2018	$3,722,250

For the three months ended July 31, 2018 and 2017, the Company recorded loss from the change in the fair value of derivative liabilities of $1,197,386 and $22,173, respectively.

For the six months ended July 31, 2018 and 2017, the Company recorded gain (loss) from the change in the fair value of derivative liabilities of $(2,643,405) (including loss on change in the fair value of derivative liabilities due to the replacement of convertible notes of $1,841,053) and $6,507, respectively.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred Stock:

The Company is authorized to issue 20,001,000 shares of Preferred Stock, having a par value of $0.001 per share.

The Series A Preferred Stock has an automatic forced conversion into common stock upon the completion of the repurchase or extinguishing of all “toxic” debt (notes having conversion features tied to the Company’s common stock), the extinguishing of all other existing dilutive debt or equity structures, and total recapitalization of the Company. As of July 31, 2018, the Company had 330,000 shares of Series A Preferred issued and outstanding.

Holders of the Series B Preferred Stock has voting rights equal to 51% of the total voting rights at any time.  There are no conversion rights granted holders of Series B Preferred shares. As of July 31, 2018, the Company had 1,000 shares of Series B Preferred Stock issued, outstanding and held by Timothy Armes, CEO of the Company.

Holders of the Series C Preferred Stock have the right to convert into the common stock of the Company at any time at the holder’s option by multiplying the number of issued and outstanding shares of the common stock by 2.63 on conversion date.  The holders of Series C Preferred shares, they are not entitled to dividends, and the Company does not have the right of redemption. At July 31, 2018, there are 0 shares issued and outstanding of the Series C Preferred Stock.

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

Common Stock:

The Company is authorized to issue 4,000,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  During the three months ended July 31, 2018, the Company issued the following common stock:

On June 6, 2018, 66,897,096 shares were issued for the conversion of a $2,200 note and $1,145 interest that had a conversion feature at 50% of the market price per share.

On July 30, 2018, 54,767,518 shares were issued for the conversion of a $1,760 note and $978 interest that had a conversion feature at 50% of the market price per share.

Warrants:

The Company had the following warrants activity for the six months ended July 31, 2018:

	Number of Warrants	Weighted Average Exercise Price For Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at January 31, 2018	37,500,000	$ 0.01	2.79	$ —
Grant	—	—
Outstanding and exercisable at July 31, 2018	37,500,000	$ 0.01	2.30	$ —

NOTE 7 – RELATED PARTY TRANSACTIONS

As of July 31, 2018 and January 31, 2018, the Company had $334,250 and $292,415, respectively, of related party accrued expenses related to accrued compensation for employees and consultants.

The Company maintained its executive offices of approximately 300 sq. ft., at 758 E. Bethel School Road, Coppell, Texas 75019 in the home of the President and CEO for which it pays no rent. The Company and the CEO moved the office to 6515 Goodman Rd., #258, Olive Branch, Mississippi 38654 in July 2018. The Company plans to lease office space when their operations require it and funding permits.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – SUBSEQUENT EVENTS

Conversion of notes

On October 9, 2018, 52,885,151 shares were issued for the conversion of a $1,650 note and $994 interest that had a conversion price at 50% of the lowest market price during the period that the Company fails to make all required periodic filings with SEC.

On October 22, 2018, 49,622,751 shares were issued for the conversion of a $1,540 note and $941 interest that had a default conversion price at 50% of the lowest market price during the period that the Company fails to make all required periodic filings with SEC.

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

Results for the three months ended July 31, 2018 and 2017

Revenues

For the three months ended July 31, 2018 and 2017, revenues were $7,041 and $9,506, respectively. Sales decreased because the Company has been transitioning its job board to a pay-per-click model based on location versus promotion of 60-day and unlimited job posting campaigns. The income decreased due to less marketing and therefore less job postings.

Selling and advertising expenses

Selling and advertising expenses were $2,045 and $858 for the three months ended July 31, 2018 and 2017, respectively. This increase of the selling and advertising expenses was mainly related to more sales presentations performed by the Company’s President.

General and administrative expenses

General and administrative expenses for the three months ended July 31, 2018 and 2017 were $73,621 and $106,580, respectively. The decrease was mainly resulted from the decrease of the compensation to consultants.

Other income (expense)

Interest expense on loans was $301,894 and $44,587 for the three months ended July 31, 2018 and 2017, respectively. Also, there were other expense relating to loss on derivatives of $1,197,386 and $22,173 for the three months ended July 31, 2018 and 2017, respectively. In the three months ended July 31, 2018, the Company also recorded a loss from conversion of debt and accrued interest of $162,768 compared to $0 for the same period in 2017.

Results for the six months ended July 31, 2018 and 2017

Revenues

For the six months ended July 31, 2018 and 2017, revenues were $14,037 and $18,861, respectively. Sales decreased because the Company has been transitioning its job board to a pay-per-click model based on location versus promotion of 60-day and unlimited job posting campaigns. The income decreased due to less marketing and therefore less job postings.

Selling and advertising expenses

Selling and advertising expenses were $4,151 and $1,269 for the six months ended July 31, 2018 and 2017, respectively. The increase of the selling and advertising expenses was mainly related to a trade show expense of $1,600 and increase of sales presentations performed by the Company’s President.

General and administrative expenses

General and administrative expenses for the six months ended July 31, 2018 and 2017 were $114,827 and $189,140, respectively. The decrease was mainly resulted from the decrease of the compensation to consultants.

Other income (expense)

Interest expense on loans was $374,722 and $90,588 for the six months ended July 31, 2018 and 2017, respectively. Also, there were other income (expense) relating to gain (loss) on derivatives of $(2,643,405) and $6,507 for the six months ended July 31, 2018 and 2017, respectively. In the six months ended July 31, 2018, the Company also recorded a gain from extinguishment of debt of $36,837 compared to $0 for the same period in 2017. In the six months ended July 31, 2018, the Company also recorded a loss from conversion of debt and accrued interest of $162,768 compared to $0 for the same period in 2017.

Liquidity and Capital Resources

As of July 31, 2018, the Company had negative working capital of $5,970,122, comprised of current assets of $125,678 and current liabilities of $6,095,800.

Net cash used in operations for the six months ended July 31, 2018 was $68,991 compared to $1,156 for the six months ended July 31, 2017.

Net cash used in investing activities for the six months ended July 31, 2018 was $110,000 compared to $0 for the same period in 2017.

Net cash provided by financing activities for the six months ended July 31, 2018 was $191,839 compared to $0 for the same period in 2017.

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

ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures are once again effective.  Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended July 31, 2018 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2018, filed with the Commission on November 7, 2018, other than as set forth below, and investors are encouraged to review such risk factors below and in the Form 10-K, prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

	Consideration		Date	# of Shares
Balance, Number of shares outstanding, January 31, 2018				840,478,527
Common stock issued at fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(1)	June 6, 2018	66,897,096
Common stock issued at fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(2)	July 30, 2018	54,767,518
Balance, Number of shares outstanding, July 31, 2018				962,143,141

(1)  Partial conversion of Note that had a conversion feature at 50% of the lowest market price during the period that the Company fails to make all required periodic filings with SEC. These shares were issued for the conversion of $2,200 of the note plus $1,145 of accrued interest.

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

(2)  Partial conversion of Note that had a conversion feature at 50% of the lowest market price during the period that the Company fails to make all required periodic filings with SEC. These shares were issued for the conversion of $1,760 of the note and $978 of accrued interest.

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