Form 10-Q
period 2018-10-31
MEDCAREERS GROUP, Inc.
filed 2018-12-27
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

4580 N Rancho Dr #130, Las Vegas, NV 89130

(Address of principal executive offices)

(662) 510-5866

(Issuer’s telephone number)

6515 Goodman Rd., #258, Olive Branch, MS 38654

(Former name or former address, if changed since last report)

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

Yes [_]   No [X].

As of December 21, 2018, there were 2,381,871,383 shares of Common Stock of the issuer outstanding.

PART 1: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

MEDCAREERS GROUP, INC.

Consolidated Balance Sheets

As of October 31, 2018 and January 31, 2018

(Unaudited)

	October 31, 2018	January 31, 2018

Assets
Current Assets
Cash and Cash Equivalents	$7,234	$2,830
Deposit for Planned Merger	110,000	—

Total Assets	$117,234	$2,830

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$72,937	$44,342
Accrued Expenses	209,428	215,591
Accrued Expenses – Related Party	402,960	292,415
Deferred Revenues	4,818	14,496
Accrued Interest Payable	377,483	527,831
Derivative Liabilities	5,162,556	760,788
Short Term Debt, net of Debt Discount of $145,947 and $46,788, respectively	1,500,554	1,057,051
Total Liabilities	7,730,736	2,912,514

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 19,642,880 shares authorized, 0 shares issued and outstanding	—	—
Preferred Stock Series A, $0.001 par value, 330,000 shares designated, 330,000 shares issued and outstanding	330	330
Preferred Stock Series B, $0.001 par value, 20,000 shares designated, 1,000 shares issued and outstanding	1	1
Preferred Stock Series C, $0.001 par value, 7,250 shares designated, 0 shares issued and outstanding	—	—
Common Stock, $0.001 par value, 4,000,000,000 shares authorized, 1,064,651,043 and 840,478,527 shares issued and outstanding	1,064,651	840,478
Additional Paid-In Capital	5,485,506	5,387,205
Accumulated Deficit	(14,163,990)	(9,137,698)
Total Stockholders’ Deficit	(7,613,502)	(2,909,684)

Total Liabilities and Stockholders’ Deficit	$117,234	$2,830

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Consolidated Statements of Operations

For the Three and Nine Months Ended October 31, 2018 and 2017

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017

Revenues	$7,787	$7,496	$21,824	$26,357

Operating Expenses:
Selling and Advertising	932	1,786	5,083	3,055
General and Administrative	122,539	93,967	237,366	283,107
Total Operating Expenses	123,471	95,753	242,449	286,162

Net Operating Loss	(115,684)	(88,257)	(220,625)	(259,805)

Other Income (Expense):
Change in Fair Value of Derivatives	(1,390,268)	59,962	(4,033,673)	66,469
Loss on Conversion of Notes Payable	(125,384)	—	(288,152)	—
Gain on Debt Extinguishment	—	—	36,837	—
Interest Expense	(145,957)	(38,892)	(520,679)	(129,480)
Total Other Income (Expense)	(1,661,609)	21,070	(4,805,667)	(63,011)

Net Loss	$(1,777,293)	$(67,187)	$(5,026,292)	$(322,816)

Weighted Average Common Shares Outstanding - Basic and Diluted	980,758,206	561,655,477	901,875,973	561,655,477

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MEDCAREERS GROUP, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended October 31, 2018 and 2017

(Unaudited)

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,026,292)	$(322,816)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of Debt Discount	153,902	44,270
Loss (Gain) on Change in Fair Value of Derivative Liabilities	4,033,673	(66,469)
Additional Interest Expense from Derivative Liabilities	159,898	—
Gain on Extinguishment of Debt	(36,837)	—
Loss on Conversion of Notes Payable	288,152	—
Change in Operating Assets and Liabilities:
Accounts Payable	28,593	9,558
Accrued Expenses	(6,161)	53,451
Accrued Expenses – Related Party	110,545	196,795
Deferred Revenue	(9,678)	85,456
Accrued Interest Payable	179,520	(1,337)
CASH FLOWS USED IN OPERATING ACTIVITIES	(124,685)	(1,092)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit Paid for Planned Merger	(110,000)	—
CASH FLOWS USED IN INVESTING ACTIVITIES	(110,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable, net	239,089	—
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	239,089	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,404	(1,092)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,830	1,156
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,234	$64

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$—	$—
Cash Paid for Income Taxes	$—	$—

Non-Cash Financing Items:
Issuance of Convertible Debt to Replace Existing Debt and Accrued Interest	$847,369	$—
Issuance of Common Shares for Debt and Accrued Interest Conversion	$34,322	$—

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

The Accounting Standards Codification (“ASC”) guidance for fair value measurements and disclosure establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are described below:

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of October 31, 2018:

	October 31, 2018	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities – embedded redemption feature	$5,162,556	$—	$—	$5,162,556
Totals	$5,162,556	$—	$—	$5,162,556

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

Revenue Recognition:

The Company generates revenues from job postings, banner advertisements and email campaigns. Prior to February 1, 2018, revenue is recognized when persuasive evidence of an arrangement exists, delivery or service has occurred, the sales price is fixed or determinable and receipt of payment is probable. Certain sales are for services over the period of nine months or a year and those sales are recognized ratably over the period. Any amount collected but not earned is recorded as deferred revenue.

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

The Company had 37,500,000 warrants, 330,000 shares of Series A Preferred Stock and 1,000 shares of Series B Preferred Stock outstanding at October 31, 2018 and December 31, 2017, which were potentially dilutive common stock equivalents but would be antidilutive and are not included.  As the Company incurred a net loss during the three and nine months ended October 31, 2018 and December 31, 2017, the common stock equivalents were considered anti-dilutive.

Recently Issued Accounting Standards:

Revenue from Contracts with Customers: In May 2014, Accounting Standards Update No. 2014-09 (Topic 606) was issued related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard replaces most existing revenue recognition guidance under GAAP and permits the use of either the retrospective or cumulative effect transition method. This accounting standard update, as amended, was effective for reporting periods beginning after December 15, 2017. The Company adopted this standard as of February 1, 2018.  The new guidance did not have an impact on the Company’s consolidated financial statements.

There were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

NOTE 2 – GOING CONCERN AND FINANCIAL POSITION

MedCareers’ financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through October 31, 2018 of $14,163,990 and has a working capital deficit at October 31, 2018 of $7,613,502. As of October 31, 2018, the Company only had cash and cash equivalents of $7,234 and had short-term debt in default. The short-term debt agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

The potential proceeds from the sale of common stock and other contemplated debt and equity financing, and increases in operating revenues from new development and business acquisitions might enable MedCareers to continue as a going concern. However, revenues have not been sufficient to cover operating costs that would permit the Company to continue as a going concern historically and there can be no assurance that the Company can or will be able to complete any debt or equity financing, or develop or acquire one or more business interests on terms favorable to it.  MedCareers’ financial statements do not include any adjustments that might result from the outcome of this uncertainty. Refer to Note 9 - Subsequent Events for disclosure of the Stock Purchase Agreement completed with The 4 Less Corp on November 29, 2018.

NOTE 3 – DEPOSIT FOR PLANNED MERGER

On June 18, 2018, the Company entered into a Binding Letter of Intent (“Binding LOI”), with The 4Less Corp. (“4Less”). Pursuant to the agreement, the Company agreed to acquire all of the issued and outstanding shares of 4Less’ common stock by issuing (1) 19,000 shares of Series B preferred stock; (2) 6,750 shares of Series C preferred stock; (3) 750 shares of Series D preferred stock to shareholders and pay $150,000 to 4Less within 15 days of execution of the Binding LOI. The amount was subsequently reduced to $110,000 by verbal agreement between the parties. The Company paid the $110,000 in June 2018. Timothy Armes, CEO of the Company, agreed to return 60,000,000 shares of the Company’s common stock in exchange for 120 shares of the Company’s Series D preferred stock at the time of execution of a definitive agreement. The parties agreed to enter into mutually agreeable definitive agreement for the closing of the transaction within 120 days of the execution of this Binding LOI. On October 12, 2018, the parties agreed to extend the term by 30 days from 120 days to 150 days. On November 8, 2018, the Company entered into a Stock Purchase Agreement with The 4 Less Corp and closed the transaction on November 29, 2018. See disclosure at Note 9 - Subsequent Events.

NOTE 4 – SHORT-TERM DEBT

The components of the Company’s debt as of October 31, 2018 and January 31, 2018 were as follows:

			Outstanding Principal at
Maturity Date	Interest Rate	Conversion Price	October 31, 2018	January 31, 2018
Nov 4, 2013	12%	$0.075	$100,000	$100,000
Jan 31, 2014	12%	$0.10	16,000	16,000
Jan 31, 2014	12%	$0.10	—	45,000
April 24, 2020	15%	(3)	69,730	—
July 31, 2013	12%	$0.06	5,000	5,000
Nov 30, 2014	12%	Not convertible	—	18,000
April 30, 2013	12%	Not convertible	25,000	25,000
Jan 31, 2014	12%	$0.10	30,000	30,000
Dec 24, 2015	8%	(1)	5,000	5,000
Sep 10, 2017	8%	(2)	27,608	27,361
Sep 10, 2017	8%	(2)	23,863	23,863
Sep 10, 2017	8%	(2)	5,205	12,355
Sep 10, 2017	8%	(2)	26,697	26,697
Sep 10, 2017	8%	(2)	38,677	38,677
Dec 4, 2017	8%	(7)	25,000	25,000
Feb 3, 2017	8%	(7)	25,000	25,000
Mar 3, 2017	8%	(8)	30,000	30,000
Mar 24, 2017	8%	(8)	25,000	25,000
Jan 2014 to Jan 2018	12%	$0.07 to $0.10	—	454,650
April 24, 2020	15%	(3)	738,896	—
July 8, 2015	8%	(1)	5,500	5,500
May 5, 2015	8%	(3)	4,500	4,500
May 14, 2015	8%	(1)	23,297	23,297
May 19, 2015	8%	(1)	—	7,703
June 12, 2015	8%	(1)	—	26,500
April 24, 2020	15%	(3)	34,203	—
July 19, 2016	8%	(1)	5,000	5,000
Mar 3, 2017	8%	(8)	30,000	21,500
Feb 3, 2017	8%	(7)	25,000	7,161
Dec 27, 2018	15%	(4)	64,250	51,750
Jan 5, 2019	15%	(4)	18,325	18,325
Mar 23, 2019	15%	(3)	10,000	—
June 20, 2019	15%	(3)	25,000	—
June 6, 2019	12%	(5)	82,500	—
February 20, 2019	15%	(6)	55,000	—
October 23, 2019	8%	(8)	47,250	—
Debt Discount			(145,947)	(46,788)
Total			$1,500,554	$1,057,051

_________

(1)	52% of the lowest trading price for the fifteen trading days prior to conversion day.
(2)	50% of the lowest trading price for the fifteen trading days prior to conversion day.
(3)	50% of the lowest trading price for the twenty trading days prior to conversion day.
(4)	50% of the lowest trading price for the forty trading days prior to conversion day, but not higher than $0.000075.
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

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that some instruments should be classified as liabilities due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The instruments are measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a discount to the note on the debt inception date. For the nine months ended October 31, 2018 and 2017, the Company recorded amortization expense of $153,902 and $44,270, respectively.

As of October 31, 2018, the Company had $521,847 of aggregate debt in default. The agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. The Company continues to accrue interest at the listed rates, and plans to seek their conversion or payoff within the next twelve months.

On April 25, 2018, the Company entered into replacement notes with 4 existing note holders. The new notes combined the principle amounts of each of their existing notes along with each note’s accrued interest, extended the maturity dates to April 24, 2020 with an interest rate per annum of 15%. The total principal and accrued interest replaced were $538,353 and $308,976, respectively. As the conversion option is bifurcated and accounted for at fair value both before and after the exchange, the debt instrument without the conversion option is evaluated under the guidance in ASC 470-50 modifications and extinguishments for nonconvertible debt using the 10% cash flow test. The bifurcated conversion option is accounted for at fair value both before and after the modification with any changes in the fair value of the conversion option reflected in earnings. Upon the replacement of the convertible notes, the Company recognized the fair value of the new embedded conversion feature of $1,917,387 as a derivative liability, resulting in a loss on change in fair value of the derivative liabilities of $1,841,053.

Issuance of convertible notes

On October 22, 2018, the Company issued a convertible note with principal of $47,250 and net proceed of $45,000. The note bears interest at 8% per annum and matures in one year from the issuance date.  The note can be converted at a price equal to 50% of the lowest bid price of common stock reported on the National Quotations Bureau OTC Markets for the 15 days prior to the conversion, but not higher than $0.005.  See Note 9 – Subsequent Events for disclosure of convertible notes issued after October 31, 2018.

Cancellation of convertible notes

On February 1, 2018, the Company entered into a loan cancellation agreement with Optimum MCGI Holdings LLC. An aggregate total amount of $36,837 was cancelled and released, and the Company recorded a gain on debt extinguishment.

NOTE 5 – DERIVATIVE LIABILITIES

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices. As the price of the common stock varies it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date.

The fair value of the derivative liability is determined using the lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. In our calculation at October 31, 2018, volatility ranged from 199% to 343%, the term ranged from 0.16 to 1.48 year, and the risk free interest rate was from 2.49% to 2.55%. At January 31, 2018, volatility ranged from 242% to 288%, the term ranged from 0.66 to 2.94 years, and the average risk free interest rate was from 1.88% to 2.03%.

Level 3
Derivatives
Balance, January 31, 2018	$760,788
Derivative Liabilities due to New Convertible Debt	391,209
Due to Conversion of Convertible Debt	(23,114)
Loss on Change in Fair Value of Derivative Liabilities	4,033,673
Balance, October 31, 2018	$5,162,556

For the three months ended October 31, 2018 and 2017, the Company recorded gain (loss) from the change in the fair value of derivative liabilities of $(1,390,717) and $59,962, respectively.

For the nine months ended October 31, 2018 and 2017, the Company recorded gain (loss) from the change in the fair value of derivative liabilities of $(4,033,673) (including loss on change in the fair value of derivative liabilities due to the replacement of convertible notes) and $66,469, respectively.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred Stock:

The Company is authorized to issue 20,001,000 shares of Preferred Stock, having a par value of $0.001 per share.

The Series A Preferred Stock has an automatic forced conversion into common stock upon the completion of the repurchase or extinguishing of all “toxic” debt (notes having conversion features tied to the Company’s common stock), the extinguishing of all other existing dilutive debt or equity structures, and total recapitalization of the Company. As of October 31, 2018, the Company had 330,000 shares of Series A Preferred issued and outstanding.

Holders of the Series B Preferred Stock has voting rights equal to 51% of the total voting rights at any time.  There are no conversion rights granted holders of Series B Preferred shares. As of October 31, 2018, the Company had 1,000 shares of Series B Preferred Stock issued, outstanding and held by Timothy Armes, CEO of the Company.

Holders of the Series C Preferred Stock have the right to convert into the common stock of the Company at any time at the holder’s option by multiplying the number of issued and outstanding shares of the common stock by 2.63 on conversion date.  The holders of Series C Preferred shares, they are not entitled to dividends, and the Company does not have the right of redemption. At October 31, 2018, there are 0 shares issued and outstanding of the Series C Preferred Stock.

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

Common Stock:

The Company is authorized to issue 4,000,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.  During the nine months ended October 31, 2018, the Company issued the following common stock:

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

On October 22, 2018, 49,622,751 shares were issued for the conversion of a $1,540 note and $941 interest that had a default conversion price at 50% of the lowest market price during the period that the Company fails to make all required periodic filings with SEC.  See Note 9 – Subsequent Events for disclosure of shares issued after October 31, 2018.

Warrants:

The Company had the following warrants activity for the nine months ended October 31, 2018:

	Number of Warrants	Weighted Average Exercise Price For Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at January 31, 2018	37,500,000	$ 0.01	2.79	$ —
Grant	—	—
Outstanding and exercisable at October 31, 2018	37,500,000	$ 0.01	2.05	$ —

NOTE 7 – RELATED PARTY TRANSACTIONS

As of October 31, 2018 and January 31, 2018, the Company had $402,960 and $292,415, respectively, of related party accrued expenses related to accrued compensation for employees and consultants.

The Company maintained its executive offices of approximately 300 sq. ft., at 758 E. Bethel School Road, Coppell, Texas 75019 in the home of the President and CEO for which it pays no rent. The Company and the CEO moved the office to 6515 Goodman Rd., #258, Olive Branch, Mississippi 38654 in July 2018. The Company plans to lease office space when operations require it and funding permits.

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

NOTE 9 – SUBSEQUENT EVENTS

Conversion of notes

On November 9, 2018, 33,146,301 shares were issued for the conversion of a $10,000 note and $6,573 interest that had a conversion price at 50% of the lowest market price during the period that the Company fails to make all required periodic filings with SEC.

On November 9, 2018, 55,000,000 shares were issued for the conversion of $2,750 interest that had a conversion price at 50% of the lowest market price during the period that the Company fails to make all required periodic filings with SEC.

On November 15, 2018, 59,000,000 shares were issued for the conversion of $2,950 interest that had a conversion price at 50% of the lowest market price during the period that the Company fails to make all required periodic filings with SEC.

On November 16, 2018, 35,444,872 shares were issued for the conversion of a $13,863 note and $9,176 interest that had a conversion price at 50% of the lowest market price during the period that the Company fails to make all required periodic filings with SEC.

On November 19, 2018, 64,700,000 shares were issued for the conversion of $3,235 interest that had a conversion price at 50% of the lowest market price during the period that the Company fails to make all required periodic filings with SEC.

On November 21, 2018, 99,960,729 shares were issued for the conversion of a $3,107 note and $1,890 interest that had a conversion price at 50% of the lowest market price during the period that the Company fails to make all required periodic filings with SEC.

On November 23, 2018, 73,000,000 shares were issued for the conversion of a $1,321 note and $2,328 interest that had a conversion price at 50% of the lowest market price during the period that the Company fails to make all required periodic filings with SEC.

On November 30, 2018, 85,234,849 shares were issued for the conversion of a $2,640 note and $1,621 interest that had a conversion price at 50% of the lowest market price during the period that the Company fails to make all required periodic filings with SEC.

On November 30, 2018, 77,000,000 shares were issued for the conversion of a $3,717 note and $132 interest that had a conversion price at 50% of the lowest market price during the period that the Company fails to make all required periodic filings with SEC.

On December 3, 2018, 81,000,000 shares were issued for the conversion of a $3,957 note and $92 interest that had a conversion price at 50% of the lowest market price during the period that the Company fails to make all required periodic filings with SEC.

On December 6, 2018, 86,000,000 shares were issued for the conversion of a $4,215 note and $84 interest that had a conversion price at 50% of the lowest market price during the period that the Company fails to make all required periodic filings with SEC.

On December 10, 2018, 103,411,616 shares were issued for the conversion of a $3,190 note and $1,980 interest that had a conversion price at 50% of the lowest market price during the period that the Company fails to make all required periodic filings with SEC.

On December 11, 2018, 79,400,000 shares were issued for the conversion of a $3,843 note and $127 interest that had a conversion price at 50% of the lowest market price during the period that the Company fails to make all required periodic filings with SEC.

On December 14, 2018, 100,000,000 shares were issued for the conversion of a $4,886 note and $114 interest that had a conversion price at 50% of the lowest market price during the period that the Company fails to make all required periodic filings with SEC.

On December 17, 2018, 160,921,973 shares were issued for the conversion of a $4,950 note and $3,096 interest that had a conversion price at 50% of the lowest market price during the period that the Company fails to make all required periodic filings with SEC.

On December 18, 2018, 105,000,000 shares were issued for the conversion of a $5,191 note and $59 interest that had a conversion price at 50% of the lowest market price during the period that the Company fails to make all required periodic filings with SEC.

On December 19, 2018, 119,000,000 shares were issued for the conversion of a $5,933 note and $16 interest that had a conversion price at 50% of the lowest market price during the period that the Company fails to make all required periodic filings with SEC.

Convertible Note

On November 14, 2018, the Company issued a convertible note with principal of $78,750 and net proceeds of $75,000. The note bears interest at 8% per annum and matures in one year from the issuance date.  The note can be converted at a price equal to 50% of the lowest bid price of common stock reported on the National Quotations Bureau OTC Markets for the 15 days prior to the conversion, but not higher than $0.005.

On December 13, 2018, the Company issued a convertible note with principal of $130,000 and net proceeds of $125,000. The note bears interest at 8% per annum and matures in one year from the issuance date.  The note can be converted at a price equal to 50% of the lowest bid price of common stock reported on the National Quotations Bureau OTC Markets for the 15 days prior to the conversion, but not higher than $0.005.

Entry Into Material Agreement

On November 8, 2018, the Company entered into a Stock Purchase Agreement with The 4 Less Corp. (formerly Vegas Suspension & Offroad, Inc.). Pursuant to the terms of the Binding LOI, the Company made a cash payment of $110,000 to the shareholders of 4Less. Under the terms of the Agreement, the Company will purchase all of the outstanding shares of 4Less, which are held respectively by Christopher Davenport and Sergio Salzano in exchange for 17,100 shares of Series B Preferred Stock, 6,075 shares of Series C Preferred Stock, 675 shares of Series D Preferred Stock to Mr. Davenport and 1,900 shares of Series B Preferred Stock, 677 shares of Series C Preferred Stock, and 75 shares of Series D Preferred Stock to Mr. Salzano.  In addition, Timothy Armes, our current Chairman shall exchange 60,000,000 shares of common stock of the Company for 120 shares of the Company’s Series D Preferred Stock.

Completion of Acquisition

On November 29, 2018, the Board of Directors of the Company closed the Stock Purchase Agreement, dated November 8, 2018 with The 4Less Corp. The Company issued the shareholders of 4Less certain shares of preferred stock of the Company as described above. Pursuant to the transaction, Tim Armes, the CEO of the Company, exchanged 60,000,000 shares of common stock for 120 shares of Series D Preferred Stock.

As a result of the transaction, 4Less became a wholly owned subsidiary of the Company. Additionally, there was a change of control as the holders of the Series B Preferred Stock have a voting control of 66.7% of the Company and Christopher Davenport and Sergio Salzano own 95% of the Series B Preferred Stock.

Disposition of Assets

On December 12, 2018, the Board of Directors of the Company determined that the operations of Nurses Lounge, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”) did not fit the business model of the Company.

Timothy Armes, the Chief Executive Officer of the Company, various debt holders and Series A Preferred Stockholders indicated a willingness and desire to acquire the Subsidiary from the Company and signed an agreement under the following terms and conditions:

1.

The Company transferred 100% of the ownership of the Subsidiary to the Nurses Lounge Holdings, Inc. (the “Buyer”) (owned by Timothy Armes, the Chief Executive Officer of the Company, various shareholders and debt holders of the Company) effective immediately;

2.	The Buyer assumed all debt and other obligations associated with the Subsidiary at the time of ownership transfer.

3.	The Buyer provided a written indemnification to the Company covering all liabilities associated with the past and future operations of the Subsidiary.

4.

The subsidiary was sold by the Company for the consideration of the cancelation of 322,000 shares of series A Preferred Stock, 40 million shares of common stock and the forgiveness of $533,071 worth of existing current liabilities owed by the Company.

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

Company

MedCareers Group, Inc. (“MedCareers”, the “Company”, “we” or “us”), the Company described herein, is a Nevada corporation, with offices located at 4580 N Rancho Dr., #130, Las Vegas, NV 89130. It can be reached by phone at (662) 510-8992.

On November 29, 2018, the Company acquired The 4Less Corp. The former owners of The 4Less Corp. now control the Company. The 4Less Corp. is the owner of several branded ecommerce websites including their flagship website Liftkits4less.com. On December 12, 2018, the Company transferred the operations of Nurses Lounge, Inc. to a company owned by Timothy Armes, the Chief Executive Officer of the Company, various debt holders and Series A Preferred Stockholders.

Results for the three months ended October 31, 2018 and 2017

Revenues

For the three months ended October 31, 2018 and 2017, revenues were $7,787 and $7,496, respectively. Sales increased slightly as the Company continued transitioning its job board to a pay-per-click model based on location versus promotion of 60-day and unlimited job posting campaigns.

Selling and advertising expenses

Selling and advertising expenses were $932 and $1,786 for the three months ended October 31, 2018 and 2017, respectively. This decrease of the selling and advertising expenses was mainly related to paying less commissions because more sales initiatives performed by the Company’s President.

General and administrative expenses

General and administrative expenses for the three months ended October 31, 2018 and 2017 were $122,539 and $93,967, respectively. The increase was mainly resulted from the increase of the compensation to our CEO.

Other income (expense)

Interest expense on loans was $145,957 and $38,892 for the three months ended October 31, 2018 and 2017, respectively. The increase was due to the Company having more loans outstanding during the third quarter of 2018 compared to the loans outstanding in the third quarter of 2017 and many of the loans were accruing interest at a default rate which was higher than the stated rate. Also, there were other expense relating to loss on derivatives of $1,390,268 and gain on derivatives of $59,962 for the three months ended October 31, 2018 and 2017, respectively. In the three months ended October 31, 2018, the Company also recorded a loss from conversion of debt and accrued interest of $125,384 compared to $0 for the same period in 2017.

Results for the nine months ended October 31, 2018 and 2017

Revenues

For the nine months ended October 31, 2018 and 2017, revenues were $21,824 and $26,357, respectively. Sales decreased because the Company continued transitioning its job board to a pay-per-click model based on location versus promotion of 60-day and unlimited job posting campaigns.

Selling and advertising expenses

Selling and advertising expenses were $5,083 and $3,055 for the nine months ended October 31, 2018 and 2017, respectively. The increase of the selling and advertising expenses was mainly related to commissions paid on sales.

General and administrative expenses

General and administrative expenses for the nine months ended October 31, 2018 and 2017 were $237,366 and $283,107, respectively. The decrease was mainly resulted from the decrease of the compensation to consultants.

Other income (expense)

Interest expense on loans was $520,697 and $129,480 for the nine months ended October 31, 2018 and 2017, respectively. The increase was because we had more loans outstanding during the year and many of them were accruing interest at a default rate which was higher than the stated rate. It also included amortization of debt discount of $153,902 which is added to the interest amount of $366,777 for the nine months ended October 31, 2018 compared to debt discount of$44,270 and interest of $85,457 for the same period in 2017.

Also, there were other income (expense) relating to gain (loss) on derivatives of $(4,033,673) and $66,469 for the nine months ended October 31, 2018 and 2017, respectively. In the nine months ended October 31, 2018, the Company also recorded a gain from extinguishment of debt of $36,837 compared to $0 for the same period in 2017. In the nine months ended October 31, 2018, the Company also recorded a loss from conversion of debt and accrued interest of $288,152 compared to $0 for the same period in 2017.

Liquidity and Capital Resources

As of October 31, 2018, the Company had negative working capital of $7,613,502, comprised of current assets of $117,234 and current liabilities of $7,730,736.

In the nine months ended October 31, 2018, net cash used by operating activities was $124,685 and consisted of changes in working capital of $302,819, a net loss of $5,026,292, and non-cash adjustments of $4,598,788.  Non-cash adjustments consisted primarily of amortization of debt discount of $153,902, loss on change in fair value of derivative liabilities of $4,033,673, non-cash interest expense of $159,898, and loss on conversion of notes payable of $288,152. Working capital adjustments consisted primarily of increases in accounts payable and accrued expenses of $132,977 and accrued interest payable of $179,520.

In the nine months ended October 31, 2017, net cash used by operating activities was $1,092 and consisted of changes in working capital of $343,923, a net loss of $322,816, and non-cash adjustments of $(22,199).  Non-cash adjustments consisted primarily of amortization of debt discount of $44,270 and a gain on change in fair value of derivative liabilities of $66,469. Working capital adjustments consisted primarily of increases in accounts payable and accrued expenses of $259,804 and an increase in deferred revenue of $85,456.

Net cash used in investing activities for the nine months ended October 31, 2018 was $110,000 compared to $0 for the same period in 2017. The $110,000 investment increase was part of The 4 Less Corp Acquisition compared to no investing activities in 2017.

Net cash provided by financing activities for the nine months ended October 31, 2018 was $239,089 compared to $0 for the same period in 2017. The increase was due to the borrowings on Notes Payable in 2018 compared to no borrowings in 2017.

The Company does not have sufficient cash reserves or revenues to meet its contractual obligations under its outstanding notes payable and to pay its ongoing monthly expenses, which the Company anticipates totaling approximately $300,000 over the next 12 months.  The Company has been able to continue operating to date largely from loans made by its shareholders and other debt financings to date.  The Company is currently looking at short-term and more permanent financing opportunities, including debt or equity funding, bridge or short-term loans, and/or traditional bank funding, but we have not decided on any specific path moving forward.  Unless we raise sufficient funding to pay our ongoing expenses associated with being a public company, and we have sufficient funds to support our planned operations, the Company can provide no assurances that it will be able to meet its short and long term liquidity needs. The Company continues to generate revenue from the Nurses Lounge business, which the Company believes will increase to the point where the Company can cover its basis monthly obligations, of which there can be no assurance. Our financial statements contain information expressing substantial doubt about our ability to continue as a going concern.

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

Acquisition and Disposition

On June 18, 2018, the Company entered into a Binding Letter of Intent (“Binding LOI”), with The 4Less Corp. (“4Less”). The Company will acquire all of the issued and outstanding shares of common stock of 4Less. The Company shall issue (1) 19,000 shares of Series B preferred stock (2) 6,750 shares of Series C preferred stock (3) 750 shares of Series D preferred stock to shareholders and pay $150,000 to 4Less within 15 days of execution of the Binding LOI. The amount was subsequently reduced to $110,000 by verbal agreement between the parties. The Company paid the $110,000 in June 2018. Timothy Armes, CEO of the Company, agreed to return 60,000,000 shares of common stock of the Company in exchange for 120 shares of Series D preferred stock at the time of execution of the definitive agreement. The parties closed on the transaction on November 29, 2018. The former owners of The 4Less Corp. now control the Company. Additionally, on December 12, 2018, the Company transferred the operations of Nurses Lounge, Inc. to a company owned by Timothy Armes, the Chief Executive Officer of the Company, various debt holders and Series A Preferred Stockholders.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), has concluded that as of the Evaluation Date and as disclosed in the Company’s Annual Form 10-K for the year ended January 31, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures are once again effective.  Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended October 31, 2018 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

(b)           Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

There is pending litigation initiated by the Company around the validity of a $100,000 note which the Company signed based upon representations of funding from the maker which was never received. The Company initiated litigation to dispute the note and the 10,151,540 shares that have been issued.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2018, filed with the Commission on November 7, 2018, and investors are encouraged to review such risk factors below and in the Form 10-K, prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

	Consideration		Date	# of Shares
Balance, Number of shares outstanding, January 31, 2018				840,478,527
Common stock issued at fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(1)	June 6, 2018	66,897,096
Common stock issued at fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(2)	July 30, 2018	54,767,518
Common stock issued at fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(3)	Oct 9, 2018	52,885,151
Common stock issued at fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(4)	Oct 22, 2018	49,622,751
Balance, Number of shares outstanding, October 31, 2018				1,064,651,043

__________

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

(3)  Partial conversion of Note that had a conversion feature at 50% of the lowest market price during the period that the Company fails to make all required periodic filings with SEC. These shares were issued for the conversion of $1,650 of the note and $994 of accrued interest.

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

(4)  Partial conversion of Note that had a conversion feature at 50% of the lowest market price during the period that the Company fails to make all required periodic filings with SEC. These shares were issued for the conversion of $1,540 of the note and $941 of accrued interest.

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

Item 3. Defaults Upon Senior Securities

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

Date: December 26, 2018

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith.