Form 10-K
period 2019-01-31
4Less Group, Inc.
filed 2019-08-21
CIK 1438901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   January 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission file number:   333-152444

THE 4LESS GROUP, INC.

(formerly MedCareers Group, Inc.)

(Exact name of registrant as specified in its charter)

Nevada	26-1580812
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4580 N Rancho Dr., #130, Las Vegas, NV	89130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   662-510-8992

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class of Stock	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FLES	Pink Sheets

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

Large Accelerated filer	[ ]	Accelerated filer	[ ]

Non-Accelerated filer	[X]	Smaller reporting company	[X]

		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]          No [X]

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the average bid and asked prices of the common stock on July 31, 2019 (the last business day of the registrant’s most recently completed fiscal period covered by this report) was approximately $179,208.

Number of common shares outstanding at August 8, 2019:  28,749,734 (adjusted for 6,000 to 1 reverse stock split on March 28, 2019).

THE 4LESS GROUP, INC.

FORM 10-K

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I

Item 1.  Business.

Company

The 4LESS Group, Inc., formerly known as MedCareers Group, Inc. (the “Company”,  “MCGI”), was incorporated under the laws of the State of Nevada on December 5, 2007. The Company formally operated a website for nurses, nursing schools and nurses’ organizations designed for better communication between nurses and the nursing profession.

On November 29, 2018, the Company entered into a transaction (the “Share Exchange”), pursuant to which the Company acquired 100% of the issued and outstanding equity securities of The 4LESS Corp.  (“4LESS”), in exchange for the issuance of (i) nineteen thousand (19,000) shares of Series B Preferred Stock, (ii) six thousand seven hundred fifty (6,750) shares of Series C Preferred Stock, and (iii) 870 shares of Series D Preferred Stock. The Series C Preferred Shares have a right to convert into common stock of the Company by multiplying the number of issued and outstanding shares of common stock by 2.63 on the conversion date. The Share Exchange closed on November 29, 2018.  As a result of the Share Exchange, the former shareholders of 4LESS became the controlling shareholders of the Company. The Share Exchange was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein 4LESS is considered the acquirer for accounting and financial reporting purposes. The capital, share price, and earnings per share amount in these consolidated financial statements for the period prior to the reverse merger were restated to reflect the recapitalization in accordance with the shares issued as a result of the reverse merger except otherwise noted.

4LESS was formed as Vegas Suspension & Offroad, LLC on October 24, 2013 as a Nevada limited liability company and converted to a Nevada corporation with the same name on May 8, 2017. On April 2, 2018, the Company changed its name to The 4LESS Corp. The Corporation had S Corporation status. The Corporation operates as an e-commerce auto and truck parts sales company. As a result of the share exchange, the Company is now a holding company operating through 4LESS and offers products including exhaust systems, suspension systems, wheels, tires, stereo systems, truck bed covers, and shocks.

The 4LESS Group, Inc. (“4LESS”, the “Company”, “we” or “us”), the Company described herein, is a Nevada corporation, with offices located at 4580 N. Rancho Dr., #130, Las Vegas, NV 89130 with a remote office at 6515 Goodman Rd., #258, Olive Branch, Mississippi 38654. It can be reached by phone at (662) 510-8992.

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

On or around November 19, 2010, the Company entered into a Share Exchange Agreement (the “Exchange”) with Nurses Lounge, Inc., a Texas corporation (“Nurses Lounge”) and the nine shareholders of Nurses Lounge (the “Nurses Lounge Shareholders”).  Pursuant to the Exchange, we agreed to issue 24,000,000 restricted shares of our common stock to the Nurses Lounge Shareholders in exchange for 100% of the issued and outstanding shares of common stock of Nurses Lounge.  Although 24,000,000 restricted shares were issued in connection with the Exchange, certain significant shareholders of the Company also agreed to cancel some of the shares they owned so that the net effect of the Exchange was an increase to the outstanding shares by 7,175,000 shares rather than 24,000,000.  Included in the shareholders receiving shares in connection with the Exchange, was Timothy Armes founder and president of Nurses Lounge, Inc., who received 14,902,795 shares. In December 2019 Nurses Lounge was disposed of as more fully described elsewhere in this Form 10-K and in the Notes to the Financial Statements.

The 4LESS Corp

Like many small businesses The 4LESS Corp (“4LESS”) was born from humble beginnings; in 2013 Christopher Davenport, the founder of 4LESS, began selling auto parts on eBay and shipping those items out of his garage.  But, what started out as a hobby, quickly grew into a fully functioning ecommerce aftermarket autoparts company that required a significant technical staff and facilities to support their growth. In June of 2015, they leased their first office.

Originally the company outsourced much of their operations to 3rd party companies to list their auto parts in the different marketplaces such as Amazon, eBay, Walmart and Jet.  However, using these 3rd party companies was inefficient, cumbersome, slow and very expensive.

Since 2016 the company has invested heavily to become their own listing platform that allows their auto parts to be direct listed across marketplace and social media sites.  We have completed multiple technical achievements including CRM system, warehouse integration API, warehouse inventory software to name a few.

Mr. Davenport felt that consumers online buying habits have shifted away from “all things to all people” web sites to highly targeted niche web sites.

Today successful e-commerce companies have to be able to quickly respond to market forces, The 4LESS platform allows them to push their products in front of billions of potential buyers seamlessly and quickly.  This includes marketing products not only through the largest online marketplaces in the world but also to the largest social media platforms in the world as well.  Facebook, Instagram, YouTube and Google all feature 4LESS auto parts.

Presently, 4LESS operates 3 branded websites: LiftKits4LESS.com, Bumpers4LESS.com and TruckBedCovers4LESS.com with plans to add more in the near future. In total, these sites represent products from over 1,000 manufacturers.

Competition

Our niche web sites are unique in the market place and currently we do not see any other competitors managing multiple web sites in the aftermarket auto parts.  We directly compete for buyers to use our web sites over current e-commerce giants that we sell through such as Amazon and eBay.  However, our web sites offer substantial value-added content including installation guides, install videos, high impact photos, order customization and live chat with a technical expert.  We believe all these value-adds give our web sites significant advantages over large “all things to all people” online market places.  While there are several other small ecommerce sellers in the marketplace, their sites do not offer the technical flexibility to sell across all marketplaces seamlessly. Presently we do not see them as a significant threat to market share.

Item 1A. Risk Factors

Our Losses Raise Doubt As To Whether We Can Continue As A Going Concern.

We had an accumulated deficit through January 31, 2019 of $17,689,307 and had a working capital deficit at January 31, 2019 of $5,322,297.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or obtain profitable operations. As such, there is substantial doubt as to our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

Our financial results will fluctuate in the future, which makes them difficult to predict.

The 4LESS Corp financial results may fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast future results. As a result, you should not rely upon the Company’s past financial results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by rapidly growing companies in evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

●	The 4LESS Corp’s ability to maintain and grow its user base;

●	Our suppliers may suffer downturns, financial instability or be subject to mergers or acquisitions;

●	The development and introduction of new products or services by The 4LESS Corp or its competitors;

●	Increases in marketing, sales, service and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

●	The 4LESS Corp’s ability to maintain gross margins and operating margins;

●	Changes affecting our suppliers and other third-party service providers;

●	Adverse litigation judgments, settlements, or other litigation-related costs; and

●	Changes in business or macroeconomic conditions including regulatory changes.

We cannot assure you that we will effectively manage our growth.

The 4LESS Corp expects to continue hiring additional employees, launch new products and websites. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relationships and interactions with users, distributors, vendors, and other third parties. As the Company continues to grow, our information technology systems, internal management processes, internal controls and procedures and production processes may not be adequate to support our operations. To ensure success, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As we continue to grow, and implement more complex organizational and management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our current team’s efficiency and expertise, which could negatively affect our business performance.

Our expansion places a significant strain on our management, operational, financial, and other resources.

We are expanding our operations, including increasing our product and service offerings and scaling our infrastructure to support our online retail business. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.

Our costs may grow more quickly than our revenues, harming our business and profitability.

We expect our expenses to continue to increase in the future as we expand our product offerings, expand production capabilities and hire additional employees. We expect to continue to incur increasing costs, in particular for working capital to purchase inventory and marketing. Our expenses may be greater than we anticipate which would have a negative impact on our financial position, assets and ability to invest further in the growth and expansion of our business.

The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

The 4LESS Corp currently depends on the continued services and performance of key members of its management team, in particular, its founder and CEO, Chris Davenport. If we cannot call upon him or other key management personnel for any reason, our operations and development could be harmed. The Company has not yet developed a succession plan. Furthermore, as the Company grows, it will be required to hire and attract additional qualified professionals such as programming, accounting, legal, finance, marketing, customer service and any other required experts. The Company may not be able to locate or attract qualified individuals for such positions, which will affect the Company’s ability to grow and expand its business.

If we fail to acquire new customers, or fail to do so in a cost-effective manner, we may not be able to increase net revenue per active customer or achieve profitability.

Our success depends on our ability to acquire customers in a cost-effective manner. In order to expand our customer base, we must appeal to and acquire customers who have historically used other means of commerce to purchase the goods we provide and may prefer alternatives to our offerings, such as traditional brick and mortar retailers, the websites of our competitors or our suppliers’ own websites. We have made significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. We cannot assure you that the net profit from new customers we acquire will ultimately exceed the cost of acquiring those customers. If we fail to deliver a quality shopping experience, or if consumers do not perceive the products we offer to be of high value and quality, we may not be able to acquire new customers. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers, our net revenue may decrease, and our business, financial condition and operating results may be materially adversely affected.

Our success depends in part on our ability to increase our net revenue per active customer. If our efforts to increase customer loyalty and repeat purchasing as well as maintain high levels of customer engagement and average order values of our customers are not successful, our growth prospects and revenue will be materially adversely affected.

Our ability to grow our business depends on our ability to retain our existing customer base and generate increased revenue and repeat purchases from this customer base and maintain high levels of customer engagement. To do this, we must continue to provide our customers and potential customers with a unified, convenient, efficient and differentiated shopping experience. If we fail to increase net revenue per active customer, generate repeat purchases or maintain high levels of customer engagement and average order value, our growth prospects, operating results and financial condition could be materially adversely affected.

Uncertain acceptance and maintenance of company brand.

The Company believes that the establishment and maintenance of a brand identified with the Company’s products and services is critical to attracting and expanding its customer base. While the Company is confident that its services and brand name(s) will provide an excellent foundation for developing brand awareness, no assurance can be given that such branding efforts will be successful. Promotion of brand awareness among users will depend, among other things, on the Company’s success in its marketing efforts and the usability of its services, none of which can be assured.

Our efforts to launch new brands and expand our existing brand portfolio may not be successful.

Our business success depends to some extent on our ability to expand our customer offerings by launching new brands and expanding our existing brand portfolio. Launching new brands or expanding our existing brand portfolio requires significant investments, including investments in marketing, information technology and additional personnel. Expanding our brands may be challenging because it requires us to gain specific knowledge about consumers and regional competitors and build logistics capabilities for local markets. We may not be able to generate satisfactory revenue from these efforts to offset these costs. Any lack of market acceptance of our efforts to launch new brands or expand our existing brand portfolio could have a material adverse effect on our business, prospects, financial condition and results of operations.

If we do not successfully optimize and operate our fulfillment network our business could be harmed.

If we do not adequately predict customer demand or otherwise optimize and operate our fulfillment network successfully, it could result in excess or insufficient fulfillment, or result in increased costs, impairment charges, or both, or harm our business in other ways. As we continue to add fulfillment capability or add new businesses with different requirements, our fulfillment networks become increasingly complex and operating them becomes more challenging. There can be no assurance that we will be able to operate our networks effectively.

In addition, a failure to optimize inventory in our fulfillment network may increase our shipping cost. Orders from several of our websites are fulfilled primarily from a single location, and we have only a limited ability to reroute orders to third parties for drop-shipping.

We rely on a limited number of shipping companies to deliver inventory to us and completed orders to our customers. If we are not able to negotiate acceptable terms with these companies or they experience performance problems or other difficulties, it could negatively impact our operating results and customer experience. In addition, our ability to receive inbound inventory efficiently and ship completed orders to customers also may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, acts of God, and similar factors.

Third parties either drop-ship or otherwise fulfill an increasing portion of our customers’ orders, and we are increasingly reliant on the reliability, quality, and future procurement of their services. Under some of our commercial agreements, we maintain the inventory of other companies, thereby increasing the complexity of tracking inventory and operating our fulfillment network. Our failure to properly handle such inventory or the inability of these other companies to accurately forecast product demand would result in unexpected costs and other harm to our business and reputation.

We face inventory risk.

We are exposed to inventory risks that may adversely affect our operating results as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand and consumer spending patterns, changes in consumer tastes with respect to our products, and other factors. We endeavor to accurately predict these trends and avoid overstocking or understocking products we sell. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it may be difficult to establish vendor relationships, determine appropriate product selection, and accurately forecast demand. The acquisition of certain types of inventory may require significant lead-time and prepayment and may not be returnable. We plan to carry a broad selection of inventory and we may be unable to sell products in sufficient quantities or during the relevant selling seasons. Any one of the inventory risk factors set forth above may adversely affect our operating results.

Risks associated with the suppliers from whom our products are sourced could materially adversely affect our financial performance as well as our reputation and brand.

We depend on our ability to provide our customers with a wide range of products from qualified suppliers in a timely and efficient manner. Political and economic instability, the financial stability of suppliers, suppliers’ ability to meet our standards, labor problems experienced by suppliers, the availability of raw materials, merchandise quality issues, currency exchange rates, transport availability and cost, transport security, inflation, and other factors relating to the suppliers are beyond our control.

Our agreements with most of our suppliers do not provide for the long-term availability of merchandise or the continuation of particular pricing practices, nor do they usually restrict such suppliers from selling products to other buyers. There can be no assurance that our current suppliers will continue to seek to sell us products on current terms or that we will be able to establish new or otherwise extend current supply relationships to ensure product acquisitions in a timely and efficient manner and on acceptable commercial terms. Our ability to develop and maintain relationships with reputable suppliers and offer high quality merchandise to our customers is critical to our success. If we are unable to develop and maintain relationships with suppliers that would allow us to offer a sufficient amount and variety of quality merchandise on acceptable commercial terms, our ability to satisfy our customers’ needs, and therefore our long-term growth prospects, would be materially adversely affected.

We depend on our suppliers to perform certain services regarding the products that we offer.

As part of offering our suppliers’ products for sale on our sites, these suppliers generally agree to conduct a number of traditional retail operations with respect to their respective products, including maintaining inventory and preparing merchandise for shipment to our customers. We may be unable to ensure that these suppliers will continue to perform these services to our or our customers’ satisfaction in a manner that provides our customer with a unified brand experience or on commercially reasonable terms. If our customers become dissatisfied with the services provided by our suppliers, our business, reputation and brands could suffer.

Our business may be adversely affected if we are unable to provide our customers a cost-effective shopping platform that is able to respond and adapt to rapid changes in technology.

The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as notebooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. The smaller screen size, functionality, and memory associated with some alternative devices may make the use of our sites and purchasing our products more difficult. The versions of our sites developed for these devices may not be compelling to consumers. In addition, it is time consuming and costly to keep pace with rapidly changing and continuously evolving technology.

As new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing applications for alternative devices and platforms, and we may need to devote significant resources to the creation, support and maintenance of such applications. If we are unable to attract consumers to our websites through these devices or are slow to develop a version of our websites that is more compatible with alternative devices or a mobile application, we may fail to capture a significant share of consumers which could adversely affect our business.

Further, we continually upgrade existing technologies and business applications, and we may be required to implement new technologies or business applications in the future. The implementation of upgrades and changes requires significant investments. Our results of operations may be affected by the timing, effectiveness and costs associated with the successful implementation of any upgrades or changes to our systems and infrastructure. In the event that it is more difficult for our customers to buy products from us on their mobile devices, or if our customers choose not to buy products from us on their mobile devices or to use mobile products that do not offer access to our websites, our customer growth could be harmed and our business, financial condition and operating results may be materially adversely affected.

Significant merchandise returns could harm our business.

We allow our customers to return products, subject to our return policy. If merchandise returns are significant, our business, prospects, financial condition and results of operations could be harmed. Many of our products are large and require special handling and delivery. From time to time our products are damaged in transit, which can increase return rates and harm our brand.

We may be subject to product liability claims if people or property are harmed by the products we sell.

Some of the products we sell may expose us to product liability claims relating to personal injury, death, or environmental or property damage, and may require product recalls or other actions. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our agreements with our vendors and sellers do not indemnify us from product liability.

We are subject to risks related to online payment methods.

We accept payments using a variety of methods, including credit card, debit card, PayPal and gift cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. As our business changes, we may also be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card and debit card payments from consumers or facilitate other types of online payments. If any of these events were to occur, our business, financial condition and operating results could be materially adversely affected.

We occasionally receive orders placed with fraudulent credit card data. We may suffer losses as a result of orders placed with fraudulent credit card data even if the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions. If we are unable to detect or control credit card fraud, our liability for these transactions could harm our business, financial condition and results of operations.

We Could Be Harmed by Data Loss or Other Security Breaches.

As a result of our services being web-based and the fact that we process, store, and transmit large amounts of data, including personal information, for our customers, failure to prevent or mitigate data loss or other security breaches could expose us or our customers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us, and otherwise harm our business. We use third party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach, such measures cannot provide absolute security.

We face risks related to system interruption and lack of redundancy.

We may experience occasional system interruptions and delays that make our websites and services unavailable or slow to respond and prevent us from efficiently fulfilling orders which may reduce our net sales and the attractiveness of our products. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure, and take other steps to improve the efficiency of our systems, it could cause system interruptions or delays and adversely affect our operating results.

Our computer and communications systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins, and similar events or disruptions. Any of these events could cause system interruption, delays, and loss of critical data, and could prevent us from accepting and fulfilling customer orders which could make our products less attractive and subject us to liability. Our systems are not fully redundant and our disaster recovery planning may not be sufficient. In addition, we may have inadequate insurance coverage to compensate for any related losses. Any of these events could damage our reputation and be expensive to remedy.

Risks Associated with Our Industry

We may face additional competition.

We are aware of a number of other companies that sell similar products to us. These or new competitors may have more resources than us or may be better capitalized, which may give them a significant advantage, for example, in offering better pricing, surviving an economic downturn or in reaching profitability. We cannot assure you that we will be able to compete successfully against existing or new competitors.

Government regulation of the internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e-commerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection, Internet neutrality and gift cards. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our sites by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on our sites or may even attempt to completely block access to our sites. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected, and we may not be able to maintain or grow our net revenue and expand our business as anticipated.

Failure to comply with federal, state and international laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.

A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing, export and security of consumer data. Laws and regulations relating to privacy, data protection and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal, state or international privacy or consumer protection- related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities or require us to change our operations and/or cease using certain data sets. Any such claim, proceeding or action could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers and may result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. U.S. and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and consequently, materially adversely affect our business, financial condition and operating results.

Foreign data protection, privacy and other laws and regulations are often more restrictive than those in the United States. The European Union, for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the United States. Individual EU member countries currently still have discretion with respect to their interpretation and implementation of these laws and the penalties for breach and have their own regulators with differing attitudes towards enforcement, which results in varying privacy standards and enforcement risk from country to country. Legislation and regulation in the European Union and some EU member states require companies to give specific types of notice and in some cases seek consent from consumers before using their data for certain purposes, including some marketing activities. In the majority of EU member countries, consent must be obtained prior to setting cookies or other tracking technologies. Outside of the European Union, there are many countries with data protections laws, and new countries are adopting data protection legislation with increasing frequency. Many of these laws may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, we increase our risk of non-compliance with applicable foreign data protection laws and regulations as we continue our international expansion. We may need to change and limit the way we use consumer information in operating our business and may have difficulty maintaining a single operating model that is compliant. Compliance with such laws and regulations will result in additional costs and may necessitate changes to our business practices and divergent operating models, which may adversely affect our business and financial condition.

In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection and consumer protection. Any such changes may force us to incur substantial costs or require us to change our business practices. This could compromise our ability to pursue our growth strategy effectively and may adversely affect our ability to acquire customers or otherwise harm our business, financial condition and operating results.

Risks Related to the Common Stock

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

To the extent that the cash flow from operations are insufficient to fund the Company’s operations, we will be required to raise additional capital through equity or debt financing. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants. The Company’s failure or inability to raise capital when needed could have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that such financing will be available on terms satisfactory to the Company, if at all.

The Company may conduct further offerings in the future, in which case your shareholdings will be diluted.

The Company may rely on equity sales of common stock to fund operations. The Company may conduct further equity and/or convertible debt offerings in the future to finance operations or other projects that it decides to undertake. If common stock is issued in return for additional funds, or upon conversion or exercise of outstanding convertible debentures or warrants, the price per share could be lower than that paid by existing common stockholders. The Company anticipates continuing to rely on equity sales of common stock and issuances of convertible debt and/or warrants convertible or exercisable into shares of common stock in order to fund its business operations. If the Company issues additional shares of common stock, your percentage interest in the Company will be lower. This condition, often referred to as “dilution”, could result in a reduction in the per share value of your shares of common stock.

The trading price of our common stock may fluctuate significantly.

Volatility in the trading price of our common stock may prevent you from being able to sell your shares of our common stock at prices equal to or greater than your purchase price. The trading price of our common stock could fluctuate significantly for various reasons, including:

●	our operating and financial performance and prospects;

●	our quarterly or annual earnings or those of other companies in our industry;

●	the public’s reaction to our press releases, other public announcements and filings with the Securities and Exchange Commission, or SEC;

●	changes in earnings estimates or recommendations by research analysts who track our common stock or the stock of other companies in our industry;

●	strategic actions by us or our competitors;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	changes in general economic conditions in the U.S. and global economies or financial markets, including such changes resulting from war or incidents of terrorism; and

●	sales of our common stock by us or members of our management team.

In addition, recently, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the trading price of securities issued by many companies. The changes frequently occur irrespective of the operating performance of the affected companies. Hence, the trading price of our common stock could fluctuate based upon factors that have little or nothing to do with our business.

The Company does not anticipate paying dividends in the future.

We have never declared or paid any cash dividends on our common stock. Our current policy is to retain earnings to reinvest in our business. Therefore, we do not anticipate paying cash dividends in the foreseeable future. The Company’s dividend policy will be reviewed from time to time by the Board of Directors in the context of its earnings, financial condition and other relevant factors. Until the Company pays dividends, which it may never do, its shareholders will not be able to receive a return on shares of common stock unless they sell them. In addition, there is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

Our Common Stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934 (the “Exchange Act”), commonly referred to as the “penny stock rule.” Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The Securities and Exchange Commission (the “SEC”) generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. We are subject to the SEC’s penny stock rules.

Since our Common Stock is deemed to be penny stock, trading in the shares of our Common Stock is subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” are persons with assets in excess of $1,000,000 (excluding the value of such person’s primary residence) or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, except in certain circumstances, the rules require the delivery, prior to the first transaction of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information to the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in our Common Stock and may affect the ability of the Company’s stockholders to sell their shares of Common Stock.

There can be no assurance that our shares of Common Stock will qualify for exemption from the “penny stock rule”. In any event, even if our Common Stock was exempt from the “penny stock rule”, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock if the SEC finds that such a restriction would be in the public interest.

Trading in our Common Stock on the OTC is limited and sporadic making it difficult for our stockholders to sell their shares or liquidate their investments.

Our Common Stock is currently listed for public trading on the OTC. The trading price of our Common Stock has been subject to wide fluctuations. Trading prices of our Common Stock may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our Common Stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our Common Stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties.

Executive Offices

The Company maintains offices at 4580 N. Rancho Dr., #130, Las Vegas, NV 89130 with a remote office at 6515 Goodman Rd., #258, Olive Branch, Mississippi 38654.

Item 3.  Legal Proceedings.

None.

Item 4.  Mine Safety Disclosures.

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the OTC Pink market (otherwise known as the “pink sheets”) maintained by OTC Markets under the symbol “FLES”.  The following table sets forth, for the periods indicated, the high and low sales prices, which set forth reflect inter-dealer prices, without retail mark-up or mark-down and without commissions; and may not reflect actual transactions. The Company effected a 6,000 to 1 reverse stock split in March 2019, so the post reverse split prices are shown.

Calendar Quarter Ending	Low	High

July 31, 2019	0.01	1.08
April 30, 2019	0.53	3.53

January 31, 2019	0.60	15.60
October 31, 2018	4.80	9.60
July 31, 2018	4.80	14.40
April 30, 2018	1.20	6.00

January 31, 2018	1.20	3.00
October 31, 2017	1.80	2.40
July 31, 2017	1.80	3.00
April 30, 2017	2.40	3.00

No cash dividends on the Company common stock have been declared or paid since the Company’s inception. The Company had approximately 88 shareholders at August 14, 2019. This does not include shareholders that hold their shares in street name or with a broker.

Recent Sales of Unregistered Securities

Preferred Stock

On June 11, 2018, the Company filed designations for Series C and D Preferred Stock of the Company, as well as amended designation for the Series A and B Preferred Stock of the Company. Series A Preferred Stock consists of 330,000 authorized shares. Series A Preferred shares have no voting rights and carry conversion rights into common stock of the Company at a rate equal to factor of total issued and outstanding common stock a the time of conversion multiplied by 0.0152. Series B Preferred Stock consists of 20,000 shares. Series B shares in total shall have voting rights equal 66.7% of the total voting rights. Series C Preferred Stock consists of 7,250 shares. The total of the Series C Preferred shares shall convert to common stock of the Company by multiplying the number of issued and outstanding shares of common stock by 2.63 on the conversion date. Conversion is automatic as of December 31, 2021, regardless of the acts of the holders. Series D Preferred Stock consists of 870 shares. Series D Preferred shares have no voting rights and are redeemable for $1,000 per share at the discretion of either the holder or the Company. For more details regarding the right and obligations of the respective series of preferred stock, please review the Exhibits 3.1-3.4. filed on Edgar on November 13, 2018 and incorporated herein by reference.

The Company relied upon an exemption from registration in accordance with Section 4(2) of the Securities Act of 1933.

Common Stock

	Consideration		Date	# Shares
Number of shares outstanding, January 31, 2017				93,609
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(1)	Nov 15, 2017	9,322
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(2)	Nov 29, 2017	10,238
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(3)	Dec 8, 2017	10,243
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(4)	Jan 19, 2018	5,667
Accrued expenses converted to common stock – related party	Convert a portion of accrued expense	(5)	Jan 31, 2018	5,000
Accrued expenses converted to common stock – related party	Convert a portion of accrued expense	(6)	Jan 31, 2018	2,500
Accrued expenses converted to common stock	Convert a portion of accrued expense	(7)	Jan 31, 2018	1,667
Common stock issued for services	Services	(8)	Jan 31, 2018	1,667
Common stock issued for services	Services	(9)	Jan 31, 2018	167
Number of shares outstanding, January 31, 2018				140,080
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(10)	Jun 6, 2018	11,150
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(11)	Jul 30, 2018	9,129
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(12)	Oct 9, 2018	8,814
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(13)	Oct 22, 2018	8,270
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(14)	Nov 9, 2018	5,524
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(15)	Nov 9, 2018	9,167
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(16)	Nov 15, 2018	9,833
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(17)	Nov 16, 2018	5,907
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(18)	Nov 19, 2018	10,783
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(19)	Nov 21, 2018	16,660
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(20)	Nov 23, 2018	12,167
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(21)	Nov 30, 2018	14,206
Cancellation in conjunction with acquisition		(22)	Nov 30, 2018	(10,000)
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(23)	Nov 30, 2018	12,833
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(24)	Dec 3, 2018	13,500
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(25)	Dec 6, 2018	14,333
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(26)	Dec 10, 2018	17,235
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note payable	(27)	Dec 11, 2018	13,233
Cancellation in conjunction with disposal of subsidiary		(28)	Dec 12, 2018	(6,667)

	Consideration		Date	# Shares
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note expense	(29)	Nov 16, 2018	16,667
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note expense	(30)	Nov 16, 2018	26,820
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note expense	(31)	Nov 16, 2018	17,500
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note expense	(32)	Nov 16, 2018	19,833
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note expense	(33)	Nov 16, 2018	10,500
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note expense	(34)	Nov 16, 2018	29,933
Convert a portion of accrued expense	Convert a portion of accrued expense	(35)	Dec 31, 2018	2,500
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note expense	(36)	Jan 10, 2019	22,967
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note expense	(37)	Jan 10, 2019	30,078
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note expense	(38)	Jan 17, 2019	25,317
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note expense	(39)	Jan 18, 2019	26,667
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note expense	(40)	Jan 18, 2019	50,912
Common stock at issued fifty percent discount to market per note conversion agreement	Convert a portion of note expense	(41)	Jan 22, 2019	8,450
Number of shares outstanding, January 31, 2019				604,301

__________

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

(5) Partial conversion of related party accrued expenses. These shares were issued for the conversion of $2,250 of the accrued expenses.

(6) Partial conversion of related party accrued expenses. These shares were issued for the conversion of $1,125 of the accrued expenses.

(7) Partial conversion of accrued expenses. These shares were issued for the conversion of $750 of the accrued expenses.

(8) Common stock issued for services valued at $3,000.

(9) Common stock issued for services valued at $300.

(10) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $2,200 of the note and $1,145 of accrued interest.

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

(14) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $6,573 of accrued interest.

(15) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $2,750 of accrued interest.

(16) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $2,950 of accrued interest.

(17) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $13,863 of the note and $91,76 of accrued interest.

(18) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $3,235 of accrued interest.

(19) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $3,108 of the note and $1,890 of accrued interest.

(20) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $1,322 of the note and $2,328 of accrued interest.

(21) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $2,640 of the note and $1,622 of accrued interest.

(22) Cancellation of shares by the President and CEO in conjunction with Merger

(23) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $3,717 of the note and $133 of accrued interest.

(24) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $3,958 of the note and $92 of accrued interest.

(25) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $4,216 of the note and $84 of accrued interest.

(26) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $3,190 of the note and $1,981 of accrued interest.

(27) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $3,843 of the note and $127 of accrued interest.

(28) Cancellation of shares by the President and CEO in conjunction with spinoff of subsidiary and discontinued operations

(29) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $4,885 of the note and $114 of accrued interest.

(30) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $4,950 of the note and $3,096 of accrued interest.

(31) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $5,191 of the note and $58 of accrued interest.

(32) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $5,934 of the note and $16 of accrued interest.

(33) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $3,088 of the note and $61 of accrued interest.

(34) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $5,500 of the note and $3,480 of accrued interest.

(35) Conversion of $1,125 of accrued expenses into common stock.

(36) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $6,732 of the note and $158 of accrued interest.

(37) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $5,500 of the note and $3,523 of accrued interest.

(38) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $7,547 of the note and $48 of accrued interest.

(39) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $8,000 of accrued interest.

(40) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $9,240 of the note and $6,034 of accrued interest.

(41) Partial conversion of Note that had a conversion feature at 52% of market price per share. These shares were issued for the conversion of $2,535 of accrued interest.

For all the above transactions the Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuances and grants did not involve a public offering, the recipients took the shares and options for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients were either (a) “accredited investors” and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Act. No underwriters or agents were involved in the foregoing issuances and the Company paid no underwriting discounts or commissions.

Options and Warrants

The Company had the following options or warrants outstanding at January 31, 2019:

Issued To	# Options	Dated	Expire	Strike Price
Lender (1)	583 *	07/02/2014	07/01/2019	$600 per share *
Lender (2)	5,667 *	01/14/2018	01/14/2023	$0.45 per share *

__________

* Adjusted for the 6,000 to 1 reverse stock split effected on March 28, 2019.

(1) Option for 583 common shares granted to a lender as part of a loan transaction. The options had a strike price of $600 per share and expired unexercised on July 1, 2019.

The Company claimed an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuances and grants did not involve a public offering, the recipients took the shares and options for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients were either (a) “accredited investors” and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Act. No underwriters or agents were involved in the foregoing issuances and the Company paid no underwriting discounts or commissions.

(2) Option for 5,667 common shares granted to a lender as part of a loan transaction. The options have a strike price of $0.45 per share and expire on January 14, 2023.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Nature of Business – The 4LESS Group, Inc., formerly known as MedCareers Group, Inc. (the “Company”,  “MCGI”), was incorporated under the laws of the State of Nevada on December 5, 2007. The Company formally operated a website for nurses, nursing schools and nurses’ organizations designed for better communication between nurses and the nursing profession.

On November 29, 2018, the Company entered into a transaction (the “Share Exchange”), pursuant to which the Company acquired 100% of the issued and outstanding equity securities of The 4LESS Corp.  (“4LESS”), in exchange for the issuance of (i) nineteen thousand (19,000) shares of Series B Preferred Stock, (ii) six thousand seven hundred fifty (6,750) shares of Series C Preferred Stock, and (iii) 870 shares of Series D Preferred Stock. The Series C Preferred Shares have a right to convert into common stock of the Company by multiplying the number of issued and outstanding shares of common stock by 2.63 on the conversion date. The Share Exchange closed on November 29, 2018.  As a result of the Share Exchange, the former shareholders of 4LESS became the controlling shareholders of the Company. The Share Exchange was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein 4LESS is considered the acquirer for accounting and financial reporting purposes. The capital, share price, and earnings per share amount in these consolidated financial statements for the period prior to the reverse merger were restated to reflect the recapitalization in accordance with the shares issued as a result of the reverse merger except otherwise noted.

4LESS was formed as Vegas Suspension & Offroad, LLC on October 24, 2013 as a Nevada limited liability company and converted to a Nevada corporation with the same name on May 8, 2017. On April 2, 2018, the Company changed its name to The 4LESS Corp. The Corporation had S Corporation status. The Corporation operates as an e-commerce auto and truck parts sales company. As a result of the share exchange, the Company is now a holding company operating through 4LESS and offers products including exhaust systems, suspension systems, wheels, tires, stereo systems, truck bed covers, and shocks.

In 2018 The 4Less Corp (“4Less”) invested heavily in technologies to support our current and future growth initiatives.  These technologies included customer relations management software (CRM) linking all marketplaces together seamlessly and inventory API data feeds linking hundreds of thousands of auto parts inventory levels for availability to be sold.  Opening our first warehouse/distribution center here in Las Vegas with our proprietary warehouse software in April of 2018 has further positioned 4Less to capitalize on the multi-billion dollar aftermarket auto parts sector.  Additionally, we launched a small manufacturing partnership program which will allow small manufactures to utilize the company’s platform to push their products in front of millions of potential buyers across the globe.

4Less management believes that the 4Less proprietary web sites, which includes order customization, live chat, install videos, directions and installation services, offer the best buying experience for consumers interested in purchasing aftermarket auto parts on the internet today.

As a result of these many upgrades, the complexity of many of our products and the ability to drive more traffic to our proprietary websites where margins are greater, we felt it was in the best interest of the company to terminate its relationship with Amazon.  We expect all of these decisions to help The 4Less Corp achieve growth goals for 2020.

Acquisition

On November 29, 2018, the Company entered into a share exchange with The 4LESS Corp. (“4LESS”) whereby the Company acquired all of the issued and outstanding shares of common stock of 4LESS. The Company issued (1) 19,000 shares of Series B preferred stock (2) 6,750 shares of Series C preferred stock (3) 750 shares of Series D preferred stock to shareholders and paid $150,000 to 4LESS. As part of the transaction, Timothy Armes, CEO of the Company, agreed to return 60,000,000 shares of common stock of the Company in exchange for 120 shares of Series D preferred stock at the closing of the transaction. The Share Exchange was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein 4LESS is considered the acquirer for accounting and financial reporting purposes. The capital, share price, and earnings per share amount in these consolidated financial statements for the period prior to the reverse merger were restated to reflect the recapitalization in accordance with the shares issued as a result of the reverse merger except otherwise noted.

Results of Operations For the Year Ended January 31, 2019 compared to the year ended January 31, 2018

We had revenue of $8,312,610 for the year ended January 31, 2019, compared to $6,989,134 for the year ended January 31, 2018.  We had total cost of revenues of $7,302,305 for the year ended January 31, 2019, compared to cost of revenues of $5,957,349 for the year ended January 31, 2018. Sales increased due to the Company increasing its brand awareness, improving its order fulfilment process, upgrading its back-end systems and its customer satisfaction and user experience. Cost of revenues increased as sales increased. However, margins were tighter because of discounting to gain market share.

We had total operating expenses of $2,001,072 for the year ended January 31, 2019, consisting of $40,958 of depreciation, $179,516 of marketing and advertising, $177,869 of e-commerce expenses, $1,200,010 of personnel costs and $402,718 of general and administrative expenses. For the year ended January 31, 2018, we had total operating expenses of $1,316,844, consisting of $27,268 of depreciation, $108,560 of marketing and advertising expenses, $180,474 of e-commerce expenses, $691,892 of personnel costs and $308,650 of general and administrative expenses. The greatest increase was in personnel costs as we invested heavily to make sure we had great customer service and support, both in the office and with customers, as we grow our business.

We had total other income (expense) of $(7,134,731) for the year ended January 31, 2019, consisting of interest expense of $(225,719), gain on derivatives of $3,231,187, amortization of debt discount of $(248,247), loss on sale of assets of $(1,124), loss on issuances of convertible notes of $(387,881), gain on the sale of a subsidiary of $895,450 and an impairment of goodwill of $(10,398,397). We had total other income (expense) of $(6,399) for the year ended January 31, 2018, consisting of interest expense of $(7,564) and gain on sale of assets of $1,165.

We had a net loss of $8,125,498 for the year ended January 31, 2019, compared to a net loss of $291,458 for the year ended January 31, 2018.

Liquidity and Capital Resources

As of January 31, 2019, the Company had total current assets of $453,942, consisting of $59,401 of cash, $293,382  of inventory, prepaid rent of $97,500 and other current assets of $3,659. We had total current liabilities of $5,776,339, made up of accounts payable and accrued expenses of $1,261,710, accrued expenses to related parties of $180,000, short term debt of $381,512, short term convertible debt of $2,209,180 and current portion of long term debt of $11,697. Our long term debt is $44,684. We had negative working capital of $5,322,397 as of January 31, 2019.

Net cash (used in) operations for the year ended January 31, 2019 was $(669,041) compared to $(123,272) for the year ended January 31, 2018.

Net cash used in investing activities for the year ended January 31, 2019 was $56,495 compared to $197,080 for the year ended January 31, 2018.

Cash provided by financing activities for the year ended January 31, 2019 was $407,104 compared to $361,897 for the year ended January 31, 2018. In both years the cash provided from financing activities was from the net proceeds of notes payable.

The Company has borrowed funds and/or sold stock for working capital.  These transactions are detailed in the section “Recent Sales of Unregistered Securities”.

Currently the Company does not have sufficient cash reserves to meet its contractual obligations and its ongoing monthly expenses, which the Company anticipates totaling approximately $4,000,000 over the next 12 months.  Historically, revenues have not been sufficient to cover operating costs that would permit the Company to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has been able to continue operating to date largely from loans made by its shareholders, other debt financings and sale of common stock.  The Company is currently looking at both short-term and more permanent financing opportunities, including debt or equity funding, bridge or short-term loans, and/or traditional bank funding, but we have not decided on any specific path moving forward.  Until we have raised sufficient funding to pay our ongoing expenses associated with being a public company, and we have sufficient funds to support our planned operations, the Company can provide no assurances that it will be able to meet its short and long-term liquidity needs, until necessary financing is secured.  The Company generates revenue from the Nurses Lounge business, which the Company hopes will increase to the point where the Company can finance at least a substantial portion of the Company’s obligations, of which there can be no assurance.

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

Item 8.  Financial Statements and Supplementary Data.

The Company’s consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of January 31, 2019 and 2018 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended have been audited by independent registered public accounting firm Fruci and Associates II, PLLC. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

Item 9.  Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

On April 30, 2019 the Board of Directors of The 4Less Group Inc., a Nevada corporation (the “Company”), approved and ratified the engagement of Fruci & Associates II, PLLC (“Fruci”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ended January 31, 2019, effective immediately, and dismissed Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm.

Pursuant to applicable rules, the Company makes the following additional disclosures:

(a) During the period from August 8, 2018 through April 30, 2019, there were no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to Marcum’s satisfaction would have caused it to make reference thereto in connection with its reports on the financial statements for such years. During the period from August 8, 2018 through April 30, 2019, there were no events of the type described in Item 304(a)(1)(v) of Regulation S-K.

(b) During the period from August 8, 2018 and through April 30, 2019, the Company did not consult with Fruci with respect to any matter whatsoever including without limitation with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure on Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2019. This evaluation was accomplished under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) who concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure.

We have identified the following material weaknesses:

•     Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Internal Control—Integrated Framework) at January 31, 2019. Based on its evaluation, our management concluded that, as of January 31, 2019, our internal control over financial reporting was not effective because of limited staff and a need for a full time chief financial officer and the identification of the material weaknesses described above.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Name	Age	Position	Date First Appointed/ Elected To the Company
Timothy Armes	63	Chairman, Chief Executive Officer, President, Secretary and Treasurer and President and Chief Executive Officer of The 4LESS Group, Inc.	August 2011

Chris Davenport	48	President of The 4LESS Corp	October 2013

Timothy Armes: Mr. Armes has served as President and Chief Executive Officer of The 4Less Group (formerly MedCareers Group, Inc.) since August 2011.  From February 2011 to August 2011, Mr. Armes served as the Chief Operating Officer of the Company.  Since August 2011, Mr. Armes has served as the Chairman, Chief Executive Officer, President, Secretary and Treasurer of the Company. In 1992 Mr. Armes launched one of the first online job bulletin boards which eventually grew into jobs.com. As CEO of Jobs.com he raised over 100 million dollars and grew it into one of the top employment web sites before leaving the company in May of 2000. Mr. Armes began his career as an auditor for Ernst and Young and then as a real estate workout specialist with different firms in the mid 1980’s. Mr. Armes obtained a Bachelor of Business Administration degree in Accounting from the University of Texas in 1980 and passed the Certified Public Accountant exam.

Director Qualifications:

The Company believes that Mr. Armes is well qualified to serve as a Director of the Company because of his significant experience working with and building Nurses Lounge (which since November 2010 has been our wholly-owned operating subsidiary); his prior experience growing Jobs.com, and his financial and accounting background.

Christopher Davenport: Mr. Davenport received his MBA from the University of California in September 2005 where he was recognized by his classmates as “the Most Innovative Thinker”.  Before founding The 4Less Corp, Mr. Davenports’ previous business provided mobile dental services to the employees of the largest gaming corporations in the world.  These contracts covered the lives of several hundred thousand employees on the Las Vegas strip.  Due to the nature of the mobile facilities, Mr. Davenport implemented several new technologies at the time such as:  filmless radiography, virtual patient charts and VPN networks to make for seamless quality health care.  Soon after, Mr. Davenport expanded his mobile dental company to the military where he won several multiyear, multi-million dollars medical/dental National Guard Medical Readiness contracts.  Mr. Davenport has a proven history of implementing innovative technologies that demonstrates his ability to lead The 4Less Corp into the future.

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

Involvement in Certain Legal Proceedings

Our sole director and our executive officer has not been involved in any of the following events during the past ten years:

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

Board Meetings and Annual Meeting

During the fiscal year ended January 31, 2019, our Board of Directors (currently consisting solely of Timothy Armes) did not meet or hold any formal meetings.  We did not hold an annual meeting in the year ended January 31, 2019.  In the absence of formal board meetings, the Board conducted all of its business and approved all corporate actions during the fiscal year ended January 31, 2019 by the unanimous written consent of its sole director.

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

Item 11.  Executive Compensation.

Summary Compensation Table

The table below summarizes the total compensation paid or earned by the Company’s Chief Executive Officer and Chief Financial Officer during the fiscal years ended January 31, 2019 and 2018.  The Company did not have any executive officers who received total compensation in excess of $100,000 during the fiscal years disclosed below, other than disclosed below.

Name and principal position (1)	Year	Salary*	Bonus	Stock Awards	Option Awards	All other compensation*	Total compensation

Timothy Armes	2019	$31,790	—	—	—	—	$31,790
CEO, President, Treasurer, Secretary and Director (1)	2018	$24,100	—	—	—	—	$24,100

Christopher Davenport	2019	$293,625	—	—	—	—	$293,625
President 4LESS Corp	2018	$268,622	—	—	—	—	$268,622

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

(1)

No executive or director received any consideration, separate from the compensation they received as an executive officer of the Company (if any) for service on the Board of Directors of the Company during the periods disclosed.

Grants of Plan-Based Awards.  None.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our voting common stock, as of August 14, 2019, by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (ii) each of our officers and directors (provided that Mr. Armes currently serves as our sole director); and (iii) all of our officers and directors as a group.

Based on information available to us, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date of this filing are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage of ownership of any other person. The following table is based on 21,913,734 common shares issued and outstanding as of August 14, 2019 reflecting the reverse split of 6,000 to 1.

COMMON STOCK

	Beneficial Owner	Address	Shares	Percent Ownership

Common Stock	Timothy Armes Chairman / CEO President, Secretary, CFO	6515 Goodman Road #258 Olive Branch, MS 38654	4,938	0.0002%

Common Stock	Chris Davenport Founder and President of The 4Less Corp.	4580 N. Rancho Dr #130 Las Vegas, NV 89130	—	0.00%

	All Officers and Directors as a Group (2 Persons)		4,938	0.0002%

	Greater than 5% Shareholders		—	—

The following table is based on 0 shares of Series A Preferred Shares outstanding, 20,000 of Series B Preferred Shares outstanding, 6,750 shares of Series C Preferred Shares outstanding and 870 shares of Series D Preferred shares outstanding as of August 8, 2019 and reflecting the reverse split of 6,000 to 1.

PREFERRED STOCK

	Beneficial Owner	Address	Class	Shares	Percent Ownership

Preferred Stock	Timothy Armes Chairman / CEO President, Secretary, CFO	6515 Goodman Road #258 Olive Branch, MS 38654	Pref A Pref B Pref C Pref D	0 1,000 0 120	0.00% 5.00% 0.00% 13.79%

Preferred Stock	Chris Davenport Founder and President of The 4Less Corp.	4580 N. Rancho Dr #130 Las Vegas, NV 89130	Pref A Pref B Pref C Pref D	0 17,100 6,075 675	0.00% 90.00% 90.00% 77.58%

	All Officers and Directors as a Group (2 Persons)		Pref A Pref B Pref C Pref D	0 18,100 6,075 795	0.00% 90.50% 90.00% 91.38%

	Greater than 5% Shareholders		Pref A Pref B Pref C Pref D	0 1,900 675 75	0.00% 9.50% 10.00% 8.62%

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

As a result of the acquisition of the 4Less Corp in November 2018 and disposition of Nurses Lounge in December of 2018, Mr. Armes canceled 100 million shares (16,666 post split) of his approximate 129,628,000 common shares he owned (21,604 post split). Along with the cancellation of his common stock and a verbal agreement to stay on as President, CEO and Chairman of the Board of the Company, Mr. Armes received 120 shares of Series D Preferred stock, maintained his 1,000 shares of Series B Preferred stock and a payable to Mr. Armes representing $180,000 of deferred income.

As part of the acquisition of the 4Less Corp., Christopher Davenport, the founder and president of The 4Less Corp, received 17,100 shares of Series B Preferred Stock representing approximately 89% of the 20,000 Series B Preferred stock outstanding, 6,075 shares of Series C Preferred stock outstanding which can be converted into approximately 60% of the Company’s outstanding common stock and 675 shares of Series D Preferred stock.

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

Item 14.  Principal Accounting Fees and Services.

(1) Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant’s annual financial statements and review of the financial statements included in the registrant’s Form 10-K and Form 10-Q(s) for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for fiscal years 2019 and 2018 was approximately $46,197 and $41,000, respectively.

(2) Audit Related Fees

None.

(3) Tax Fees

None.

(4) All Other Fees

None.

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

The 4 Less Group, Inc.

By:  /s/  Timothy Armes

Timothy Armes, Chairman (Director), Chief Executive Officer, President, Secretary and Treasurer

(Principal Executive Officer and Principal Financial/Accounting Officer)

Date: August 21, 2019

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

*   Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The 4 Less Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The 4 Less Group, Inc. (“the Company”) as of January 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended January 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has cumulative losses, a working capital deficit, debt in default, and limited cash balances. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2018.

Spokane, Washington

August 21, 2019

THE 4LESS GROUP, INC.

(Formerly MedCareers Group, Inc.)

Consolidated Balance Sheets

January 31, 2019 and 2018

	2019	2018
Assets
Current Assets
Cash and Cash Equivalents	$59,401	$377,833
Inventory	293,382	77,221
Prepaid Rent	97,500	—
Other Current Assets	3,659	6,324
Total Current Assets	453,942	461,378

Property and Equipment, net of accumulated depreciation of $64,394 and $30,584	242,126	226,589

Total Assets	$696,068	$687,967

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$216,455	$17,905
Accrued Expenses	1,045,255	605,227
Accrued Expenses – Related Party	180,000	—
Short-Term Debt	381,512	93,389
Short-Term Convertible Debt, net of debt discount of $309,021 and $0	1,900,160	—
Derivative Liabilities	2,041,260	—
Current Portion – Long-Term Debt	11,697	13,905
Total Current Liabilities	5,776,339	730,426

Long-Term Debt	44,684	76,355

Total Liabilities	5,821,023	806,781

Commitments and Contingencies	—	—

Stockholders’ Deficit
Common Stock, $0.001 par value, 20,000,000,000 shares authorized, 604,301 and 140,079 shares issued and outstanding	604	140
Preferred Stock – Series A, $0.001 par value, 330,000 shares authorized, 0 and 330,000 shares issued and outstanding	—	330
Preferred Stock – Series B, $0.001 par value, 20,000 shares authorized, 20,000 and 1,000 shares issued and outstanding	20	1
Preferred Stock – Series C, $0.001 par value, 6,750 shares authorized, 6,750 and 0 shares issued and outstanding	7	—
Preferred Stock – Series D, $0.001 par value, 870 shares authorized, 870 and 0 shares issued and outstanding	1	—
Additional Paid In Capital	12,563,720	212,221
Accumulated Deficit	(17,689,307)	(331,506)
Total Stockholders’ Deficit	(5,124,955)	(118,814)

Total Liabilities and Stockholders’ Deficit	$696,068	$687,967

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

THE 4LESS GROUP, INC.

(Formerly MedCareers Group, Inc.)

Consolidated Statements of Operations

For the Years Ended January 31, 2019 and 2018

	2019	2018
Revenue	$8,312,610	$6,989,134

Cost of Revenue
Product Cost	6,115,504	5,116,699
Commission and Fees	785,151	573,372
Postage, Shipping and Freight	401,650	267,278
Total Cost of Revenue	7,302,305	5,957,349

Gross Profit	1,010,305	1,031,785

Operating Expenses:
Depreciation	40,958	27,268
Marketing and Advertising	179,516	108,560
E Commerce Services	177,869	180,474
Personnel Costs	1,200,010	691,892
General and Administrative	402,719	308,650
Total Operating Expenses	2,001,072	1,316,844

Net Operating Loss	(990,767)	(285,059)

Other Income (Expense)
Gain (Loss) on Sale of Assets	(1,124)	1,165
Loss on Derivatives	3,231,187	—
Loss on Issuance of Convertible Notes	(387,881)	—
Gain on Sale of Subsidiary	895,450	—
Amortization of Debt Discount	(248,247)	—
Impairment of Goodwill	(10,398,397)	—
Interest Expense	(225,719)	(7,564)
Total Other Income (Expense)	(7,134,731)	(6,399)

Net Income (Loss)	$(8,125,498)	$(291,458)

Basic and Diluted Weighted Average Shares Outstanding	409,546	140,079
Basic and Diluted Income (Loss) per Share	$(19.84)	$(2.08)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

THE 4LESS GROUP, INC.

(Formerly MedCareers Group, Inc.)

Consolidated Statement of Changes in Stockholders’ Deficit

For the Years Ended January 31, 2019 and 2018

	Preferred Series A		Preferred Series B		Preferred Series C		Preferred Series D		Common Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total

January 31, 2017	330,000	$330	1,000	$1	—	$—	—	$—	140,079	$140	$(471)	$(40,048)	$(40,048)

Paid in Capital by Shareholder	—	—	—	—	—	—	—	—	—	—	212,692	—	212,692

Net (Loss)												(291,458)	(291,458)

January 31, 2018	330,000	330	1,000	1	—	—	—	—	140,079	140	212,221	(331,506)	(118,814)

Conversion of Notes Payable to Common Stock	—	—	—	—	—	—	—	—	478,388	478	169,219	—	169,697

Conversion of Accrued Expense to Common Stock	—	—	—	—	—	—	—	—	2,500	3	1,122	—	1,125

Issuance and Cancellation of Shares in Reverse Merger	(330,000)	(330)	19,000	19	6,750	7	870	1	(10,000)	(10)	12,520,924	(9,232,303)	3,288,308

Shares Cancelled in Conjunction with Sale of Subsidiary	—	—	—	—	—	—	—	—	(6,666)	(7)	(339,767)	—	(339,774)

Rounding	—	—	—	—	—	—	—	—	—	—	1	—	1

Net (Loss)	—	—	—	—	—	—	—	—	—	—	—	(8,125,498)	(8,125,498)

January 31, 2019	—	$—	20,000	$20	6,750	$7	870	$1	604,301	$604	$12,563,720	$(17,689,307)	$(5,124,955)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

THE 4LESS GROUP, INC.

(Formerly MedCareers Group, Inc.)

Consolidated Statements of Cash Flows

For the Years Ended January 31, 2019 and 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(8,125,498)	$(291,458)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	40,958	27,268
Derivative Liabilities	(3,231,187)	—
Amortization of Debt Discount	248,247	—
Loss on Issuance Notes Payable	387,881	—
Gain on Sale of Subsidiary	(895,450)	—
Impairment	10,398,397	—
Change in Operating Assets and Liabilities:
(Increase) in Inventory	(216,160)	(44,492)
(Increase) Decrease in Prepaid Rent	(97,500)	—
(Increase) Decrease in Other Current Assets	2,664	29,340
Increase (Decrease) in Interest Payable	463,869	(1,875)
Increase (Decrease) in Accounts Payable	198,550	—
Increase (Decrease) in Accrued Expenses – Related Party	180,000	—
Increase (Decrease) in Accrued Expenses	(23,812)	157,945
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	(669,041)	(123,272)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(60,548)	(206,520)
Disposal of Property and Equipment	4,053	9,440
CASH FLOWS USED IN INVESTING ACTIVITIES	(56,495)	(197,080)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to/from Officer	—	65,556
Paid In Capital by Officer / Shareholder	—	212,692
Proceeds from Notes Payable	1,025,786	—
Payments on Notes Payable	(771,542)	(39,075)
Payments on Notes Payable – Related Party	—	(100,000)
Proceeds from Convertible Notes Payable	152,860	222,724
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	407,104	361,897

NET INCREASE (DECREASE) IN CASH	(318,432)	41,545

CASH AT BEGINNING OF PERIOD	377,833	336,288

CASH AT END OF PERIOD	$59,401	$377,833

Supplemental Disclosure of Cash Flows Information:
Cash Paid for Interest	$39,753	$7,564
Income Taxes	$—	$—
Convertible Notes and Interest Converted to Common Stock	$169,697	$—
Net Liabilities Assumed in Reverse Merger	$7,605,750	$—

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

THE 4LESS CORP.

(Formerly MedCareers Group, Inc.)

Notes to Consolidated Financial Statements

January 31, 2019 and 2018

Note 1 – Description of Business and Summary of Significant Accounting Policies

Nature of Business – The 4LESS Group, Inc., formerly known as MedCareers Group, Inc. (the “Company”,  “MCGI”), was incorporated under the laws of the State of Nevada on December 5, 2007. The Company formally operated a website for nurses, nursing schools and nurses’ organizations designed for better communication between nurses and the nursing profession.

On November 29, 2018, the Company entered into a transaction (the “Share Exchange”), pursuant to which the Company acquired 100% of the issued and outstanding equity securities of The 4LESS Corp. (“4LESS”), in exchange for the issuance of (i) nineteen thousand (19,000) shares of Series B Preferred Stock, (ii) six thousand seven hundred fifty (6,750) shares of Series C Preferred Stock, and (iii) 870 shares of Series D Preferred Stock. The Series C Preferred Shares have a right to convert into common stock of the Company by multiplying the number of issued and outstanding shares of common stock by 2.63 on the conversion date. The Share Exchange closed on November 29, 2018.  As a result of the Share Exchange, the former shareholders of 4LESS became the controlling shareholders of the Company. The Share Exchange was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein 4LESS is considered the acquirer for accounting and financial reporting purposes. The capital, share price, and earnings per share amount in these consolidated financial statements for the period prior to the reverse merger were restated to reflect the recapitalization in accordance with the shares issued as a result of the reverse merger except otherwise noted.

4LESS was formed as Vegas Suspension & Offroad, LLC on October 24, 2013 as a Nevada limited liability company and converted to a Nevada corporation with the same name on May 8, 2017. On April 2, 2018, the Company changed its name to The 4LESS Corp. The Corporation had S Corporation status. The Corporation operates as an e-commerce auto and truck parts sales company. As a result of the share exchange, the Company is now a holding company operating through 4LESS and offers products including exhaust systems, suspension systems, wheels, tires, stereo systems, truck bed covers, and shocks.

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

Principles of Consolidation

The financial statements include the accounts of The 4LESS Group, Inc. as well as The 4LESS Corp. and JBJ Wholesale LLC.  All significant inter-company transactions have been eliminated.  All amounts are presented in U.S. Dollars unless otherwise stated.

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

Inventory Valuation

Inventories are stated at the lower of cost or market. Inventories are valued on a first-in, first-out (FIFO) basis.

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

On November 29, 2018, the Company completed a reverse merger with The 4 Less Corp. At such time that there was a change in control, all net operating losses for tax purposes of the parent were no longer available for carryforward and the parent started to accumulate profits or losses from that point forward.

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

As of January 31, 2019 and 2018, the Company’s derivative liabilities were measured at fair value using Level 3 inputs.  See Note 9.

Related Party Transactions

The Company has a verbal policy that includes procedures intended to ensure compliance with the related party provisions in common practice for public companies. For purposes of the policy, a “related party transaction” is a transaction in which the Company or any one of its subsidiaries participates and in which a related party has a direct or indirect material interest, other than ordinary course, arms-length transactions of less than 1% of the revenue of the counterparty. Any transaction exceeding the 1% threshold, and any transaction involving consulting, financial advisory, legal or accounting services that could impair a director’s independence, must be approved by the CEO. Any related party transaction in which an executive officer or a Director has a personal interest, or which could present a possible conflict under the Guide to Ethical Conduct, must be approved by Board of Directors, following appropriate disclosure of all material aspects of the transaction.

Derivative Liability

The derivative liabilities are valued as a level 3 input for valuing financial instruments. The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices and reclassification of equity instrument to liability due to insufficient shares for issuance. As the price of the common stock varies, it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date. When evaluating the effect of the issuance of new equity-linked or equity-settled instruments on previously issued instruments, the Company uses first-in, first-out method (“FIFO”) where authorized and unused shares would first be used to satisfy the earliest issued equity-linked instruments. As of January 31, 2019, warrants to purchase 583 common shares issued in July 2014 were not classified as derivative liability while the remaining warrants outstanding were classified as derivative liability based on the FIFO method.

The fair value of the derivative liability is determined using a lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate.

Revenue Recognition

The Company recognizes revenue under ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASC 606”).    The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle:

Step 1: Identify the contract with the customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the company satisfies a performance obligation

Because the Company’s sales agreements generally have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

The Company’s performance obligations are satisfied at the point in time when products are received by the customer, which is when the customer has title and the significant risks and rewards of ownership. Therefore, the Company’s contracts have a single performance obligation (shipment of product). The Company primarily receives fixed consideration for sales of product. Shipping and handling amounts paid by customers are primarily for online orders, and are included in revenue. Sales tax and other similar taxes are excluded from revenue.

Revenue is recorded net of provisions for discounts and promotion allowances, which are typically agreed to upfront with the customer and do not represent variable consideration. Discounts and promotional allowances vary the consideration the Company is entitled to in exchange for the sale of products to customers. The Company recognizes these discounts and promotional allowances in the same period that the revenue is recognized for products sales to customers. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue.

All sales to customers are generally final. However, the Company accepts returned product due to quality or issues relating to product description or incorrect product orders and in such instances the Company would replace the product or refund the customers funds. For the periods ended January 31, 2019 and 2018, returns were approximately 9.2% and 4.9% respectively. The Company’s customers generally pre-pay for the products.

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

The Company had 5,667 warrants and 6,750 shares of Series C Preferred Stock outstanding at January 31, 2019 which were potentially dilutive common stock equivalents but would be antidilutive and are not included.  As the Company incurred a net loss during the year ended January 31, 2019, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive. Excluded from this calculation are convertible notes of $2,209,180 and $0 at January 31, 2019 and 2018, respectively, since the impact would be antidilutive thus not included. The warrants and Series C Preferred Stock could be converted into 1,594,579 common shares as of January 31, 2019 and could convert into 57,638,787 common shares at August 8, 2019.

Reverse Merger

On November 29, 2018, we completed a reverse merger transaction through a merger with The 4 Less Corp. (4 LESS), whereby we acquired all of the issued and outstanding shares of 4 LESS which became our wholly-owned subsidiary and, at the time the transaction was closed, the former stockholders of 4 LESS became our controlling stockholders. The share exchange transaction with 4 LESS was treated as a reverse acquisition, with 4 LESS as the accounting acquiror and the Company as the accounting acquiree.

In a reverse acquisition, the post-acquisition net assets of the surviving combined company include the historical cost basis of the net assets of the accounting acquiror, 4 LESS, plus the fair value of the net assets of the accounting acquiree. Further, under the purchase method, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values and the excess of the purchase price over the estimated fair value of the identifiable net assets is allocated to any intangible assets with the remaining excess purchase price over net assets acquired allocated to goodwill.

The fair value of the consideration transferred in the acquisition was $2,792,647 and was calculated as the number of shares of convertible preferred stock as converted to common stock that the Company would have had to issue at the date of the transaction multiplied by the estimated fair value of our common stock on the acquisition date. The estimated fair value of our common stock was based on the trading price of the common stock on the day of the acquisition.

The following table summarizes our determination of fair values of the assets acquired and the liabilities as of the date of acquisition:

Consideration - issuance of securities	$2,792,647
Less: Net Assets	$(7,605,750)
Goodwill	$(10,398,397)

We performed an impairment test related to goodwill as of the date of the merger and it was determined that goodwill was impaired. At that time, we recorded a charge to operations for the amount of the impairment, which totaled $10,398,397.

Disposal of Subsidiary

During December 2019, the Company decided to divest its Nurses Lounge, Inc. subsidiary. In accordance with the agreement, certain liabilities of 4 Less were assumed by Nurses Lounge, Inc. as part of the transaction. An investment group made up of former shareholders and debt holders along with our President bought the subsidiary and assumed the following liabilities as part of the sale. The table below shows the assets and liabilities that the Company was relieved of in the transaction.

Dec, 2018
Cash	$(13)
Accounts payable	30,937
Notes Payable	433,173
Deferred Revenue	4,818
Accrued Expenses	46,432
Preferred Stock	340,103
Common Stock	40,000
Gain on discontinued operations	$895,450

Recently Issued Accounting Standards

Presentation of an Unrecognized Tax Benefit: In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11 related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for the same jurisdiction’s net operating loss carryforward, a similar tax loss, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. The update was effective prospectively for the Company’s fiscal year beginning February 1, 2018. The new guidance affects disclosures only and the adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Foreign Currency Matters: In March 2013, the FASB issued ASU 2013-05 related to Foreign Currency Matters to clarify the treatment of cumulative translation adjustments when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The updated guidance also resolves the diversity in practice for the treatment of business combinations achieved in stages in a foreign entity. The update was effective prospectively for the Company’s fiscal year beginning January 1, 2016. The updated guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which modifies accounting for lessees by requiring the recording of right-of-use lease assets and lease liabilities for operating leases and disclosing key information about leasing arrangements. The Company is currently implementing the requirements of Topic 842, which is effective for the Company starting on February 1, 2019. Most of the Company’s operating leases are subject to this new standard whose impact will be reflected by an increase in the Company’s total assets and total liabilities relative to such amount prior to adoption.

Revenue from Contracts with Customers: In May 2016, ASC 606 was issued related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The standard will be effective for the Company’s fiscal year beginning February 1, 2018, including interim reporting periods within that year. The updated guidance had no material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows. Topic 230 is effective in fiscal year end January 31, 2019 and its impact is dependent upon the level of restricted cash of the Company, which at this time is insignificant.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) which simplifies goodwill impairment testing by requiring that such periodic testing be performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company is currently evaluating the impact of Topic 350 on its consolidated financial statements and related disclosures, which is effective for fiscal years, including interim periods, beginning after December 15, 2019.

Fair Value Measurement: In 2018, the FASB issued amended guidance to remove, modify and add disclosure requirements for fair value measurements. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for any removed or modified disclosure requirements. Transition is on a prospective basis for the new and modified disclosures, and on a retrospective basis for disclosures that have been eliminated. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvement to Nonemployee Share-Based Payment Accounting, which is part of the FASB’s simplification initiative to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. This update provides consistency in the accounting for share-based payments to nonemployees with that of employees. The updated guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In addition to the above, the Company has reviewed all other recently issued, but not yet effective, accounting pronouncements, and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

There were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

NOTE 2 – GOING CONCERN AND FINANCIAL POSITION

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred cumulative losses through January 31, 2019 of $17,689,307 and has a working capital deficit at January 31, 2019 of $5,322,397. As of January 31, 2019, the Company only had cash and cash equivalents of $59,401 and had short-term debt in default. The short-term debt agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date that the financial statements were issued.

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

NOTE 3 – PROPERTY

The Company capitalizes all property purchases over $1,000 and depreciates the assets over their useful lives of 3 for computers and 7 years for all other assets. Property consists of the following at January 31, 2019 and 2018:

	2019	2018
Office furniture, fixtures and equipment	$78,421	$10,263
Shop equipment	43,004	41,408
Vehicles	185,095	205,502
Sub-total	306,520	257,173
Less: Accumulated depreciation	(64,394)	(30,584)
Total Property	$242,126	$226,589

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $40,958 and $27,268 for the twelve months ended January 31, 2019 and January 2018, respectively.

NOTE 4 – NOTES PAYABLE

The components of the Company’s debt as of January 31, 2019 and 2018 were as follows:

	Jan 2019	Jan 2018
Vehicle Note Payable - $49,494, dated April 19, 2017, 7.24% interest, 72 payments of $851 starting May 29, 2017 and ending April 2023	$38,690	$44,424
Vehicle Note Payable - $47,438, dated September 28, 2017, 72 payments of $810 starting November 8, 2017 Interest rate of 6.99%. In April 2018 the Note was paid in full.	—	45,836
Working Capital Note Payable - $125,000, dated October 9, 2017, repayment of 10% of all eBay sales until paid in full, minimum payments of $12,695 per quarter, paid in full March 2018	—	93,389
Working Capital Note Payable - $175,000, dated January 15, 2019, repayment of 10% of all eBay sales until paid in full, minimum payments of $12,695 per quarter until paid	153,057	—
Amazon working capital note, original loan of $94,000.00 Sept 6, 2018, 9.22% interest, monthly payments of $16,090.70. paid in full March 5, 2019	31,814	—
SFS Funding Loan, original loan of $298,400.00 October 5, 2018, 24% interest, weekly payments of $7581, maturing October 9, 2019	194,642	—
Forklift Note Payable, original note of $20,432.59 Sept 26,2018, 6.23% interest, 60 monthly payments of $394.54 ending August 2023	19,690	—

Total	$437,893	$183,649

The Company had accrued interest payable of $0 and $0 interest on the notes at January 31, 2019 and 2018, respectively.

The following are the minimum amounts due on the notes:

Year Ended	Amount
Jan 31, 2020	$393,209
Jan 31, 2021	12,525
Jan 31, 2022	13,410
Jan 31, 2023	14,360
Jan 31, 2024	4,389
Post Jan 31, 2024	—
Total	$437,893

NOTE 5 – SHORT-TERM CONVERTIBLE DEBT

The components of the Company’s convertible debt as of January 31, 2019 and 2018 were as follows:

	Interest	Default Interest	Conversion	Outstanding Principal at
Maturity Date	Rate	Rate	Price	January 31, 2019	January 31, 2018
Nov 4, 2013	12%	12%	$0.075	$100,000		$—
Jan 31, 2014	12%	18%	$0.10	16,000		—
Apr 24, 2020	12%	24%	$0.10	69,730		—
July 31, 2013	12%	12%	$0.06	5,000		—
Jan 31, 2014	12%	12%	$0.10	30,000		—
Dec 24, 2015	8%	24%	(1)	5,000		—
Sep 10, 2017	8%	24%	(2)	37,958		—
Sep 10, 2017	8%	24%	(2)	2,375		—
Sep 10, 2017	8%	24%	(2)	16,600		—
Sep 10, 2017	8%	24%	(2)	38,677		—
Dec 4, 2017	8%	24%	(2)	25,000		—
Feb 3, 2017	8%	24%	(5)	25,000		—
Mar 3, 2017	8%	24%	(5)	30,000		—
Mar 3, 2017	8%	24%	(5)	30,000		—
Mar 24, 2017	8%	24%	(6)	10,950		—
Apr 24, 2020	12%	24%	(6)	738,896		—
July 8, 2015	8%	24%	(1)	5,500		—
Apr 24, 2020	8%	24%	(1)	4,500		—
Apr 24, 2020	8%	24%	(1)	23,297		—
Apr 24, 2020	8%	24%	(1)	7,703		—
Apr 24, 2020	8%	24%	(1)	26,500		—
July 19, 2016	8%	24%	(1)	5,000		—
Feb 3, 2017	8%	24%	(5)	25,000		—
Dec 27, 2018	15%	24%	(4)	56,925		—
Dec 27, 2018	15%	24%	(4)	1,202		—
Jan 5, 2019	15%	24%	(4)	18,325		—
Feb 20, 2019	10%	10%	(7)	274,438		—
Mar 23, 2019	15%	24%	(3)	12,355		—
Jun 6, 2019	12%	18%	(8)	123,750		—
Oct 24, 2019	8%	24%	(5)	47,250		—
Nov 14, 2019	8%	24%	(5)	78,750		—
Dec 14, 2019	8%	24%	(5)	130,000		—
Dec 28, 2019	12%	18%	(3)	125,000		—
Jan 9, 2020	8%	24%	(5)	62,500		—
Debt Discount				(309,021)		—
				$1,900,160	$

__________

(1)	52% of the lowest trading price for the fifteen trading days prior to conversion day.
(2)	50% of the lowest trading price for the fifteen trading days prior to conversion day.
(3)	50% of the lowest trading price for the twenty trading days prior to conversion day.
(4)	50% of the lowest trading price for the forty trading days prior to conversion day, but not higher than $0.000075.
(5)	50% of the lowest trading price for the fifteen trading days prior to conversion day, but not higher than $0.001.
(6)	50% of the lowest trading price for the fifteen trading days prior to conversion day, but not higher than $0.005.
(7)	60% of the lowest trading price for the fifteen trading days prior to conversion day.
(8)	52% of the lowest trading price for the twenty trading days prior to conversion day.

The Company had accrued interest payable of $463,839 and $0 on the notes at January 31, 2019 and 2018, respectively. In the year ended January 31, 2019, $308,976 was transferred from Interest payable to note payable when certain notes were renegotiated.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that some instruments should be classified as liabilities due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The instruments are measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a discount to the note on the debt modification date. See more information in Note 9.

During the year ended January 31, 2019, the Company converted a total of $115,573 and $54,124 of the convertible notes plus accrued interest, respectively, into 478,388 common shares.

The Company is in default on a number of its promissory notes which provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. The Company continues to accrue interest at the listed rates, and plans to seek their conversion or payoff within the next twelve months.

On April 25, 2018, the Company entered into replacement notes with 4 existing note holders. The new notes combined the principal amounts of each of their existing notes along with each note’s accrued interest, extended the maturity dates to April 24, 2020 with an interest rate per annum of 15%. The total principal and accrued interest replaced were $538,353 and $308,976, respectively.

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

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 20,000,000 shares of Preferred Stock, having a par value of $0.001 per share.

Series A Preferred Stock

At January 31, 2019 and 2018, there were -0- and 330,000 Series A preferred shares outstanding, respectively. The Series A Preferred Shares shall rank senior to the Corporation’s Common Stock. The authorized number of Series A Preferred Shares shalt be three hundred and thirty thousand (330,000). The number of Series A Preferred Shares may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series A Preferred Shares to less than the number of shares then issued and outstanding.

The holders of Series A Preferred Shares shall have no liquidation rights.

The holders of Series A Preferred Shares shall have no voting rights.

The holders of Series A Preferred Shares shall have conversion rights and obligations as follows:

(i) The holder may, at any time and from time to time convert all of its shares of Series A Preferred Shares into a number of fully paid and nonassessable shares of common stock (“Conversion Shares”) determined by multiplying the number of issued and outstanding shares of common stock of the Company on the date of conversion, by 0.152 (Conversion Price”).

(ii) Conversion into Common Shares. The Series A Preferred Shares have a forced conversion feature at the option of the Company at any time after issuance and, in any event, any and all issued and outstanding shares of Series A Preferred Shares shall automatically convert into shares of common stock at the Conversion Price, on December 31, 2018.

(iii) All Conversion Shares will, upon, issuance, be duly issued, fully paid and non-assessable and free from all taxes, liens, and charges with respect to the issuance thereof.

The Series A Preferred Shares were cancelled in December 2018 as part of the Sale of the Nurses Lounge, Inc. subsidiary.

Series B Preferred Stock

At January 31, 2019 and 2018, there were 20,000 and 1,000 Series B preferred shares outstanding, respectively. The Series B Preferred Stock have voting rights equal to 51% of the total voting rights at any time. There are no conversion rights granted holders of Series B Preferred shares, they are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 20,000 shares authorized and 20,000 shares issued and outstanding of the Series B Preferred Stock.

Voting Rights. The Holders of the Series B Preferred Stock will have the voting rights as described in this Section 4 or as required by law. For so long as any shares of the Series B Preferred Stock remain issued and outstanding, the Holders thereof, voting separately as a class, shall have the right to vote on all shareholder matters (including, but not limited to at every meeting of the stockholders of the Company and upon any action taken by stockholders of the Company with or without a meeting) equal to 66.7% of the total vote. For the sake of clarity and in an abundance of caution, the total voting shares outstanding at the time of any and all shareholder votes (i.e., the total shares eligible to vote on any and all shareholder matters) shall be deemed to include (a) the total Common Stock shares outstanding; (b) the voting rights applicable to any outstanding shares of preferred stock, other than the Series B Preferred Stock, if any; and (c) the voting rights attributable to the Series B Preferred Stock, as described herein, whether such Series B Preferred Stock shares are voted or not.

Amendments to Articles of Incorporation and Bylaws. So long as the Series B Preferred Stock is outstanding, the Company shall not, without the affirmative unanimous vote of 100% of all of the Holders of all outstanding shares of Series B Preferred Stock, voting separately as a class (i) amend, alter or repeal any provision of the Articles of Incorporation or the Bylaws of the Company so as to adversely affect the designations, preferences, limitations and relative rights of the Series B Preferred Stock, (ii) effect any reclassification of the Series B Preferred Stock, or (iii) designate any additional series of preferred stock, the designation of which adversely effects the rights, privileges, preferences or limitations of the Series B Preferred Stock set forth herein.

Amendment of Rights of Series B Preferred Stock. The Company shall not, without the affirmative unanimous vote of 100% of all of the Holders of all outstanding shares of Series B Preferred Stock, amend, alter or repeal any provision of this Certificate of Designation, PROVIDED, HOWEVER, that the Company may, by any means authorized by law and without any vote of the Holders of shares of the Series B Preferred Stock, make technical, corrective, administrative or similar changes in this Certificate of Designation that do not, individually or in the aggregate, affect the rights or preferences of the Holders of shares of the Series B Preferred Stock.

Series C Preferred Stock

At January 31, 2019 and 2018, there were 6,750 and -0- Series C preferred shares outstanding, respectively. The Series C Preferred Stock have the right to convert into the common stock of the Company by multiplying the number of issued and outstanding shares of common stock by 2.63 on the conversion date. The holders of Series C Preferred shares are not entitled to dividends, and the Company does not have the right of redemption.

Series D Preferred Stock

At January 31, 2019 and 2018, there were 870 and -0- Series D preferred shares outstanding, respectively. There shall be a series of Preferred Stock designated as “Series D Preferred Stock,” and the number of shares constituting such series shall be 870, par value $.001. Such series is referred to herein as the “Series D Preferred Stock”. All shares of Series D Preferred Stock will rank subordinate and junior to all shares of Series A, B and C of Preferred Stock of the Corporation and pari passu with any of the Corporation’s preferred stock hereafter created as to distributions of assets upon dissolution or winding up of the Corporation, whether voluntary or involuntary.

The holders of the Preferred Stock shall not be entitled to receive dividends.

No holder of the Series D Preferred Stock shall be entitled to vote on any matter submitted to the shareholders of the Corporation for their vote, waiver, release or other action, except as may be otherwise expressly required by law.

OPTIONAL REDEMPTION.

(1)  At any time, either the Corporation or the holder may redeem for cash out of funds legally available therefor, any or all of the outstanding Series D Preferred Stock (“Optional Redemption”) at $1,000 per share.

(2)  Should the Corporation exercise the right of Optional Redemption it shall provide each holder of Preferred Stock with at least 30 days’ notice of any proposed optional redemption pursuant this Section VI (an “Optional Redemption Notice”). Any optional redemption pursuant to this Section VI shall be made ratably among holders in proportion to the Liquidation Value of Preferred Stock then outstanding and held by such holders. The Optional Redemption Notice shall state the Liquidation Value of Preferred Stock to be redeemed and the date on which the Optional Redemption is to occur (which shall not be less than thirty (30) or more than sixty (60) Business Days after the date of delivery of the Optional Redemption Notice) and shall be delivered by the Corporation to the holders at the address of such holder appearing on the register of the Corporation for the Preferred Stock. Within seven (7) business days after the date of delivery of the Optional Redemption Notice, each holder shall provide the Corporation with instructions as to the account to which payments associated with such Optional Redemption should be deposited. On the date of the Optional Redemption, provided for in the relevant Optional Redemption Notice, (A) the Corporation will deliver the redemption amount via wire transfer to the account designated by the holders, and (B) the holders will deliver the certificates relating to that number of shares of Preferred Stock being redeemed, duly executed for transfer or accompanied by executed stock powers, in either case, transferring that number of shares to be redeemed. Upon the occurrence of the wire transfer (or, in the absence of a holder designating an account to which funds should be transferred, delivery of a certified or bank cashier’s check in the amount due such holder in connection with such Optional Redemption to the address of such holder appearing on the register of the Corporation for the Preferred Stock), that number of shares of Preferred Stock redeemed pursuant to such Optional Redemption as represented by the previously issued certificates will be deemed no longer outstanding. Notwithstanding anything to the contrary in this Designation, each holder may continue to convert Preferred Stock in accordance with the terms hereof until the date such Preferred Stock is actually redeemed pursuant to an Optional Redemption.

(3)  Should the holder exercise the right of Optional Redemption it shall provide the Corporation with at least 30 days’ notice of any proposed optional redemption pursuant this Section VI (an “Optional Redemption Notice”). The Optional Redemption Notice shall state the value of the Preferred Stock to be redeemed and the date on which the Optional Redemption is to occur (which shall not be less than thirty (30) or more than sixty (60) Business Days after the date of delivery of the Optional Redemption Notice) and shall be delivered by the holder to the Corporation at the address of the Corporation for the Preferred Stock. Within seven (7) business days after the date of delivery of the Optional Redemption Notice, each holder shall provide the Corporation with instructions as to the account to which payments associated with such Optional Redemption should be deposited. On the date of the Optional Redemption, provided for in the relevant Optional Redemption Notice, (A) the Corporation will deliver the redemption amount via wire transfer to the account designated by the holder, and (B) the holder will deliver the certificates relating to that number of shares of Preferred Stock being redeemed, duly executed for transfer or accompanied by executed stock powers, in either case, transferring that number of shares to be redeemed. Upon the occurrence of the wire transfer (or, in the absence of a holder designating an account to which funds should be transferred, delivery of a certified or bank cashier’s check in the amount due such holder in connection with such Optional Redemption to the address of such holder appearing on the register of the Corporation for the Preferred Stock), that number of shares of Preferred Stock redeemed pursuant to such Optional Redemption as represented by the previously issued certificates will be deemed no longer outstanding. Notwithstanding anything to the contrary in this Designation, each holder may continue to convert Preferred Stock in accordance with the terms hereof until the date such Preferred Stock is actually redeemed pursuant to an Optional Redemption.

The Series D Preferred Stock is not entitled to any preemptive or subscription rights in respect of any securities of the Corporation.

Common Stock

The Company is authorized to issue 20,000,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At January 31, 2019 and 2018, there were 604,301 and 140,080 shares outstanding, respectively.  No dividends were paid in the years ended January 31, 2019 or 2018.

The Company issued the following shares of common stock in the year ended January 31, 2019:

Conversion of $115,573 Notes Payable and $54,124 Accrued Interest to Common Stock	478,388
Conversion of Accrued Expenses to Common Stock with a value of $1,125	2,500

The Company issued the following shares of common stock in the year ended January 31, 2018:

None.

Options and Warrants:

The Company recorded option and warrant expense of $0 and $0 in the years ended January 31, 2019 and 2018, respectively.

The Company issued no warrants in the year ended January 31, 2019.

In January 2018, the Company issued 5,667 warrants associated with the conversion of its convertible debt. The warrants are exercisable upon issuance, have exercise price of $0.45 and expire on January 8, 2021.

The Company had the following options and warrants outstanding at January 31, 2019:

Issued To	# Warrants	Dated	Expire	Strike Price	Expired	Exercised
Lender	583	07/02/2015	07/01/2019	$600.00 per share	Y	N
Lender	5,667	01/08/2018	01/08/2021	$0.45 per share	N	N

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 31, 2017	—	$—	959	$480.00
Granted	—	—	5,667	0.45
Exercised	—	—	—	—
Forfeited and canceled	—	—	(376)	(360.00)
Outstanding at January 31, 2018	—	$—	6,250	$56.38
Granted	—	—	—
Exercised	—	—	—
Forfeited and canceled	—	—	—
Outstanding at January 31, 2019	—	$—	6,250	$56.38

Summary of warrants outstanding and exercisable as of January 31, 2019 is as follows:

Range of Exercise Prices	Weighted Average Remaining Contractual Life (years)	Number of Warrants Outstanding	Number of Warrants Exercisable
$600 to $0.45	2.80	6,250	6,250

Summary of warrants outstanding and exercisable as of January 31, 2018 is as follows:

Range of Exercise Prices	Weighted Average Remaining Contractual Life (years)	Number of Warrants Outstanding	Number of Warrants Exercisable
$600 to $ 0.45	2.80	6,250	6,250

NOTE 7 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

At January 31, 2019 and 2018, the deferred tax asset consisted of the following:

	2019	2018
Deferred tax asset:
Net operating loss	$59,749	$1,651,800
Less valuation allowance	(59,749)	(1,651,800)
Net deferred tax asset	$—	$—

The Company has incurred losses since inception, therefore, the Company has no federal tax liability.  Additionally there are limitations imposed by certain transactions which are deemed to be ownership changes which occurred in the Company on November 29, 2018.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward since the change in control was $614,146 at January 31, 2019 and $7,865,794 at January 31, 2018, that is available for carryforward for federal income tax purposes.

Although the Company has tax loss carry-forwards, there is uncertainty as to utilization prior to their expiration.  Accordingly, the future income tax asset amounts have been fully reserved by a valuation allowance.

The Company has maintained a full valuation allowance against its deferred tax assets at January 31, 2019 and 2018. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of realizing the net deferred tax asset, a full valuation allowance has been provided.

The Company does not have any uncertain tax positions at January 31, 2019 and 2018 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted into law. The Act provides for significant changes to the U.S. Internal Revenue Code of 1986 that impact corporate taxation requirements, such as the reduction of the federal tax rate for corporations from 34% to 21%.

On November 29, 2018, the Company consummated a share exchange agreement whereby there was a change of control and any net operating losses up to the date of the transaction were forfeited.

The Company’s tax returns for the years ended January 31, 2019, 2018, and 2017 are open for examination under Federal statute of limitations.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On June 1, 2015, the Company entered into a 36-month lease agreement for its 2,590 sf office facility with a minimum base rent of $2,720 per month.  The Company paid base rent and their share of maintenance expense of $43,200 and $43,200 related to this lease for the periods ended January 31, 2019 and 2018, respectively. The lease is currently on a month to month basis since the lease has not been renewed. This lease was with a minority shareholder – See Note 10 – Related Party Transactions.

On August 30, 2016, the Company entered into a 60-month lease agreement for its 3,554 sf warehouse facility starting in December 2016 with a minimum base rent of $2,132 and estimated monthly CAM charges of $1,017 per month.  The Company paid base rent and their share of maintenance expense of $36,899 and $37,760 related to this lease for the period ended January 31, 2019 and 2018, respectively. This lease is with a minority shareholder – See Note 10 – Related Party Transactions.

The following are the minimum lease obligations under the lease:

Year Ended	Amount
Jan 31, 2020	$37,788
Jan 31, 2021	37,788
Jan 31, 2022	31,490
Total	$107,066

On July 1, 2018, the Company entered into a 60-month lease agreement with its minority shareholder for its 8,800 sf warehouse facility with a minimum base rent of $6,400 per month.  The Company paid base rent and their share of maintenance expense of $44,800 and $0 related to this lease for the periods ended January 31, 2019 and 2018, respectively.

The following are the minimum lease obligations under the lease:

Year Ended	Amount
Jan 31, 2020	$76,800
Jan 31, 2021	76,800
Jan 31, 2022	76,800
Jan 31, 2023	32,000
Total	$262,400

The Company had total rent expense of $124,899 and $80,960 for the years ended January 31, 2019 and 2018 respectively.

In April 2018, a major shareholder and landlord of 4Less, agreed to purchase 5% of 4Less (prior to the merger) from its largest shareholder for contributing $350,000 in cash to the 4 Less Corp. and $150,000 of rent concessions amortized over a 20 month period starting July 1, 2018. As of January 31, 2019, the balance of prepaid rent totaled $97,500.

There is pending litigation initiated by the Company around the validity of a $100,000 note which the Company signed based upon representations of funding from the maker which were never received. The Company initiated litigation to dispute the note and the 1,692 shares that have been issued. There was no consideration for the issuance of the shares and the shares have been accounted for as if they were returned and cancelled although they have not been returned.

NOTE 9 – DERIVATIVE LIABILITIES

As of January 31, 2019 and 2018, the Company had derivative liabilities of $2,041,260 and $0, respectively. During the years ended January 31, 2019 and 2018, the Company recorded a gain of $3,231,187 and $0 from the change in the fair value of derivative liabilities, respectively. Any liabilities resulting from the warrants outstanding are immaterial.

The derivative liabilities are valued as a level 3 input for valuing financial instruments.

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices. As the price of the common stock varies it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date.

The fair value of the derivative liability is determined using the lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. In our calculation at January 31, 2019, volatility ranged from 197% to 697%, the term ranged from 0.50 to 0.96 years, and the risk free interest rate was from 2.66% to 3.12%.

Level 3
Derivatives
Balance, January 31, 2017	$0
Change in Value of Derivatives	$0
Balance, January 31, 2018	$0
Derivatives Assumed upon Reverse Merger	$5,162,556
Changes due to Issuance of New Convertible Notes	$387,881
Changes due to Conversion of Notes Payable	$(277,990)
Mark to Market Change in Derivatives	$(3,231,187)
Balance, January 31, 2019	$2,041,260

NOTE 10 – RELATED PARTY TRANSACTIONS

As of January 31, 2019 and 2018, the Company had $180,000 and $0, respectively, of related party accrued expenses related to accrued compensation for employees and consultants.

On June 1, 2015, the Company entered into a 36-month lease agreement with its minority shareholder for its 2,590 sf office facility with a minimum base rent of $2,720 per month.  The Company paid base rent and their share of maintenance expense of $43,200 and $36,156 related to this lease for the periods ended January 31, 2019 and 2018, respectively. The lease is currently on a month to month basis since the lease has not been renewed.

On August 30, 2016, the Company entered into a 60-month lease agreement for its 3,554 sf warehouse facility starting in December 2016 with a minimum base rent of $2,132 and estimated monthly CAM charges of $1,017 per month.  The Company paid base rent and their share of maintenance expense of $36,899 and $37,760 related to this lease for the period ended January 31, 2019 and 2018, respectively.

On July 1, 2018, the Company entered into a 60-month lease agreement with its minority shareholder for its 8,800 sf warehouse facility with a minimum base rent of $6,400 per month. The Company paid base rent and their share of maintenance expense of $44,800 and $0 related to this lease for the periods ended January 31, 2019 and 2018, respectively.

On September 1, 2016, the Company received from a shareholder a loan for $100,000 bearing interest at 4.5% and due on demand. On December 31, 2017, the Company paid this note with $6,000 accrued interest.

As of January 31, 2019 and 2018 the Company had $0 and $1,875 of related party accrued interest payable related to accrued interest on a related party note payable.

During the period from July 2017 through December 2017, our minority shareholder contributed $212,692 to the Company. This amount is reflected in the equity section of the balance sheet.

During December 2019, the Company decided to divest its Nurses Lounge, Inc. subsidiary. An investment group made up of former shareholders and debt holders along with our President bought the subsidiary and in accordance with the agreement, certain liabilities of 4 Less were assumed by Nurses Lounge, Inc. as part of the transaction. The table below shows the assets and liabilities that the Company was relieved of in the transaction.

Dec, 2018
Cash	$(13)
Accounts payable	30,937
Notes Payable	433,173
Deferred Revenue	4,818
Accrued Expenses	46,432
Preferred Stock	340,103
Common Stock	40,000
Gain on discontinued operations	$895,450

In April 2018, a major shareholder and landlord of 4Less, agreed to purchase 5% of 4Less (prior to the merger) from its largest shareholder for contributing $350,000 in cash to the 4 Less Corp. and $150,000 of rent concessions amortized over a 20 month period starting July 1, 2018. As of January 31, 2019, the balance of prepaid rent totaled $97,500.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist other then the following.

Conversion of notes

Subsequent to the balance sheet date, 28,145,433 shares were issued for the conversion of $484,715 principal and $177,019 of interest of convertible notes that had a conversion price at 50% of the lowest market price during the period the Company fails to make all periodic filings with the SEC.

Issuance of convertible notes

On February 27, 2018, the Company issued a convertible note of $65,500. The note bears interest at 25% per annum and matures twelve months from the issuance date. As of April 5th 2019, $50,556 of principal had been repaid leaving a principal balance of 14,943 plus accrued interest as of July 2019.

On March 1,2019, the Company issued a convertible note with principal of $184,275. The first tranche of $61,425.00 was funded with net proceeds of  $56,500. The note bears interest at 15% per annum and mature in twelve months from the issuance date. The note can be converted at a price equal to 45% of the lowest trading/closing bid price of common stock reported on the National Quotations Bureau OTC Markets for the 15 days prior to the conversion.

On April 3, 2019, the Company issued a convertible note with principal of $172,149 and net proceeds of $167,149. $50,000 was new funding with $117,149 retiring 3 of the lenders prior notes. The note bears interest at 8% per annum and mature in twelve months from the issuance date. The note can be converted at a price equal to 50% of the lowest trading price of common stock reported on the National Quotations Bureau OTC Markets for the 15 days prior to the conversion.

On April 12, 2019, the Company issued a convertible note with principal of $75,000 and net proceeds of $67,250. The note bears interest at 10% per annum and mature in nine months from the issuance date. The note can be converted at a price equal to 50% of the lowest trading price of common stock reported on the National Quotations Bureau OTC Markets for the 25 days prior to the conversion.

On May 14, 2019, the Company issued a convertible note with principal of $55,000 and net proceeds of $50,000. The note bears interest at 15% per annum and mature in twelve months from the issuance date. The note can be converted at a price equal to 50% of the lowest bid price of common stock reported on the National Quotations Bureau OTC Markets for the 25 days prior to the conversion.

On May 15, 2019, the Company issued a convertible note with principal of $52,500 and net proceeds of $50,000. The note bears interest at 8% per annum and mature in twelve months from the issuance date. The note can be converted at a price equal to 50% of the lowest Trading  price of common stock reported on the National Quotations Bureau OTC Markets for the 15 days prior to the conversion.

On May 24, 2019, the Company issued a convertible note with principal of $40,000 and net proceeds of $38,000. The note bears interest at 15% per annum and mature in twelve months from the issuance date. The note can be converted at a price equal to 50% of the lowest bid price of common stock reported on the National Quotations Bureau OTC Markets for the 25 days prior to the conversion.

On June 11, 2019, the Company issued a convertible note with principal of $85,000 and net proceeds of $80,000. The note bears interest at 15% per annum and mature in twelve months from the issuance date. The note can be converted at a price equal to 50% of the lowest bid price of common stock reported on the National Quotations Bureau OTC Markets for the 25 days prior to the conversion.

On June 26, 2019, the Company issued a convertible note with principal of $76,000 and net proceeds of $72,500. The note bears interest at 15% per annum and mature in twelve months from the issuance date. The note can be converted at a price equal to 50% of the lowest bid price of common stock reported on the National Quotations Bureau OTC Markets for the 25 days prior to the conversion.

On July 11, 2019, the Company issued a convertible note with principal of $60,000 and net proceeds of $57,000. The note bears interest at 15% per annum and mature in twelve months from the issuance date. The note can be converted at a price equal to 50% of the lowest bid price of common stock reported on the National Quotations Bureau OTC Markets for the 25 days prior to the conversion.