Form 10-Q
period 2019-04-30
4Less Group, Inc.
filed 2019-10-28
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

OR

[_] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period ___________ to ____________.

Commission File Number 333-152444

THE 4LESS GROUP, INC.

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

Yes [_]   No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [_]   No [X].

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

Non-Accelerated Filer  [X]      Smaller Reporting Company  [X]      Emerging Growth Company  [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act):

Yes [_]   No [X].

As of October 16, 2019, there were 157,105,734 shares of Common Stock of the issuer outstanding.

PART 1: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

THE 4LESS GROUP, INC.

Consolidated Balance Sheets

	April 30, 2019	January 31, 2019
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and Cash Equivalents	$141,928	$59,401
Inventory	303,419	293,382
Prepaid Rent	75,000	97,500
Other Current Assets	2,001	3,659
Total Current Assets	522,348	453,942
Operating Lease Assets	437,507	454,087
Property and Equipment, net of accumulated depreciation of $74,634 and $64,394	231,887	242,126

Total Assets	$1,191,742	$1,150,155

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$245,134	$216,455
Accrued Expenses	1,443,344	1,045,255
Accrued Expenses – Related Party	180,000	180,000
Short-Term Debt	198,935	381,512
Current Operating Lease Liability	72,528	74,179
Short-Term Convertible Debt, net of debt discount of $607,790 and $309,021	1,959,017	1,900,160
Derivative Liabilities	3,106,073	2,041,260
Current Portion – Long-Term Debt	11,697	11,697
Total Current Liabilities	7,216,728	5,850,518

Non-Current Lease Liability	364,979	379,908
Long-Term Debt	40,857	44,684

Total Liabilities	7,622,564	6,275,110

Commitments and Contingencies	—	—

Stockholders’ Deficit
Common Stock, $0.001 par value, 20,000,000,000 shares authorized, 1,820,515 and 604,301 shares issued and outstanding	1,820	604
Preferred Stock – Series A, $0.001 par value, 330,000 shares authorized, 0 and 0 shares issued and outstanding	—	—
Preferred Stock – Series B, $0.001 par value, 20,000 shares authorized, 20,000 and 20,000 shares issued and outstanding	20	20
Preferred Stock – Series C, $0.001 par value, 6,750 shares authorized, 6,750 and 6,750 shares issued and outstanding	7	7
Preferred Stock – Series D, $0.001 par value, 870 shares authorized, 870 and 870 shares issued and outstanding	1	1
Additional Paid In Capital	13,069,713	12,563,720
Accumulated Deficit	(19,502,383)	(17,689,307)
Total Stockholders’ Deficit	(6,430,822)	(5,124,955)

Total Liabilities and Stockholders’ Deficit	$1,191,742	$1,150,155

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Consolidated Statements of Operations

For the Three Months Ended April 30, 2019 and 2018

(Unaudited)

	2019	2018
Revenue	$2,268,225	$2,395,073

Cost of Revenue
Product Cost	1,592,463	1,708,559
Commission and Fees	176,716	206,466
Postage, Shipping and Freight	112,232	112,592
Total Cost of Revenue	1,881,411	2,027,617

Gross Profit	386,814	367,456

Operating Expenses:
Depreciation	10,240	6,471
Marketing and Advertising	46,613	33,656
E Commerce Services	22,803	60,245
Operating lease cost	26,701	26,701
Personnel Costs	348,553	238,761
General and Administrative	254,158	61,364
Total Operating Expenses	709,068	427,198

Net Operating Loss	(322,254)	(59,742)

Other Income (Expense)
Loss on Sale of Property and Equipment	—	(13,322)
Loss on Derivatives	(910,442)	—
Gain on Settlement of Debt	67,623	—
Amortization of Debt Discount	(302,366)	—
Interest Expense	(345,637)	(751)
Total Other Income (Expense)	(1,490,822)	(14,073)

Net Income (Loss)	$(1,813,076)	$(73,815)

Basic and Diluted Weighted Average Shares Outstanding; (1)	1,213,219	368,410
Basic and Diluted Income (Loss) per Share	$(1.49)	$(0.20)

(1) The weighted average number of common shares outstanding at April 30, 2018 was computed by multiplying the number of the Company’s common shares outstanding as of April 30, 2018 by 2.63 based on the terms listed for the Company’s Series C Convertible Preferred Stock

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months Ended April 30, 2019 and 2018

(Unaudited)

	Preferred Series A		Preferred Series B		Preferred Series C		Preferred Series D		Common Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total

January 31, 2018	—	$—	19,000	$19	6,750	$7	870	$1	—	$—	$219,304	$(335,902)	$(120,571)

Paid in Capital by Shareholder	—	—	—	—	—	—	—	—	—	—	361,526	—	361,526

Net (Loss)	—	—	—	—	—	—	—	—	—	—	—	(73,815)	(73,815)

April 30, 2018	—	$—	19,000	$19	6,750	$7	870	$1	—	$—	$576,830	$(409,717)	$(167,140)

January 31, 2019	—	$—	20,000	$20	6,750	$7	870	$1	604,301	$604	$12,563,720	$(17,689,307)	$(5,124,955)

Conversion of Notes Payable and Accrued Interest to Common Stock	—	—	—	—	—	—	—	—	1,213,220	1,213	494,881	—	496,094

Common Stock Adjustment for 6000:1 Reverse Split	—	—	—	—	—	—	—	—	2,994	3	11,122	—	11,115

Net (Loss)	—	—	—	—	—	—	—	—	—	—	—	(1,813,076)	(1,813,076)

April 30, 2019	—	$—	20,000	$20	6,750	$7	870	$1	1,820,515	$1,820	$13,069,713	$(19,502,383)	$(6,430,822)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended April 30, 2019 and 2018

(Unaudited)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(1,813,076)	$(73,815)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	10,240	6,471
Change in Fair Value of Derivative Liabilities	910,442	—
Amortization of Debt Discount	302,366	—
Interest expense related to derivative liability in excess of face value of debt	84,940	—
Loan penalties capitalized to the loan included in interest expense	75,599	—
Loss on sale of property and equipment	—	13,322
Accretion of Lease Liability	6,567	—
Gain on settlement of debt	(67,623)	—
Change in Operating Assets and Liabilities:
(Increase) in Prepaid Expenses	—	(10,000)
(Increase) in Inventory	(10,037)	—
Decrease in Other Current Assets	1,658	(1,500)
Increase (Decrease) in Accounts Payable	28,677	230,233
Increase (Decrease) in Accrued Expenses	523,896	2,282
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	53,649	166,993

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	—	(43,565)
Disposal of Property and Equipment	—	30,602
CASH FLOWS USED IN INVESTING ACTIVITIES	—	(12,963)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to/from Officer	—	—
Paid In Capital by Officer / Shareholder	—	361,526
Proceeds on Short-Term Debt	235,500	—
Payments on Short-Term Debt	(429,545)	(93,389)
Payments on Long-Term Debt	(3,827)	(29,925)
Payments on Notes Payable	—	—
Payments on Notes Payable – Related Party	—	—
Proceeds from Short-Term Convertible Debt	226,750	—
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	28,878	238,212

NET INCREASE (DECREASE) IN CASH	82,527	392,242

CASH AT BEGINNING OF PERIOD	59,401	384,157

CASH AT END OF PERIOD	$141,928	$776,399

Supplemental Disclosure of Cash Flows Information:
Cash Paid for Interest	$21,577	$751
Income Taxes	$—	$—
Convertible Notes and Interest Converted to Common Stock	$253,782	$—
Derivative debt discount	$335,704	$—

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business:

The 4LESS Group, Inc, was incorporated under the laws of the State of Nevada on December 5, 2007.

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

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim unaudited consolidated financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended January 31, 2019 and notes thereto contained in the Company’s Annual Report on Form 10-K.

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

Inventory Valuation

Inventories are stated at the lower of cost or market. Inventories are valued on a first-in, first-out (FIFO) basis. Inventory is comprised of finished goods.

Leases

We adopted ASU No. 2016-02—Leases (Topic 842), as amended, as of February 1, 2019, using the full retrospective approach. The full retrospective approach provides a method for recording existing leases at adoption and in comparative periods. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification.

In addition, we elected the hindsight practical expedient to determine the lease term for existing leases. Our election of the hindsight practical expedient resulted in the shortening of lease terms for certain existing leases and the useful lives of corresponding leasehold improvements. In our application of hindsight, we evaluated the performance of the leased stores and the associated markets in relation to our overall real estate strategies, which resulted in the determination that most renewal options would not be reasonably certain in determining the expected lease term.

Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of $454,087 and $454,087 respectively, as of February 1, 2019. The standard did not materially impact our consolidated net earnings, retained earnings and had no impact on cash flows.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. ASC 740, Accounting for Income Taxes requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. The Company’s gross deferred tax assets were revalued based on the reduction in the federal statutory tax rate from 35% to 21%. A corresponding offset has been made to the valuation allowance, and any potential other taxes arising due to the Tax Act will result in reductions to the Company’s net operating loss carry-forward and valuation allowance. The Company will continue to analyze the Tax Act to assess its full effects on the Company’s financial results, including disclosures, for the Company’s fiscal year ending January 31, 2018, but the Company does not expect the Tax Act to have a material impact on the Company’s consolidated financial statements.

On November 29, 2018, the Company completed a reverse merger with The 4 Less Corp. At such time that there was a change in control, all net operating losses for tax purposes of the parent were no longer available for carry-forward and the parent started to accumulate profits or losses from that point forward.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of April 30, 2019:

	April 30, 2019	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities – embedded redemption feature	$3,106,073	$—	$—	$3,106,073
Totals	$3,106,073	$—	$—	$3,106,073

Related Party Transactions:

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

Derivative Liability

The derivative liabilities are valued as a level 3 input for valuing financial instruments. The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices and reclassification of equity instrument to liability due to insufficient shares for issuance. As the price of the common stock varies, it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date. When evaluating the effect of the issuance of new equity-linked or equity-settled instruments on previously issued instruments, the Company uses first-in, first-out method (“FIFO”) where authorized and unused shares would first be used to satisfy the earliest issued equity-linked instruments. As of April 30, 2019, warrants to purchase 583 common shares issued in July 2014 were not classified as derivative liability while the remaining warrants outstanding were classified as derivative liability based on the FIFO method.

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

The Company had 5,667 warrants and 6,750 shares of Series C Preferred Stock outstanding at April 30, 2019 which were potentially dilutive common stock equivalents but would be antidilutive and are not included. As the Company incurred a net loss during the three months ended April 30, 2019, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive. Excluded from this calculation are convertible notes of $2,566,807 and $2,209,180 at April 30, 2019 and January 31, 2019, respectively, since the impact would be antidilutive thus not included. The warrants and Series C Preferred Stock could be converted into 4,793,621 common shares as of April 30, 2019 and could convert into 413,193,747 common shares at October 16, 2019.

Recently Issued Accounting Standards:

Presentation of an Unrecognized Tax Benefit: In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11 related to the presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward exists. The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for the same jurisdiction’s net operating loss carry-forward, a similar tax loss, or tax credit carry-forwards. A gross presentation will be required only if such carry-forwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. The update was effective prospectively for the Company’s fiscal year beginning February 1, 2018. The new guidance affects disclosures only and the adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

NOTE 2 – GOING CONCERN AND FINANCIAL POSITION

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative losses through April 30, 2019 of $19,502,383 and has a working capital deficit at April 30, 2019 of $6,694,380. As of April 30, 2019, the Company only had cash and cash equivalents of $141,928 and had short-term debt in default. The short-term debt agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date that the financial statements were issued.

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

NOTE 3 – LEASES

We lease certain warehouses and office space. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, we did not combine lease and non-lease components.

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 17 years or more. The exercise of lease renewal options is at our sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Below is a summary of our lease assets and liabilities at April 30, 2019 and January 31, 2019.

Leases	Classification	April 30, 2019	January 31, 2019
Assets
Operating	Operating Lease Assets	$437,507	$454,087
Liabilities
Current
Operating	Current Operating Lease Liability	$72,528	$74,179
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	364,979	379,908
Total lease liabilities		$437,507	$454,087

Note: As most of our leases do not provide an implicit rate, we use our incremental borrowing rate of 8% based on the information available at commencement date in determining the present value of lease payments.

CAM charges were not included in operating lease expense and were expensed ion general and administrative expenses as incurred.

Operating lease cost was $26,701 and 26,701 for both the three months ended April 30, 2019 and April 30,2018, respectively.

In September 2019 the Company entered into an operating lease for premises with an annual rent of $15,480, a three year term commencing September 1, 2019 to August 31, 2022 and a one year renewal option.

NOTE 4 – SHORT-TERM AND LONG-TERM DEBT

The components of the Company’s debt as of April 30, 2019 and January 31 ,2019 were as follows:

	April 30, 2019	January 31, 2019
Vehicle Note Payable - $49,494, dated April 19, 2017, 7.24% interest, 72 payments of $851 starting May 29, 2017 and ending April 2023	$34,137	$38,690
Working Capital Note Payable - $175,000, dated March 16, 2019, repayment of 10% of all eBay sales until paid in full, minimum payments of $17,769 per quarter until paid, fees of $2,696	58,088	—
Working Capital Note Payable - $175,000, dated January 15, 2019, repayment of 10% of all eBay sales until paid in full, minimum payments of $12,695 per quarter until paid	—	153,057
Amazon working capital note, original loan of $94,000 Sept 6, 2018, 9.22% interest, monthly payments of $16,091 paid in full March 5, 2019	—	31,814
SFS Funding Loan, original loan of $298,400 October 5, 2018, 24% interest, weekly payments of $7581, maturing October 9, 2019	125,932	194,642
Forklift Note Payable, original note of $20,432.59 Sept 26,2018, 6.23% interest, 60 monthly payments of $394.54 ending August 2023	18,417	19,690
Demand loan-$2,500, dated March 8, 2019, 25% interest, 5% fee on outstanding balance	2,500	—
Demand loan -$65,500 dated February 27, 2019, 225% interest, 5% fee on outstanding balance, Secured by the general assets of the Company	12,415	—
Total	$251,489	$437,893

The Company had accrued interest payable of $20,640 and $0 interest on the notes at April 30, 2019 and January 31, 2019, respectively.

The following are the minimum amounts due on the notes:

Year Ended	Amount
Apr. 30, 2020	$210,632
Apr. 30, 2021	12,525
Apr. 30, 2022	13,410
Apr. 30, 2023	14,360
Apr. 30, 2024	562
Total	$251,489

NOTE 5 – SHORT-TERM DEBT

The components of the Company’s debt as of April 30, 2019 and January 31, 2019 were as follows:

	Interest	Default Interest	Conversion	Outstanding Principal at
Maturity Date	Rate	Rate	Price	April 30, 2019	January 31, 2019
Nov 4, 2013	12%	12%	$0.075	$100,000	$100,000
Jan 31, 2014	12%	18%	$0.10	16,000	16,000
Apr 24, 2020	12%	24%	$0.10	69,730	69,730
July 31, 2013	12%	12%	$0.06	5,000	5,000
Jan 31, 2014	12%	12%	$0.10	30,000	30,000
Dec 24, 2015	8%	24%	(1)	5,000	5,000
Sep 10, 2017	8%	24%	(2)	37,958	37,958
Sep 10, 2017	8%	24%	(2)	2,375	2,375
Sep 10, 2017	8%	24%	(2)	—	16,600
Sep 10, 2017	8%	24%	(2)	—	38,677
Dec 4, 2017	8%	24%	(2)	25,000	25,000
Feb 3, 2017	8%	24%	(5)	25,000	25,000
Mar 3, 2017	8%	24%	(5)	300	30,000
Mar 3, 2017	8%	24%	(5)	30,000	30,000
Mar 24, 2017	8%	24%	(6)	—	10,950
Apr 24, 2020	12%	24%	(6)	886,696	738,896
July 8, 2015	8%	24%	(1)	5,500	5,500
Apr 24, 2020	8%	24%	(1)	4,500	4,500
Apr 24, 2020	8%	24%	(1)	23,297	23,297
Apr 24, 2020	8%	24%	(1)	7,703	7,703
Apr 24, 2020	8%	24%	(1)	26,500	26,500
July 19, 2016	8%	24%	(1)	5,000	5,000
March 24, 2017	8%	24%	(6)	4,100	25,000
Dec 27, 2018	15%	24%	(4)	6,151	56,925
Dec 27, 2018	15%	24%	(4)	—	1,202
Jan 5, 2019	15%	24%	(4)	13,200	18,325
Feb 20, 2019	10%	10%	(7)	343,047	274,438
Mar 23, 2019	15%	24%	(3)	—	12,355
Jun 6, 2019	12%	18%	(8)	76,343	123,750
Oct 24, 2019	8%	24%	(5)	47,250	47,250
Nov 14, 2019	8%	24%	(5)	78,750	78,750
Dec 14, 2019	8%	24%	(5)	130,000	130,000
Dec 28, 2019	12%	18%	(3)	133,333	125,000
Jan 9, 2020	8%	24%	(5)	62,500	62,500
March 1, 2020	10%	15%	(9)	61,425	—
March 14, 2020	15%	24%	(10)	55,000	—
April 3, 2020	8%	24%	(2)	172,149	—
April 12,2020	10%	24%	(10)	75,000	—
May 24, 2020	15%	24%	(10)	3,000	—
Debt Discount				(607,790)	(309,021)
				$1,959,017	$1,900,160

__________

(1)	52% of the lowest trading price for the fifteen trading days prior to conversion day.
(2)	50% of the lowest trading price for the fifteen trading days prior to conversion day.
(3)	50% of the lowest trading price for the twenty trading days prior to conversion day.
(4)	50% of the lowest trading price for the forty trading days prior to conversion day, but not higher than $0.000075.
(5)	50% of the lowest trading price for the fifteen trading days prior to conversion day, but not higher than $0.001.
(6)	50% of the lowest trading price for the fifteen trading days prior to conversion day, but not higher than $0.005.
(7)	60% of the lowest trading price for the fifteen trading days prior to conversion day.
(8)	52% of the lowest trading price for the twenty trading days prior to conversion day.
(9)	55% of the lowest trading price for the twenty trading days prior to conversion day.
(10)	50% of the lowest trading price for the twenty-five trading days prior to conversion day.

The Company had accrued interest payable of $576,596 and $463,839 on the notes at April 30, 2019 and January 31, 2019, respectively.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that some instruments should be classified as liabilities due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The instruments are measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a discount to the note on the debt modification date. See more information in Note 6.

During the three months ended April 30, 2019 the Company entered into new convertible notes totaling $366,574 with one year maturities, interest rates ranging from 8%-15%, the Company received $226,750 in cash proceeds, recorded original issue discounts of $22,675 and loan and interest of $117,149 was transferred from existing notes of the same lender.

During the three months ended April 30, 2019, the Company converted a total of $184,539 of the convertible notes, $70,055 accrued interest and $4,000 in fees into 1,213,220 common shares. Also, $245,071 in loan penalties were added to various note balances with $75,599 recorded as interest expense and 169,472 recorded as part of the amortization of debt discount.

The Company is in default on a number of its promissory notes which provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. The Company continues to accrue interest at the listed rates, and plans to seek their conversion or payoff within the next twelve months.

Each note is convertible with a conversion price for each share equal to the lower of: (a) 50% lowest bid price of the common stock, as reported on the National Quotations Bureau OTC Markets which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 20 (twenty) prior trading days including the day of issuance of this herein Note or (b) 50% lowest bid price of the common stock, as reported on the National Quotations Bureau OTC Markets which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the 20 (twenty) prior trading days including the day upon which a Notice of Conversion of the Note, is received by the Company

NOTE 6 – DERIVATIVE LIABILITIES

As of April 30, 2019 and January 31, 2019, the Company had derivative liabilities of $3,106,073 and $2,041,260, respectively. During the three months ended April 30, 2019 and 2018, the Company recorded a loss of $910,442 and $0 from the change in the fair value of derivative liabilities, respectively. Any liabilities resulting from the warrants outstanding are immaterial.

The derivative liabilities are valued as a level 3 input for valuing financial instruments.

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices. As the price of the common stock varies it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date.

The fair value of the derivative liability is determined using the lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. In our calculation at April 30, 2019, stock price range from $0.59-$1.42 volatility ranged from 353.7% to 583.6%, the term ranged from 0.24 to 3.00 years, and the risk free interest rate was from 1.70% to 1.75%.

Level 3
Derivatives
Balance, January 31, 2019	$2,041,260
Changes due to Issuance of New Convertible Notes	$420,704
Changes due to Conversion of Notes Payable	$(266,333)
Mark to Market Change in Derivatives	$910,442
Balance, April 30, 2019	$3,106,073

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock:

The Series A Preferred Stock has an automatic forced conversion into common stock upon the completion of the repurchase or extinguishing of all “toxic” debt (notes having conversion features tied to the Company’s common stock), the extinguishing of all other existing dilutive debt or equity structures, and total recapitalization of the Company. As of both April 30, 2019, and January 31, 2019 the Company had 0 shares of Series A Preferred issued and outstanding and 330,000 authorized with a par value of $0.001 per share.

At both April 30, 2019 and January 31, 2019, there were 20,000 and 20,000 Series B preferred shares outstanding, respectively. The Series B Preferred Stock have voting rights equal to 51% of the total voting rights at any time. There are no conversion rights granted holders of Series B Preferred shares, they are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 20,000 Series B preferred shares authorized and issued of the Series B Preferred Stock with a par-value of $0.001 per share.

At both April 30, 2019 and January 31, 2019, there were 6,750 Series C preferred shares outstanding, respectively. The Series C Preferred Stock have the right to convert into the common stock of the Company by multiplying the number of issued and outstanding shares of common stock by 2.63 on the conversion date. The holders of Series C Preferred shares are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 6,750 Series C preferred shares authorized and 6,750 shares issued with a par-value of $0.001 per share.

At both April 30, 2019 and January 31, 2019, there were 870 Series D preferred shares authorized and outstanding, respectively which with a par value $.001. All shares of Series D Preferred Stock will rank subordinate and junior to all shares of Series A, B and C of Preferred Stock of the Corporation and pari passu with any of the Corporation’s preferred stock hereafter created as to distributions of assets upon dissolution or winding up of the Corporation, whether voluntary or involuntary. These shares are non-voting, do not receive dividends and are redeemable according to the terms set out below:

OPTIONAL REDEMPTION.

(1)  At any time, either the Corporation or the holder may redeem for cash out of funds legally available therefor, any or all of the outstanding Series D Preferred Stock (“Optional Redemption”) at $1,000 per share.

(2)  Should the Corporation exercise the right of Optional Redemption it shall provide each holder of Preferred Stock with at least 30 days’ notice of any proposed optional redemption pursuant this Section VI (an “Optional Redemption Notice”). Any optional redemption pursuant to this Section VI shall be made rateably among holders in proportion to the Liquidation Value of Preferred Stock then outstanding and held by such holders. The Optional Redemption Notice shall state the Liquidation Value of Preferred Stock to be redeemed and the date on which the Optional Redemption is to occur (which shall not be less than thirty (30) or more than sixty (60) Business Days after the date of delivery of the Optional Redemption Notice) and shall be delivered by the Corporation to the holders at the address of such holder appearing on the register of the Corporation for the Preferred Stock. Within seven (7) business days after the date of delivery of the Optional Redemption Notice, each holder shall provide the Corporation with instructions as to the account to which payments associated with such Optional Redemption should be deposited. On the date of the Optional Redemption, provided for in the relevant Optional Redemption Notice, (A) the Corporation will deliver the redemption amount via wire transfer to the account designated by the holders, and (B) the holders will deliver the certificates relating to that number of shares of Preferred Stock being redeemed, duly executed for transfer or accompanied by executed stock powers, in either case, transferring that number of shares to be redeemed. Upon the occurrence of the wire transfer (or, in the absence of a holder designating an account to which funds should be transferred, delivery of a certified or bank cashier’s check in the amount due such holder in connection with such Optional Redemption to the address of such holder appearing on the register of the Corporation for the Preferred Stock), that number of shares of Preferred Stock redeemed pursuant to such Optional Redemption as represented by the previously issued certificates will be deemed no longer outstanding. Notwithstanding anything to the contrary in this Designation, each holder may continue to convert Preferred Stock in accordance with the terms hereof until the date such Preferred Stock is actually redeemed pursuant to an Optional Redemption.

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

The Series D Preferred Stock is not entitled to any pre-emptive or subscription rights in respect of any securities of the Corporation.

Common Stock:

The Company is authorized to issue 20,000,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. At April 30, 2019 and January 31, 2019, there were 1,820,515 and 604,301 shares outstanding, respectively. No dividends were paid in the three months ended April 30, 2019 or 2018.

The Company issued the following shares of common stock in the three months ended April 30, 2019:

Conversion of $184,539 Notes Payable and $70,055 Interest and $4,000 in Fees to 1,213,220 shares of Common Stock.

Options and Warrants:

The Company recorded option and warrant expense of $0 and $0 for the three months ended April 30, 2019 and 2018, respectively.

The Company issued no warrants for the three months ended April 30, 2019.

The Company had the following options and warrants outstanding at April 30, 2019:

Issued To	# Warrants	Dated	Expire	Strike Price	Expired	Exercised
Lender	583	07/02/2015	07/01/2019	$600.00 per share	N	N
Lender	5,667	01/08/2018	01/08/2021	$0.45 per share	N	N

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 31, 2019	—	$—	6,250	$56.38
Granted	—	—	—
Exercised	—	—	—
Forfeited and canceled	—	—	—
Outstanding at April 30, 2019	—	$—	6,250	$56.38

NOTE 8 – RELATED PARTY TRANSACTIONS

As of both April 30, 2019 and January 31, 2019, the Company had $180,000 of related party accrued expenses related to accrued compensation for employees and consultants.

In April 2018, a shareholder and landlord of 4Less, agreed to purchase 5% of 4Less (prior to the merger) from its largest shareholder for contributing $350,000 in cash to the 4 Less Corp. and $150,000 of rent concessions amortized over a 20 month period starting July 1, 2018. As of April 30, 2019, and January 31, 2019 the balance of prepaid rent totaled $75,000 and $97,500, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On June 1, 2015, the Company entered into a 36-month lease agreement for its 2,590 sf office facility with a minimum base rent of $2,720 per month. The Company paid base rent and their share of maintenance expense of $43,200 and $43,200 related to this lease for the periods ended January 31, 2019 and 2018, respectively. The lease is currently on a month to month basis since the lease has not been renewed and the Company records the payments as rent expense. This lease was with a shareholder – See Note 8 – Related Party Transactions.

On August 30, 2016, the Company entered into a 60-month lease agreement for its 3,554 sf warehouse facility starting in December 2016 with a minimum base rent of $2,132 and estimated monthly CAM charges of $1,017 per month. This lease is with a shareholder – See Note 8 – Related Party Transactions.

On July 1, 2018, the Company entered into a 60-month lease agreement with its minority shareholder for its 8,800 sf warehouse facility with a minimum base rent of $6,400 per month.

Maturity of Lease Liabilities	Operating Leases
April 30, 2020	$106,804
April 30, 2021	106,804
April 30, 2022	106,804
April 30, 2023	106,804
April 30, 2024	42,804
After April 30, 2024	77,504
Total lease payments	547,524
Less: Interest	(110,017)
Present value of lease liabilities	$437,507

The Company had total rent expense of $12,958 and $20,381 and total operating lease cost of $26,701 and $0 for the three months ended April 30, 2019 and 2018 respectively.

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

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist other then the following:

Conversion of notes

Subsequent to the balance sheet date through to October 7, 2019 , 110,705,219 shares were issued for the conversion of $415,340 principal, $177,077 of interest and $1500 of fess totaling $533,916.83 of convertible notes that had a conversion price at 50% of the lowest market price during the period the Company fails to make all periodic filings with the SEC.

Issuance of convertible notes

On May 13, 2019, the Company issued a convertible note with principal of $55,000 and net proceeds of $52,000. The note bears interest at 15% per annum and mature in twelve months from the issuance date. The note can be converted at a price equal to 50% of the lowest bid price of common stock reported on the National Quotations Bureau OTC Markets for the 25 days prior to the conversion.

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

On August 19, 2019 the Company issued a demand loan for $122,000. The note bears interest at 25% per annum, has a 5 % fee, and is secured by the general assets of the Company.

On August 29, 2019, the Company issued a convertible note with principal of $45,000 and net proceeds of $40,000. The note bears interest at 15% per annum and mature in twelve months from the issuance date. The note can be converted at a price equal to 50% of the lowest bid price of common stock reported on the National Quotations Bureau OTC Markets for the 25 days prior to the conversion.

On September 16, 2019, the Company issued a convertible note with principal of $34,000 and net proceeds of $30,000. The note bears interest at 15% per annum and mature in twelve months from the issuance date. The note can be converted at a price equal to 50% of the lowest bid price of common stock reported on the National Quotations Bureau OTC Markets for the 25 days prior to the conversion.

On September 29, 2019, the Company issued a convertible note with principal of $34,000 and net proceeds of $30,000. The note bears interest at 15% per annum and mature in twelve months from the issuance date. The note can be converted at a price equal to 50% of the lowest bid price of common stock reported on the National Quotations Bureau OTC Markets for the 25 days prior to the conversion.

On October 14, 2019, the Company issued a convertible note with principal of $71,000 and net proceeds of $66,000. The note bears interest at 15% per annum and mature in twelve months from the issuance date. The note can be converted at a price equal to 50% of the lowest bid price of common stock reported on the National Quotations Bureau OTC Markets for the 25 days prior to the conversion.

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

Company

The 4LESS Group Inc. (“FLES”, the “Company”, “we” or “us”), the Company described herein, was incorporated under the laws of the State of Nevada on December 5, 2007, with offices located at 4850 N Rancho Dr # 130 , Las Vegas NV 89130. It can be reached by phone at (662) 510-5866.

Nature of Business –

On November 29, 2018, the Company entered into a transaction (the “Share Exchange”), pursuant to which the Company acquired 100% of the issued and outstanding equity securities of The 4LESS Corp. (“4LESS”), in exchange for the issuance of (i) nineteen thousand (19,000) shares of Series B Preferred Stock, (ii) six thousand seven hundred fifty (6,750) shares of Series C Preferred Stock, and (iii) 870 shares of Series D Preferred Stock. The Series C Preferred Shares have a right to convert into common stock of the Company by multiplying the number of issued and outstanding shares of common stock by 2.63 on the conversion date. The Share Exchange closed on November 29, 2018. As a result of the Share Exchange, the former shareholders of 4LESS became the controlling shareholders of the Company. The Share Exchange was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein 4LESS is considered the acquirer for accounting and financial reporting purposes. The capital, share price, and earnings per share amount in these consolidated financial statements for the period prior to the reverse merger were restated to reflect the recapitalization in accordance with the shares issued as a result of the reverse merger except otherwise noted. The prior period results up until the transaction date would include the results of operations of only 4LESS.

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

Results of Operations For the Three Months Ended April 30, 2019 compared to the three months ended April 30, 2018

We had revenue of $2,268,225 for the three months ended April 30, 2019, compared to $2,395,073 for the three months ended April 30, 2018. We had total cost of revenues of $1,881,411 for the three months ended April 30, 2019, compared to cost of revenues of $2,027,617 for the three months ended April 30, 2018. For the three months ended April 30, 2019 and 2018 gross profit was $386,814 and $367,456, respectively. Sales decreased due to discontinuing sales on Amazon.com because of lower margin. Cost of revenues decreased as sales decreased, however, margins were higher because after removing Amazon.com sales our other platforms earned slightly higher margins overall.

We had total operating expenses of $709,068 for the three months ended April 30, 2019, consisting of $10,240 of depreciation, $46,613 of marketing and advertising, $22,803 of e-commerce expenses, $26,701 of operating lease cost, $348,553 of personnel costs and $254,158 of general and administrative expenses. For the three months ended April 30, 2018, we had total operating expenses of $427,198, consisting of $6,471 of depreciation, $33,656 of marketing and advertising expenses, $60,245 of e-commerce expenses, $26,702 of operating lease cost, $238,761 of personnel costs and $61,364 of general and administrative expenses. Operating expenses for the three months ended April 30, 2019 were generally higher because they were the combined operations of the 4 Less Group Inc. whereas the prior period consisted of the results of The 4 Less Corp. only. The greatest increase was in personnel costs as we invested heavily to make sure we had great customer service and support, both in the office and with customers, as we grow our business.

We had total other income (expense) of $(1,490,822) for the three months ended April 30, 2019, consisting of interest expense of $(345,637), loss on derivatives of $(910,442), gain on settlement of debt of $67,623, and amortization of debt discount of $(302,366). We had total other income (expense) of $(14,073) for three months ended April 30, 2018, consisting of interest expense of $(751) and loss on sale of property and equipment of $(13,322). Again the results of the three months ended April 30, 2019 were generally higher because they were the combined operations of The 4 Less Group Inc. which contained the interest, discount and derivatives derived from the convertible debt whereas the prior period consisted of the results of The 4 Less Corp. only which had none.

We had a net loss of $1,813,076 for the three months ended April 30, 2019, compared to a net loss of $73,815 for the three months ended April 30, 2018 explained in the reasons given above.

Liquidity and Capital Resources

Management believes that we will continue to incur losses for the immediate future. Therefore, we will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited consolidated financial statements do not include and adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the three months ended April 30, 2019, we have generated revenue and are trying to achieve positive cash flows from operations.

As of April 30, 2019, we had a cash balance of $141,928, inventory of $303,419 and $7,216,728 in current liabilities. At the current cash consumption rate, we may need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	April 30 2019	January 31, 2019
Current assets	$522,348	$453,942
Current liabilities	7,216,728	5,850,518
Working capital (deficits)	$(6,694,380)	$(5,396,576)

Net cash provided in operations for the three months ended April 30, 2019 was $53,649 as compared to net cash used in operations of $166,993 for the three months ended April 30, 2018. Net cash provided by financing activities for the three months ended April 30, 2019 was $28,878 as compared to $238,212 for the same period in 2018.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures are once again effective. Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended April 30, 2019 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

(b)           Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2019, filed with the Commission on August 21, 2019 and investors are encouraged to review such risk factors below and in the Form 10-K, prior to making an investment in the Company.

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

The 4Less Group, Inc.

By:  /s/ Timothy Armes

Timothy Armes

Chairman (Director), Chief Executive Officer, President, Secretary and Treasurer

Date: October 28, 2019

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith.