Form 10-Q
period 2019-07-31
4Less Group, Inc.
filed 2019-11-20
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

OR

[_] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period ___________ to ____________.

Commission File Number 333-152444

THE 4LESS GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	7389	90-1494749
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

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

Yes [_]   No [X].

As of November 7, 2019, there were 324,345,734 shares of Common Stock of the issuer outstanding.

PART 1: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

THE 4LESS GROUP, INC.

Condensed Consolidated Balance Sheets

	July 31, 2019	January 31, 2019
	(Unaudited)	(*)
Assets
Current Assets
Cash and Cash Equivalents	$53,141	$59,401
Inventory	437,597	293,382
Prepaid Expenses	65,182	97,500
Other Current Assets	—	3,659
Total Current Assets	555,920	453,942
Operating Lease Assets	420,593	454,087
Property and Equipment, net of accumulated depreciation of $74,634 and $64,394	171,761	242,126

Total Assets	$1,148,274	$1,150,155

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$344,370	$216,455
Accrued Expenses	1,341,574	1,045,255
Accrued Expenses – Related Party	170,750	180,000
Short-Term Debt	350,294	381,512
Current Operating Lease Liability	72,971	74,179
Short-Term Convertible Debt, net of debt discount of $851,391 and $309,021	1,811,278	1,900,160
Derivative Liabilities	2,210,541	2,041,260
Current Portion – Long-Term Debt	12,252	11,697
Total Current Liabilities	6,314,030	5,850,518

Non-Current Lease Liability	347,622	379,908
Long-Term Debt	37,741	44,684

Total Liabilities	6,699,393	6,275,110

Commitments and Contingencies	—	—

Series -D Preferred Stock, $0.001 par value, 870 shares authorized, 870 and 870 shares issued and outstanding	—	—

Stockholders’ Deficit
Preferred Stock – Series A, $0.001 par value, 330,000 shares authorized, 0 and 0 shares issued and outstanding	—	—
Preferred Stock – Series B, $0.001 par value, 20,000 shares authorized, 20,000 and 20,000 shares issued and outstanding	20	20
Preferred Stock – Series C, $0.001 par value, 6,750 shares authorized, 6,750 and 6,750 shares issued and outstanding	7	7
Common Stock, $0.001 par value, 20,000,000,000 shares authorized, 17,925,734 and 604,301 shares issued and outstanding	17,926	604
Additional Paid In Capital	13,686,733	12,563,721
Accumulated Deficit	(19,255,805)	(17,689,307)
Total Stockholders’ Deficit	(5,551,119)	(5,124,955)

Total Liabilities and Stockholders’ Deficit	$1,148,274	$1,150,155

__________

* Derived from audited information

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended July 31, 2019 and 2018

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018

Revenue	$2,059,700	$2,052,419	$4,327,925	$4,441,842

Cost of Revenue	1,557,617	1,473,662	3,150,080	3,182,221

Gross Profit	502,083	578,757	1,177,845	1,259,621

Operating Expenses:
Depreciation	8,749	8,266	18,989	14,737
Postage, Shipping and Freight	119,753	98,699	231,985	211,291
Marketing and Advertising	74,766	48,241	121,379	81,897
E Commerce Services, Commissions and Fees	189,422	233,629	388,941	500,340
Operating lease cost	26,701	13,901	53,402	21,402
Personnel Costs	302,116	258,004	650,669	496,765
General and Administrative	240,373	81,460	494,531	156,375
Total Operating Expenses	961,880	742,200	1,959,896	1,482,807

Net Operating Loss	(459,797)	(163,443)	(782,051)	(223,186)

Other Income (Expense)
Loss on Sale of Property and Equipment	(6,947)	—	(6,947)	(13,322)
Gain (Loss) on Derivatives	998,792	—	88,350	—
Gain on Settlement of Debt	—	—	67,622	—
Amortization of Debt Discount	(170,684)	—	(473,050)	—
Interest Expense	(114,785)	(744)	(460,422)	(1,495)
Total Other Income (Expense)	706,376	(744)	(784,447)	(14,817)

Net Income (Loss)	$246,579	$(164,187)	$(1,566,498)	$(238,003)

Basic and Diluted Weighted Average Shares Outstanding; (1)	6,623,270	421,739	3,881,402	421,739
Basic and Diluted Income (Loss) per Share	$0.04	$(0.39)	$(0.40)	$(0.56)

__________

(1) The weighted average number of common shares outstanding at July 31, 2018 was computed by multiplying the number of the Company’s common shares outstanding as of July 31, 2018 by 2.63 based on the terms listed for the Company’s Series C Convertible Preferred Stock

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Six Months Ended July 31, 2019 and 2018

(Unaudited)

	Preferred Series A		Preferred Series B		Preferred Series C		Common Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total

January 31, 2018	—	$—	19,000	$19	6,750	$7	—	$—	$219,305	$(335,902)	$(120,571)

Paid in Capital by Shareholder	—	—	—	—	—	—	—	—	240,141	—	240,141

Net (Loss)	—	—	—	—	—	—	—	—	—	(238,003)	(238,003)

July 31, 2018	—	$—	19,000	$19	6,750	$7	—	$—	$455,446	$(573,905)	$(118,143)

January 31, 2019	—	$—	20,000	$20	6,750	$7	604,301	$604	$12,563,721	$(17,689,307)	$(5,124,955)

Conversion of Notes Payable and Accrued Interest to Common Stock	—	—	—	—	—	—	17,318,439	17,319	1,123,316	—	1,140,634

Common Stock Adjustment for 6000:1 Reverse Split	—	—	—	—	—	—	2,994	3	(304)	—	(301)

Net (Loss)	—	—	—	—	—	—	—	—	—	(1,566,498)	(1,566,498)

July 31, 2019	—	$—	20,000	$20	6,750	$7	17,925,734	$17,926	$13,686,733	$(19,255,805)	$(5,551,119)

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended July 31, 2019 and 2018

(Unaudited)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(1,566,498)	$(238,003)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	18,989	14,737
Change in Fair Value of Derivative Liabilities	(88,350)	—
Amortization of Debt Discount	473,050	—
Interest Expense Related to Derivative Liability in Excess of Face Value of Debt	84,940	—
Loan Penalties Capitalized to the Loan Included in Interest Expense	75,599	—
Loss on Sale of Property and Equipment	6,947	13,322
Accretion of Lease Liability	19,908	—
Gain on Settlement of Debt	(67,622)	—
Change in Operating Assets and Liabilities:
(Increase) in Prepaid Expenses	—	(9,742)
(Increase) in Inventory	(144,216)	(50,326)
Increase (Decrease) in Prepaids	32,318	—
Decrease in Other Current Assets	3,659	—
Increase (Decrease) in Accounts Payable	187,540	20,306
Increase (Decrease) in Accrued Expenses	431,627	(803)
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	(532,109)	(250,509)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	—	(63,232)
Proceeds from Disposal of Property and Equipment	55,650	30,602
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	55,650	(32,630)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to/from Officer	(9,250)	—
Paid In Capital by Officer / Shareholder	—	240,141
Proceeds on Short-Term Debt	741,500	—
Payments on Short-Term Debt	(828,913)	(64,273)
Payments on Long-Term Debt	(6,388)	(5,093)
Payments on Notes Payable	—	—
Payments on Notes Payable – Related Party	—	—
Proceeds from Short-Term Convertible Debt	573,250	—
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	470,199	170,775

NET INCREASE (DECREASE) IN CASH	(6,260)	(112,364)

CASH AT BEGINNING OF PERIOD	59,401	384,157

CASH AT END OF PERIOD	$53,141	$271,793

Supplemental Disclosure of Cash Flows Information:
Cash Paid for Interest	$26,609	$1,495
Income Taxes	$—	$—
Convertible Notes and Interest Converted to Common Stock	$616,013	$—
Derivative debt discount	$706,975	$—

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

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

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim unaudited consolidated financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented except for the recapitalization transaction described in Note 1 above. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended January 31, 2019 and notes thereto contained in the Company’s Annual Report on Form 10-K filed on August 21, 2019.

Principles of Consolidation:

The financial statements include the accounts of The 4LESS Group, Inc. as well as The 4LESS Corp. and JBJ Wholesale LLC. All significant inter-company transactions have been eliminated. All amounts are presented in U.S. Dollars unless otherwise stated.

Use of Estimates:

In order to prepare financial statements in conformity with accounting principles generally accepted in the United States, management must make estimates, judgments and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. The ultimate resolution of issues requiring these estimates and assumptions could differ significantly from resolution currently anticipated by management and on which the financial statements are based. Some significant estimates include the valuation of derivative liabilities, the imputed rate for leases, returns and allowances, and inventory.

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The carrying amount of cash and cash equivalents approximates fair market value.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Inventories are valued on a first-in, first-out (FIFO) basis. Inventory is comprised of finished goods.

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

On November 29, 2018, the Company completed a merger with The 4Less Corp., in which the Company issued shares to acquire the outstanding shares of The 4Less Corp., which resulted in a more than 50% change in control of the Company.  While the Company has not yet performed the required analysis, the Company is of the belief that the requirements governing its net operating loss carryforwards under section 382 of the Internal Revenue Code of the United States have been met.  The result of this is that going forward, the Company expects that it will be limited, which will not be known until its completion of the required analysis, in its utilization in any given year of those net operating loss carryforwards prior to their expiration.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of April 30, 2019:

	July 31, 2019	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities – embedded redemption feature	$2,210,541	$—	$—	$2,210,541
Totals	$2,210,541	$—	$—	$2,210,541

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

Derivative Liability

The derivative liabilities are valued as a level 3 input for valuing financial instruments. The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices and reclassification of equity instrument to liability due to insufficient shares for issuance. As the price of the common stock varies, it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date. When evaluating the effect of the issuance of new equity-linked or equity-settled instruments on previously issued instruments, the Company uses first-in, first-out method (“FIFO”) where authorized and unused shares would first be used to satisfy the earliest issued equity-linked instruments. As of July 31, 2019, warrants to purchase 583 common shares issued in July 2014 were not classified as derivative liability while the remaining warrants outstanding were classified as derivative liability based on the FIFO method.

The fair value of the derivative liability is determined using a lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate.

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue when control is transfered over the promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle:

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

The Company’s performance obligations are satisfied at the point in time when products are received by the customer, which is when the customer has title and obtained the significant risks and rewards of ownership. Therefore, the Company’s contracts have a single performance obligation (shipment of product). The Company primarily receives fixed consideration for sales of product. Shipping and handling amounts paid by customers are primarily for online orders, and are included in revenue. Sales tax and other similar taxes are excluded from revenue.

Revenue is recorded net of provisions for discounts and promotion allowances, which are typically agreed to upfront with the customer and do not represent variable consideration. Discounts and promotional allowances vary the consideration the Company is entitled to in exchange for the sale of products to customers. The Company recognizes these discounts and promotional allowances in the same period that the revenue is recognized for products sales to customers. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue.The customer pays the Company by credit card prior to delivery.

The Company offers a 30 day satisfaction guaranteed return policy however the customer must pay for the return shipment. The return must be previously authorized, cannot be either damaged or previously installed and must be in saleable condition. In the Company’s experience this amount is immaterial and therefore no provision has been recorded on the Company’s books. Any defective merchandise falls under the manufacturer’s limited warranty and is subject to the manufacturer’s inspection. The manufacturer has the option to repair or replace the item.

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

The Company had 5,667 warrants and 6,750 shares of Series C Preferred Stock outstanding at July 31, 2019 which were potentially dilutive common stock equivalents but would be antidilutive and are not included. As the Company incurred a net loss during the three months ended April 30, 2019, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive. Excluded from this calculation are convertible notes of $2,662,669 and $2,209,180 at July 31, 2019 and January 31, 2019, respectively, since the impact would be antidilutive thus not included. The warrants and Series C Preferred Stock could be converted into 47,150,347 common shares as of July 31, 2019 and could convert into 853,034.947 common shares at November 7, 2019.

Recently Issued Accounting Standards:

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

NOTE 2 – GOING CONCERN AND FINANCIAL POSITION

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative losses through July 31, 2019 of $19,255,805 and has a working capital deficit at July 31, 2019 of $5,758,110. As of July 31, 2019, the Company only had cash and cash equivalents of $53,141 and had short-term debt in default. The short-term debt agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date that the financial statements were issued.

The potential proceeds from the sale of common stock and other contemplated debt and equity financing, and increases in operating revenues from new development and business acquisitions might enable the Company to continue as a going concern. However, revenues have not been sufficient to cover operating costs that would permit the Company to continue as a going concern historically and there can be no assurance that the Company can or will be able to complete any debt or equity financing, or develop or acquire one or more business interests under favorable terms. The Company plans to grow revenues through the funding provided by investors through the issuance of debt and equity as well as strategic leveraging of its online brands. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Below is a summary of our lease assets and liabilities at July 31, 2019 and January 31, 2019.

Leases	Classification	July 31, 2019	January 31, 2019
Assets
Operating	Operating Lease Assets	$420,593	$454,087
Liabilities
Current
Operating	Current Operating Lease Liability	$72,971	$74,179
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	347,622	379,908
Total lease liabilities		$420,593	$454,087

Note: As most of our leases do not provide an implicit rate, we use our incremental borrowing rate of 8% based on the information available at commencement date in determining the present value of lease payments.

CAM charges were not included in operating lease expense and were expensed ion general and administrative expenses as incurred.

Operating lease cost was $26,701 and 13,901 for both the three months ended July 31, 2019 and July 31,2018, respectively and $53,402 and $21,402 for both the six months ended July 31, 2019 and July 31,2018, respectively.

In September 2019 the Company entered into an operating lease for premises with an annual rent of $15,480, a three year term commencing September 1, 2019 to August 31, 2022 and a one year renewal option.

NOTE 4 – SHORT-TERM AND LONG-TERM DEBT

The components of the Company’s debt as of July 31, 2019 and January 31 ,2019 were as follows:

	July 31, 2019		January 31, 2019
Vehicle Note Payable - $49,494, dated April 19, 2017, 7.24% interest, 72 payments of $851 starting May 29, 2017 and ending April 2023 (2)	$32,829		$38,690
Working Capital Note Payable - $175,000, dated March 16, 2019, repayment of 10% of all eBay sales until paid in full, minimum payments of $17,769 per quarter until paid, fees of $2,696 repaid in full on May 9. 2019	—		—
Working Capital Note Payable-$ 200,000 dated May 12, 2019 , repayment of 10% of all eBay sales proceeds until paid in full, minimum payment of $20,341 per quarter, repaid in full on July 11, 2019, fees of $3,418	—		—
Working Capital Note Payable-$ 200,000 dated July 19, 2019 , repayment of 10% of all eBay sales proceeds until paid in full, minimum payment of $20,334 per quarter until paid by October 24, 2019, fees of $3,343 effective interest rate of 7% (4)	184,065	*	—
Working Capital Note Payable - $175,000, dated January 15, 2019, repayment of 10% of all eBay sales until paid in full, minimum payments of $12,695 per quarter until paid	—		153,057
Amazon working capital note, original loan of $94,000 Sept 6, 2018, 9.22% interest, monthly payments of $16,091 paid in full March 5, 2019	—		31,814
SFS Funding Loan, original loan of $298,400 October 5, 2018, 24% interest, weekly payments of $7581, maturing October 9, 2019 (3)	44,114	*	194,642
Forklift Note Payable, original note of $20,432.59 Sept 26,2018, 6.23% interest, 60 monthly payments of $394.54 ending August 2023 (1)	17,164		19,690
Loan dated July 31, 2019 , $61,200 including $1,200 fee due and paid August 6, 2019	61,200	*	__
Demand loan -$122,000 dated August 19, 2019 25% interest, 5% fee on outstanding balance	46,000	*	—
Demand loan-$2,500, dated March 8, 2019, 25% interest, 5% fee on outstanding balance	2,500	*	—
Demand loan -$65,500 dated February 27, 2019, 25% interest, 5% fee on outstanding balance, Secured by the general assets of the Company	12,415	*	—
Total	$400,287		$437,893

__________

* Short -term notes of $ 350,294

(1) Secured by equipment having a net book value of $18.243

(2) Secured by equipment having a net book value of $61,744

(3) The Company has pledged a security interest on all accounts receivable and banks accounts of the Company.  Obligation under personal guaranty by controlling shareholder of the Company.

(4) The Company has pledged a security interest on all accounts receivable and banks accounts of the Company.

The Company had accrued interest payable of $20,640 and $0 interest on the notes at July 31, 2019 and January 31, 2019, respectively.

The following are the minimum amounts due on the long-term notes:

Year Ended	Amount
July 31, 2020	$12,252
July 31, 2021	13,440
July 31, 2022	13,440
July 31, 2023	10,443
July 31, 2024	418
Total	$49,993

NOTE 5 – SHORT-TERM CONVERTIBLE DEBT

The components of the Company’s short term convertible debt (iii) as of July 31, 2019 and January 31, 2019 were as follows:

	Interest	Default Interest	Conversion	Outstanding Principal at
Maturity Date	Rate	Rate	Price	July 31, 2019	January 31, 2019
Nov 4, 2013*	12%	12%	$0.075	$100,000	$100,000
Jan 31, 2014*	12%	18%	$0.10	16,000	16,000
Apr 24, 2020	12%	24%	$0.10	69,730	69,730
July 31, 2013*	12%	12%	$0.06	5,000	5,000
Jan 31, 2014*	12%	12%	$0.10	30,000	30,000
Dec 24, 2015*	8%	24%	(1)	5,000	5,000
Sep 10, 2017	8%	24%	(2)	—	37,958
Sep 10, 2017*	8%	24%	(2)	2,375	2,375
Sep 10, 2017	8%	24%	(2)	—	16,600
Sep 10, 2017	8%	24%	(2)	—	38,677
Dec 4, 2017*	8%	24%	(2)	22,388	25,000
Feb 3, 2017*	8%	24%	(5)	25,000	25,000
Mar 3, 2017*	8%	24%	(5)	300	30,000
Mar 3, 2017*	8%	24%	(5)	20,100	30,000
Mar 24, 2017	8%	24%	(6)	—	10,950
Apr 24, 2020	12%	24%	(6)	715,201	738,896
July 8, 2015*	8%	24%	(1)	5,500	5,500
Apr 24, 2020	8%	24%	(1)	4,500	4,500
Apr 24, 2020	8%	24%	(1)	23,297	23,297
Apr 24, 2020	8%	24%	(1)	7,703	7,703
Apr 24, 2020	8%	24%	(1)	26,500	26,500
July 19, 2016*	8%	24%	(1)	5,000	5,000
March 24, 2017*	8%	24%	(6)	4,100	25,000
Dec 27, 2018	15%	24%	(4)	—	56,925
Dec 27, 2018	15%	24%	(4)	—	1,202
Jan 5, 2019*	15%	24%	(4)	4,444	18,325
Feb 20, 2019*	10%	10%	(7)	343,047	274,438
Mar 23, 2019	15%	24%	(3)	—	12,355
Jun 6, 2019*	12%	18%	(8)	43,577	123,750
Oct 24, 2019	8%	24%	(5)	47,250	47,250
Nov 14, 2019	8%	24%	(5)	78,750	78,750
Dec 14, 2019	8%	24%	(5)	130,000	130,000
Dec 28, 2019	12%	18%	(3)	133,333	125,000
Jan 9, 2020	8%	24%	(5)	62,500	62,500
March 1, 2020	10%	15%	(9)	61,425	—
March 14, 2020(i)	15%	24%	(11)	55,000	—
April 3, 2020(ii)	8%	24%	(2)	172,149	—
April 12, 2020(ii)	10%	24%	(10)	75,000	—
May 13, 2020(i)	15%	24%	(11)	55,000	—
May 14, 2020(ii)	8%	24%	(2)	52,500	—
May 24, 2020(i)	15%	24%	(11)	40,000	—
June 11, 2020(i)	15%	24%	(11)	85,000	—
June 26, 2020(i)	15%	24%	(11)	76,000	—
July 11, 2020(i)	15%	24%	(11)	60,000	—
Sub-total				2,662,669	2,209,181
Debt Discount				(851,391)	(309,021)
				$1,811,278	$1,900,160

__________

(1)	52% of the lowest trading price for the fifteen trading days prior to conversion day.
(2)	50% of the lowest trading price for the fifteen trading days prior to conversion day.
(3)	50% of the lowest trading price for the twenty trading days prior to conversion day.

(4)	50% of the lowest trading price for the forty trading days prior to conversion day, but not higher than $0.000075.
(5)	50% of the lowest trading price for the fifteen trading days prior to conversion day, but not higher than $0.001.
(6)	50% of the lowest trading price for the fifteen trading days prior to conversion day, but not higher than $0.005.
(7)	60% of the lowest trading price for the fifteen trading days prior to conversion day.
(8)	52% of the lowest trading price for the twenty trading days prior to conversion day.
(9)	55% of the lowest trading price for the twenty trading days prior to conversion day.
(10)	50% of the lowest trading price for the twenty-five trading days prior to conversion day.
(11)	50% of the lowest bid price for the twenty-five trading days prior to conversion day.
*	In default

(i) If the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the effective Conversion Price as calculated in Section 4(a) is less than $0.0001 at any time (regardless of whether or not a Conversion Notice has been submitted to the Company), the Principal Amount of the Note shall increase by ten thousand dollars ($10,000) (under Holder’s and Company’s expectation that any Principal Amount increase will tack back to the Issuance Date). In addition, the Conversion Price shall be permanently redefined to equal the lesser of (a) $0.00001 or (b) 50% of the lowest traded price during the twenty five (25) consecutive Trading Days immediately preceding the applicable Conversion Date on which the Holder elects to convert all or part of this Note, subject to adjustment as provided in this Note. If the Company fails to maintain the share reserve at the 4x discount of the note 60 days after the issuance of the note, the conversion discount shall be increased by 10%. If at any time while this Note is outstanding, an Event of Default (as defined herein) occurs, then an additional discount of 15% shall be factored into the Variable Conversion Price until this Note is no longer outstanding (resulting in a discount rate of 65% assuming no other adjustments are triggered hereunder). These above contingencies have not occurred.

(ii) In the event the Company experiences a DTC ” Chill” on its shares, the conversion price shall be decreased to 40% instead of 50% while that “Chill” is in effect. If the Company fails to maintain the share reserve at the 4x discount of the note 60 days after the issuance of the note, the conversion discount shall be increased by 10%.

(iii) The share purchase agreements ancillary to the convertible note agrements do not allow the lender to engage in short sales.

The Company had accrued interest payable of $583,155 and $463,839 on the notes at July 31, 2019 and January 31, 2019, respectively.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that some instruments should be classified as liabilities due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The instruments are measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a discount to the note on the debt modification date. For the six months ended July 31, 2019 and 2018, the Company recorded amortization expense of $473,050 and $0, respectively. See more information in Note 6.

During the six months ended July 31, 2019 the Company entered into new convertible notes totaling $732,074 with one year maturities, interest rates ranging from 8%-15%, the Company received $573,250 in cash proceeds, recorded original issue discounts of $41,675 and loan and interest of $117,149 was transferred from existing notes of the same lender.

During the six months ended July 31, 2019, the Company converted a total of $464,582 of the convertible notes, $151,431 accrued interest and $5,500 in fees into 17,318,439 common shares and the Company released the associated derivative liability of $547,954 referred to in Note 6. Also, $252,795 in loan penalties were added to various note balances with $75,599 recorded as interest expense and $177,196 recorded as part of the amortization of debt discount.

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

As of July 31, 2019 and January 31, 2019, the Company had derivative liabilities of $2,210,541 and $2,041,260, respectively. During the three months ended July 31, 2019 and 2018, the Company recorded a gain of $998.792 and $0, from the change in the fair value of derivative liabilities, respectively During the six months ended July 31, 2019 and 2018, the Company recorded a gain of $88,350 and $0, from the change in the fair value of derivative liabilities, respectively. Any liabilities resulting from the warrants outstanding are immaterial.

The derivative liabilities are valued as a level 3 input for valuing financial instruments.

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices which are linked to the trading and/or bid prices of the Company’s common stock as traded on the OTC market. As the price of the common stock varies it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date.

The fair value of the derivative liability is determined using the lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. In our calculation at July 31, 2019, stock price range from $0.01-$1.00 volatility ranged from 338.3% to 525.3%, the term ranged from 0.22 to 3.00 years, and the risk free interest rate was from 0.64% to 2.55%.

Level 3
Derivatives
Balance, January 31, 2019	$2,041,260
Changes due to Issuance of New Convertible Notes	805,585
Reduction of derivative due to extinguishment	(28,833)
Changes due to Conversion of Notes Payable	(519,121)
Mark to Market Change in Derivatives	(88,350)
Balance, July 31, 2019	$2,210,541

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock:

The Series A Preferred Stock has an automatic forced conversion into common stock upon the completion of the repurchase or extinguishing of all “toxic” debt (notes having conversion features tied to the Company’s common stock), the extinguishing of all other existing dilutive debt or equity structures, and total recapitalization of the Company. As of both July 31, 2019, and January 31, 2019 the Company had 0 shares of Series A Preferred issued and outstanding and 330,000 authorized with a par value of $0.001 per share.

At both July 31, 2019 and January 31, 2019, respectively, there were 20,000 and 20,000 Series B preferred shares outstanding. The Series B Preferred Stock have voting rights equal to 51% of the total voting rights at any time. There are no conversion rights granted holders of Series B Preferred shares, they are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 20,000 Series B preferred shares authorized and issued of the Series B Preferred Stock with a par-value of $0.001 per share.

At both July 31, 2019 and January 31, 2019, there were 6,750 Series C preferred shares outstanding, respectively. The Series C Preferred Stock have the right to convert into the common stock of the Company by multiplying the number of issued and outstanding shares of common stock by 2.63 on the conversion date. The holders of Series C Preferred shares are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 6,750 Series C preferred shares authorized and 6,750 shares issued with a par-value of $0.001 per share.

At both July 31, 2019 and January 31, 2019, there were 870 Series D preferred shares authorized and outstanding, respectively which with a par value $.001. All shares of Series D Preferred Stock will rank subordinate and junior to all shares of Series A, B and C of Preferred Stock of the Corporation and pari passu with any of the Corporation’s preferred stock hereafter created as to distributions of assets upon dissolution or winding up of the Corporation, whether voluntary or involuntary. These shares are non-voting, do not receive dividends and are redeemable according to the terms set out below:

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

Common Stock:

The Company is authorized to issue 20,000,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. At July 31, 2019 and January 31, 2019, there were 17,925,734 and 604,301 shares outstanding, respectively. No dividends were paid in either the six months ended July 31, 2019 or 2018.

The Company issued the following shares of common stock in the six months ended July 31  2019:

Conversion of $464,582 Notes Payable and $151,431 Interest and $5,500 in Fees to 17,318,439 shares of Common Stock.

Options and Warrants:

The Company recorded option and warrant expense of $0 and $0 for the six months ended July 31, 2019 and 2018, respectively.

The Company issued no options or warrants in the three months ended July 31, 2019.

The Company had the following options and warrants outstanding at July 31, 2019:

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

NOTE 8 – RELATED PARTY TRANSACTIONS

As of July 31, 2019 and January 31, 2019, the Company had $170,750 and $ 180,000, respectively, of accrued expenses- related party.

In April 2018, the Company’s landlord entered into an agreement with controlling shareholder of the Company, which was amended in November 2019, such that the Company obtained a rent abatement of approximately $150,000 over a 20 month period of the terms of the two leases. As of July 31, 2019 and January 31, 2019, the balance of prepaid rent totaled $52,500 and $97,500, respectively.

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

Maturity of Lease Liabilities	Operating Leases
July 31, 2020	$106,804
July 31, 2021	106,804
July 31, 2022	106,804
July 31, 2023	106,804
July 31, 2024	30,004
After July 31, 2024	70,003
Total lease payments	520,823
Less: Interest	(100,230)
Present value of lease liabilities	$420,593

The Company had total rent expense and operating lease cost of $40,927and $26,531 for the three months ended July 31, 2019 and 2018 respectively.

The Company had total rent expense and operating lease cost of $80,586 and $46,912 for the six months ended July 31, 2019 and 2018 respectively.

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

Conversion of notes

Subsequent to the balance sheet date through to November 7, 2019 , 306,420,000 shares were issued for the conversion of $188,802 principal, and $61,364 of interest totaling $250,166 of convertible notes that had a conversion price at 50% of the lowest market price during the period the Company fails to make all periodic filings with the SEC.

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

On October 14, 2019, the Company entered into a loan agreement for $67,200 including $7,200 in fees and net proceeds of $60,000. The loan has average monthly payments of $ 11,200 over the 6 month term

On October 24, 2019, the Company issued a convertible note with principal of $122,000 and net proceeds of $114,000. The note bears interest at 15% per annum and mature in twelve months from the issuance date. The note can be converted at a price equal to 50% of the lowest bid price of common stock reported on the National Quotations Bureau OTC Markets for the 25 days prior to the conversion.

On October 25, 2019 the Company entered into a working capital loan for  $200,000, repayment of 10% of all eBay sales daily until paid in full, minimum payments of $20,417 per quarter until paid with  fees of $ 4,173.

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

Company

The 4LESS Group Inc. (“FLES”, the “Company”, “we” or “us”), the Company described herein, was incorporated under the laws of the State of Nevada on December 5, 2007, with offices located at 4850 N Rancho Dr # 130, Las Vegas NV 89130. It can be reached by phone at (662) 510-5866.

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

Results of Operations for the Three Months Ended July 31, 2019 Compared to the Three Months Ended July 31, 2018

We had revenue of $2,059,700 for the three months ended July 31, 2019, compared to $2,052,419 for the three months ended July 31, 2018. We had total cost of revenues of $1,557,617 for the three months ended July 31, 2019, compared to cost of revenues of $1,473,662 for the three months ended July 31, 2018. For the three months ended July 31, 2019 and 2018 gross profit was $502,083 and $578,757, respectively. Sales increased slightly by $7,281. Although we discontinued sales on Amazon.com because of lower profitability we increased our sales by increasing traffic to our other websites to compensate. Cost of revenues increased due to a change in product mix and fewer drop shipments to customers.

We had total operating expenses of $961,880 for the three months ended July 31, 2019, consisting of $8,749 of depreciation, $119,753 postage, shipping and freight, $74,766 of marketing and advertising, $189,422 of e-commerce expenses, commissions and fees, $26,701 of operating lease cost, $302,116 of personnel costs and $240,373 of general and administrative expenses. For the three months ended July 31, 2018, we had total operating expenses of $742,200, consisting of $8,266 of depreciation, $98,699 postage, shipping and freight, $48,241 of marketing and advertising expenses, $233,629 of e-commerce expenses, commissions, and fees, $13,901 of operating lease cost, $258,004 of personnel costs and $81,460 of general and administrative expenses. Operating expenses for the three months ended July 31, 2019 were generally higher because they were the combined operations of the 4 Less Group Inc. whereas the prior period consisted of the results of The 4 Less Corp. only. The greatest increase was in personnel costs as we invested heavily to make sure we had great customer service and support, both in the office and with customers, as we grow our business. In comparing the three months ended July 31, 2019 and July 31, 2018: postage, shipping and freight increased by $21,054 due to fewer drop shipments in 2019 thus higher shipping costs, due to an expanding product line there were new items that needed to be warehoused and shipped. Marketing and advertising increased by $26,525 as more money was spent to drive traffic to websites were no commissions and fees are paid which explains the decrease in e-commerce expenses, commissions, and fees of $ 44,207 which represents the fees paid on the discontinued sales mentioned above. General and admin increased due to the inclusion of the 4 Less Group Inc. in 2019 as mentioned above as well as a new warehouse added in July 2018 and health insurance added in 2019.

We had total other income (expense) of $706,376 for the three months ended July 31, 2019, consisting of interest expense of $(114,785), gain on derivatives of $998,792, and amortization of debt discount of $(170,684). We had total other income (expense) of $(744) for three months ended July 31, 2018, consisting of interest expense of $(744) and loss on sale property and equipment of $(6,947). Again the results of the three months ended July 31, 2019 were generally higher because they were the combined operations of The 4 Less Group Inc. which contained the interest, discount and derivatives derived from the convertible debt whereas the prior period consisted of the results of The 4 Less Corp. only which had none.

We had a net loss of $246,579 for the three months ended July 31, 2019, compared to a net loss of $164,187 for the three months ended July 31, 2018 explained in the reasons given above.

Results of Operations for the Six Months Ended July 31, 2019 Compared to the Six Months Ended July 31, 2018

We had revenue of $4,327,925 for the six months ended July 31, 2019, compared to $4,441,842 for the six months ended July 31, 2018. We had total cost of revenues of $3,150,080 for the six months ended July 31, 2019, compared to cost of revenues of $3,182,221 for the six months ended July 31, 2018. For the six months ended July 31, 2019 and 2018 gross profit was $1,177,845 and $1,259,621, respectively. Sales decreased due to discontinuing sales on Amazon.com because of higher commission expenses. Cost of revenues and gross profit decreased as sales decreased, however, the Company’s profitability was higher due to now lower commission expenses.

We had total operating expenses of $1,959,896 for the six months ended July 31, 2019, consisting of $18,989 of depreciation, $231,985 postage, shipping and freight, $121,379 of marketing and advertising, $388,941 of e-commerce expenses, commissions and fees, $53,402 of operating lease cost, $650,669 of personnel costs and $494,531 of general and administrative expenses. For the six months ended July 31, 2018, we had total operating expenses of $1,482,807, consisting of $14,737 of depreciation, $211,291 postage, shipping and freight, $81,897 of marketing and advertising expenses, $500,340 of e-commerce expenses commissions and fees,

$21,402 of operating lease cost, $496,765 of personnel costs and $156,375 of general and administrative expenses. Operating expenses for the six months ended July 31, 2019 were generally higher because they were the combined operations of the 4 Less Group Inc. whereas the prior period consisted of the results of The 4 Less Corp. only. The greatest increase was in personnel costs as we invested heavily to make sure we had great customer service and support, both in the office and with customers, as we grow our business. In comparing the six months ended July 31, 2019 and July 31, 2018 : postage, shipping and freight increased by $20,694 due to fewer drop shipments in 2019 thus higher shipping costs , due to an expanding product line there were new items that needed to be warehoused and shipped. Marketing and advertising increased by $39,482 as more money was spent to drive traffic to websites were no commissions and fees are paid which explains the decrease in e-commerce expenses, commissions, and fees of $111,399 which represents the fees paid on the discontinued sales mentioned above. General and admin increased due to the inclusion of the 4 Less Group Inc. in 2019 as mentioned above as well as a new warehouse added in July 2018 and health insurance added in 2019.

We had total other income (expense) of $(784,447) for the six months ended July 31, 2019, consisting of interest expense of $(460,422), gain on derivatives of $88,350, gain on settlement of debt of $67,622, loss on sale of property and equipment of $(6,947) and amortization of debt discount of $(473,050). We had total other income (expense) of $(14,817) for six months ended July 31, 2018, consisting of interest expense of $(1,495) and loss on sale of property and equipment of $(13,322). Again the results of the six months ended July 31, 2019 were generally higher because they were the combined operations of The 4 Less Group Inc. which contained the interest, discount and derivatives derived from the convertible debt whereas the prior period consisted of the results of The 4 Less Corp. only which had none.

We had a net loss of $1,566,498 for the six months ended July 31, 2019, compared to a net loss of $238,003 for the six months ended July 31, 2018 explained in the reasons given above.

Liquidity and Capital Resources

Management believes that we will continue to incur losses for the immediate future. Therefore, we will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited consolidated financial statements do not include and adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the three months ended July 31, 2019, we have generated revenue and are trying to achieve positive cash flows from operations.

As of July 31, 2019, we had a cash balance of $53,141, inventory of $437,597 and $6,314,030 in current liabilities. At the current cash consumption rate, we may need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	July 31 2019	January 31, 2019
Current assets	$555,920	$453,942
Current liabilities	6,314,030	5,850,518
Working capital (deficits)	$(5,758,110)	$(5,396,576)

Net cash used in operations for the six months ended July 31, 2019 was $532,109 as compared to net cash used in operations of $250,509 for the six months ended July 31, 2018. Net cash provided from investing activities was $55,650 for the six months ended July 31, 2019 compared to cash used by financing activities of $33,630 for the six months ended July 31, 2018. Net cash provided by financing activities for the six months ended July 31, 2019 was $470,199 as compared to $170,775 for the same period in 2018.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures are once again effective. Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended July 31, 2019 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

Date: November 20, 2019

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith.