Form 10-K/A
period 2019-01-31
4Less Group, Inc.
filed 2019-11-27
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K/A

(Amendment no.1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐          No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐         No ☒

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

Yes ☐   No ☒

As of November 7, 2019, there were 324,345,734 shares of Common Stock of the issuer outstanding.

EXPLANATORY NOTE

The4Less Group, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its Quarterly Report on Form 10-K for the year ended January 31, 2019, which was originally filed on August 21, 2019 (the “Original Filing”) for the sole purpose of furnishing Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

Other than the addition of Exhibit 101, no other changes have been made to the Original Filing.

This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Filing and does not modify or update in any way disclosures made in the Form 10-K for the year ended January 31, 2019.

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