Form 10-Q
period 2019-10-31
4Less Group, Inc.
filed 2019-12-18
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

Yes [_]   No [X].

As of December 12, 2019, there were 1,324,796,785 shares of Common Stock of the issuer outstanding.

PART 1: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

THE 4LESS GROUP, INC.

Condensed Consolidated Balance Sheets

	October 31, 2019	January 31, 2019
	(Unaudited)	(*)
Assets
Current Assets
Cash and Cash Equivalents	$128,028	$59,401
Inventory	350,108	293,382
Prepaid Expenses	43,609	97,500
Other Current Assets	4,062	3,659
Total Current Assets	525,807	453,942
Operating Lease Assets	508,155	454,087
Property and Equipment, net of accumulated depreciation of $67,139 and $64,394	98,667	242,126

Total Assets	$1,132,629	$1,150,155

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$264,363	$216,455
Accrued Expenses	1,598,100	1,045,255
Accrued Expenses – Related Party	155,750	180,000
Short-Term Debt	469,338	381,512
Current Operating Lease Liability	93,640	74,179
Short-Term Convertible Debt, net of debt discount of $845,160 and $309,021	1,866,400	1,900,160
Derivative Liabilities	2,441,386	2,041,260
Current Portion – Long-Term Debt	4,734	11,697
Total Current Liabilities	6,893,711	5,850,518

Non-Current Lease Liability	396,879	379,908
Long-Term Debt	11,177	44,684

Total Liabilities	7,301,767	6,275,110

Commitments and Contingencies	—	—

Series -D Preferred Stock, $0.001 par value, 870 shares authorized, 870 and 870 shares issued and outstanding	—	—

Stockholders’ Deficit
Preferred Stock – Series A, $0.001 par value, 330,000 shares authorized, 0 and 0 shares issued and outstanding	—	—
Preferred Stock – Series B, $0.001 par value, 20,000 shares authorized, 20,000 and 20,000 shares issued and outstanding	20	20
Preferred Stock – Series C, $0.001 par value, 6,750 shares authorized, 6,750 and 6,750 shares issued and outstanding	7	7
Common Stock, $0.001 par value, 20,000,000,000 shares authorized, 265,385,734 and 604,301 shares issued and outstanding	265,386	604
Additional Paid In Capital	13,809,266	12,563,721
Accumulated Deficit	(20,243,817)	(17,689,307)
Total Stockholders’ Deficit	(6,169,138)	(5,124,955)

Total Liabilities and Stockholders’ Deficit	$1,132,629	$1,150,155

__________

* Derived from audited information

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended October 31, 2019 and 2018

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018

Revenue	$1,890,461	$2,046,256	$6,218,386	$6,488,098

Cost of Revenue	1,542,836	1,537,140	4,692,915	4,719,360

Gross Profit	347,625	509,116	1,525,471	1,768,738

Operating Expenses:
Depreciation	7,033	11,422	26,021	26,159
Postage, Shipping and Freight	110,385	86,018	342,370	297,309
Marketing and Advertising	23,827	68,145	145,206	150,042
E Commerce Services, Commissions and Fees	163,002	224,521	551,943	724,862
Operating lease cost	30,360	26,701	83,762	48,102
Personnel Costs	251,923	319,603	902,592	816,369
General and Administrative	230,583	51,524	725,116	207,899
Total Operating Expenses	817,113	787,934	2,777,010	2,270,742

Net Operating Loss	(469,488)	(278,818)	(1,251,539)	(502,004)

Other Income (Expense)
Gain (Loss) on Sale of Property and Equipment	4,436	—	4,436	(13,322)
Gain (Loss) on Derivatives	(196,303)	—	(107,953)	—
Gain on Settlement of Debt	—	—	67,623	—
Amortization of Debt Discount	(212,004)	—	(462,175)	—
Interest Expense	(121,601)	(5,686)	(804,902)	(7,181)
Total Other Income (Expense)	(525,472)	(5,686)	(1,302,971)	(20,503)

Net Income (Loss)	$(994,960)	$(284,504)	$(2,554,510)	$(522,507)

Basic and Diluted Weighted Average Shares Outstanding; (1)	82,730,951	466,672	30,452,402	466,672
Basic and Diluted Income (Loss) per Share	$(0.01)	$(0.61)	$(0.08)	$(1.12)

__________

(1) The weighted average number of common shares outstanding at October 31, 2018 was computed by multiplying the number of the Company’s common shares outstanding as of October 31, 2018 by 2.63 based on the terms listed for the Company’s Series C Convertible Preferred Stock

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Six Months Ended October 31, 2019 and 2018

(Unaudited)

	Preferred Series A		Preferred Series B		Preferred Series C			Common Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Shares		Amount	Shares	Amount	Capital	Earnings	Total

January 31, 2018	—	$—	19,000	$19	6,750		$7	—	$—	$215,305	$(335,902)	$(120,571)

Paid in Capital by Shareholder	—	—	—	—	—		—	—	—	244,311	—	244,311

Net (Loss)	—	—	—	—	—		—	—	—	—	(522,507)	(522,507)

October 31, 2018	—	$—	19,000	$19	6,750		$7	—	$—	$459,616	$(858,409)	$(398,767)

January 31, 2019	—	$—	20,000	$20	6,750		$7	604,301	$604	$12,563,721	$(17,689,307)	$(5,124,955)

Conversion of Notes Payable and Accrued Interest to Common Stock	—	—	—	—	—		—	264,778,439	264,779	596,731	—	861,510

Derivative Liability Reclassified as Equity Upon Conversion of notes	—	—	—	—		—	—	—	—	669,352	—	669,352

Common Stock Adjustment for 6000:1 Reverse Split	—	—	—	—	—		—	2,994	3	(20,538)	—	(20,535)

Net (Loss)	—	—	—	—	—		—	—	—	—	(2,554,510)	(2,554,510)

October 31, 2019	—	$—	20,000	$20	6,750		$7	265,385,734	$265,386	$13,809,266	$(20,243,817)	$(6,169,138)

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended October 31, 2019 and 2018

(Unaudited)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(2,554,510)	$(522,507)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	26,021	26,159
Change in Fair Value of Derivative Liabilities	107,953	—
Amortization of Debt Discount	462,175	—
Interest Expense Related to Derivative Liability in Excess of Face Value of Debt	84,940	—
Loan Penalties Capitalized to the Loan Included in Interest Expense	298,478	—
(Gain) Loss on Sale of Property and Equipment	(4,436)	13,322
Gain on Settlement of Debt	(67,623)	—
Change in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	53,891	(9,742)
(Increase) in Inventory	(56,727)	(124,766)
(Increase) Decrease in Other Current Assets	(403)	—
Increase (Decrease) in Accounts Payable	(17,167)	104,665
Increase (Decrease) in Accrued Expenses	811,287	(1,097)
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	(856,121)	(513,966)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(3,948)	(135,456)
Proceeds from Disposal of Property and Equipment	137,035	30,602
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	133,087	(104,854)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to/from Officer	(24,250)	—
Paid In Capital by Officer / Shareholder	—	244,311
Proceeds on Short-Term Debt	1,160,000	809,920
Payments on Short-Term Debt	(1,090,869)	(409,917)
Proceeds on Long-Term Debt	—	20,433
Payments on Long-Term Debt	(40,470)	(7,859)
Payments on Notes Payable	—	—
Payments on Notes Payable – Related Party	—	—
Proceeds from Short-Term Convertible Debt	787,250	—
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	791,661	656,888

NET INCREASE (DECREASE) IN CASH	68,627	38,068

CASH AT BEGINNING OF PERIOD	59,401	384,157

CASH AT END OF PERIOD	$128,028	$422,225

Supplemental Disclosure of Cash Flows Information:
Cash Paid for Interest	$51,294	$7,181
Income Taxes	$—	$—
Convertible Notes, Interest and Derivatives Related to Converted Notes	$1,530,862	$—
Operating Lease Liability to Operating Lease Asset	$89,942	$317,742
Derivative debt discount	$990,358	$—

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of October 31, 2019:

	October 31, 2019	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities – embedded redemption feature	$2,441,386	$—	$—	$2,441,386
Totals	$2,441,386	$—	$—	$2,441,386

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

Derivative Liability

The derivative liabilities are valued as a level 3 input for valuing financial instruments. The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices and reclassification of equity instrument to liability due to insufficient shares for issuance. As the price of the common stock varies, it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date. When evaluating the effect of the issuance of new equity-linked or equity-settled instruments on previously issued instruments, the Company uses first-in, first-out method (“FIFO”) where authorized and unused shares would first be used to satisfy the earliest issued equity-linked instruments. As of October 31, 2019, warrants to purchase 583 common shares issued in October 2014 were not classified as derivative liability while the remaining warrants outstanding were classified as derivative liability based on the FIFO method.

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

Revenue is recorded net of provisions for discounts and promotion allowances, which are typically agreed to upfront with the customer and do not represent variable consideration. Discounts and promotional allowances vary the consideration the Company is entitled to in exchange for the sale of products to customers. The Company recognizes these discounts and promotional allowances in the same period that the revenue is recognized for products sales to customers. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue. The customer pays the Company by credit card prior to delivery.

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

The Company had 5,667 warrants and 6,750 shares of Series C Preferred Stock outstanding at October 31, 2019 which were potentially dilutive common stock equivalents but would be antidilutive and are not included. As the Company incurred net losses during the three months and nine months ended October 31, 2019, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive. Excluded from this calculation are convertible notes of $2,711,560 and $2,209,180 at October 31, 2019 and January 31, 2019, respectively, since the impact would be antidilutive thus not included. The warrants and Series C Preferred Stock could be converted into 697,970,147 common shares as of October 31, 2019 and could convert into 2,913,972,040 common shares at December 10, 2019.

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

NOTE 2 – GOING CONCERN AND FINANCIAL POSITION

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative losses through October 31, 2019 of $20,243,817 and has a working capital deficit at October 31, 2019 of $6,367,904. As of October 31, 2019, the Company only had cash and cash equivalents of $128,028 and had short-term debt in default. The short-term debt agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date that the financial statements were issued.

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

Below is a summary of our lease assets and liabilities at October 31, 2019 and January 31, 2019.

Leases	Classification	October 31, 2019	January 31, 2019
Assets
Operating	Operating Lease Assets	$508,155	$454,087
Liabilities
Current
Operating	Current Operating Lease Liability	$93,640	$74,179
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	396,879	379,908
Total lease liabilities		$490,519	$454,087

Note: As most of our leases do not provide an implicit rate, we use our incremental borrowing rate of 8% based on the information available at commencement date in determining the present value of lease payments.

CAM charges were not included in operating lease expense and were expensed ion general and administrative expenses as incurred.

Operating lease cost was $30,360 and $13,901 for both the three months ended October 31, 2019 and October 31,2018, respectively and $83,762 and $21,402 for both the nine months ended October 31, 2019 and October 31,2018, respectively.

In September 2019 the Company entered into an operating lease for premises with an annual rent of $15,480, a three year term commencing September 1, 2019 to August 31, 2022 and a one year renewal option.

In October 2019 the Company entered into an operating lease for a vehicle with an annual cost of $9,067 and a three year term. The company paid initial fees of $17,744 and will pay fees on lease termination of $395. On a straight-line basis these costs amount to

$1,259 per month.

NOTE 4 – SHORT-TERM AND LONG-TERM DEBT

The components of the Company’s debt as of October 31, 2019 and January 31 ,2019 were as follows:

	October 31, 2019		January 31, 2019
Vehicle Note Payable - $49,494, dated April 19, 2017, 7.24% interest, 72 payments of $851 starting May 29, 2017 and ending April 2023 (2), repaid in full on August 13, 2019	$—		$38,690
Working Capital Note Payable - $175,000, dated March 16, 2019, repayment of 10% of all eBay sales until paid in full, minimum payments of $17,769 per quarter until paid, fees of $2,696 repaid in full on May 9, 2019	—		—
Working Capital Note Payable-$ 200,000 dated May 12, 2019, repayment of 10% of all eBay sales proceeds until paid in full, minimum payment of $20,341 per quarter, repaid in full on July 11, 2019, fees of $3,418	—		—
Working Capital Note Payable-$ 200,000 dated October 25, 2019, repayment of 10% of all eBay sales proceeds until paid in full, minimum payment of $20,417, fees of $4,173 effective interest rate of 7% (4), maturing January 25, 2020(4)	197,423	*	—
Loan dated October 8, 2019, repayable at $4,678.86 per month commencing on November 8, 2019, maturing April 8, 2021, interest at 15% per annum	75,000	*	—
Loan dated October 14, 2019, repayable in average monthly instalments od $11,200, maturing April 14, 2020, interest and fees $ 7,200, effective interest 35.50% per annum(5)	60,000	*	—
Working Capital Note Payable-$ 200,000 dated July 19, 2019, repayment of 10% of all eBay sales proceeds until paid in full, minimum payment of $20,334, fees of $3,343 effective interest rate of 7% (4), repaid in full on October 22, 2019	—		—
Working Capital Note Payable - $175,000, dated January 15, 2019, repayment of 10% of all eBay sales until paid in full, minimum payments of $12,695 per quarter until paid	—		153,057
Amazon working capital note, original loan of $94,000 Sept 6, 2018, 9.22% interest, monthly payments of $16,091 paid in full March 5, 2019	—		31,814
SFS Funding Loan, original loan of $298,400 October 5, 2018, 24% interest, weekly payments of $7581, maturing and repaid in full October 9, 2019 (3)	—		194,642
Forklift Note Payable, original note of $20,432.59 Sept 26,2018, 6.23% interest, 60 monthly payments of $394.54 ending August 2023 (1)	15,911		19,690
Loan dated July 31, 2019, $61,200 including $1,200 fee due and repaid August 6, 2019	—		—
Demand loan -$122,000 dated August 19, 2019 25% interest, 5% fee on outstanding balance	122,000	*	—
Demand loan-$2,500, dated March 8, 2019, 25% interest, 5% fee on outstanding balance	2,500	*	—
Demand loan -$65,500 dated February 27, 2019, 25% interest, 5% fee on outstanding balance, Secured by the general assets of the Company	12,415	*	—
Total	$485,249		$437,893

__________

* Short -term notes of $ 469,338

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

(5) The Company has pledged a security interest on all assets of the Company.

The Company had accrued interest payable of $20,640 and $0 interest on the notes at October 31, 2019 and January 31, 2019, respectively.

The following are the minimum amounts due on the long-term notes:

Year Ended	Amount
October 31, 2020	$4,734
October 31, 2021	4.740
October 31, 2022	4.740
October 31, 2023	1,697
Total	$15,911

NOTE 5 – SHORT-TERM CONVERTIBLE DEBT

The components of the Company’s short term convertible debt (iii) as of October 31, 2019 and January 31, 2019 were as follows:

	Interest	Default Interest	Conversion	Outstanding Principal at
Maturity Date	Rate	Rate	Price	October 31, 2019	January 31, 2019
Nov 4, 2013*	12%	12%	$0.075	$100,000	$100,000
Jan 31, 2014*	12%	18%	$0.10	16,000	16,000
Apr 24, 2020	12%	24%	$0.10	69,730	69,730
July 31, 2013*	12%	12%	$0.06	5,000	5,000
Jan 31, 2014*	12%	12%	$0.10	30,000	30,000
Dec 24, 2015*	8%	24%	(1)	5,000	5,000
Sep 10, 2017	8%	24%	(2)	—	37,958
Sep 10, 2017*	8%	24%	(2)	2,375	2,375
Sep 10, 2017	8%	24%	(2)	—	16,600
Sep 10, 2017	8%	24%	(2)	—	38,677
Dec 4, 2017*	8%	24%	(2)	22,388	25,000
Feb 3, 2017*	8%	24%	(5)	25,000	25,000
Mar 3, 2017*	8%	24%	(5)	300	30,000
Mar 3, 2017*	8%	24%	(5)	20,100	30,000
Mar 24, 2017	8%	24%	(6)	—	10,950
Apr 24, 2020	12%	24%	(6)	529,092	738,896
July 8, 2015*	8%	24%	(1)	5,500	5,500
Apr 24, 2020	8%	24%	(1)	4,500	4,500
Apr 24, 2020	8%	24%	(1)	23,297	23,297
Apr 24, 2020	8%	24%	(1)	7,703	7,703
Apr 24, 2020	8%	24%	(1)	26,500	26,500
July 19, 2016*	8%	24%	(1)	5,000	5,000
March 24, 2017*	8%	24%	(6)	4,100	25,000
Dec 27, 2018	15%	24%	(4)	—	56,925
Dec 27, 2018	15%	24%	(4)	—	1,202
Jan 5, 2019*	15%	24%	(4)	4,444	18,325
Feb 20, 2019*	10%	10%	(7)	343,047	274,438
Mar 23, 2019	15%	24%	(3)	—	12,355
Jun 6, 2019*	12%	18%	(8)	43,577	123,750
Oct 24, 2019*	8%	24%	(5)	47,250	47,250
Nov 14, 2019	8%	24%	(5)	78,750	78,750
Dec 14, 2019	8%	24%	(5)	130,000	130,000
Dec 28, 2019	12%	18%	(3)	133,333	125,000
Jan 9, 2020	8%	24%	(5)	62,500	62,500
March 1, 2020	10%	15%	(9)	61,425	—
March 14, 2020(i)	15%	24%	(11)	55,000	—
April 3, 2020(ii)	8%	24%	(2)	172,149	—
April 12, 2020(ii)	10%	24%	(10)	75,000	—
May 13, 2020(i)	15%	24%	(11)	55,000	—
May 14, 2020(ii)	8%	24%	(2)	52,500	—
May 24, 2020(i)	15%	24%	(11)	40,000	—
June 11, 2020(i)	15%	24%	(11)	85,000	—
June 26, 2020(i)	15%	24%	(11)	76,000	—
July 11, 2020(i)	15%	24%	(11)	60,000	—
Aug 29, 2020(i)	15%	24%	(11)	45,000	—
Sep 16, 2020(i)	15%	24%	(11)	34,000	—
Sep 27, 2020(i)	15%	24%	(11)	34,000	—
Oct 24, 2020(i)	15%	24%	(11)	122,000	—
Sub-total				2,711,560	2,209,181
Debt Discount				(845,160)	(309,021)
				$1,866,400	$1,900,160

__________

(1)	52% of the lowest trading price for the fifteen trading days prior to conversion day.
(2)	50% of the lowest trading price for the fifteen trading days prior to conversion day.
(3)	50% of the lowest trading price for the twenty trading days prior to conversion day.
(4)	50% of the lowest trading price for the forty trading days prior to conversion day, but not higher than $0.000075.
(5)	50% of the lowest trading price for the fifteen trading days prior to conversion day, but not higher than $0.001.
(6)	50% of the lowest trading price for the fifteen trading days prior to conversion day, but not higher than $0.005.
(7)	60% of the lowest trading price for the fifteen trading days prior to conversion day.
(8)	52% of the lowest trading price for the twenty trading days prior to conversion day.
(9)	55% of the lowest trading price for the twenty trading days prior to conversion day.
(10)	50% of the lowest trading price for the twenty-five trading days prior to conversion day.
(11)	50% of the lowest bid price for the twenty-five trading days prior to conversion day.
*	In default

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

(iii) The share purchase agreements ancillary to the convertible note agreements do not allow the lender to engage in short sales.

The Company had accrued interest payable of $618,181 and $463,839 on the notes at October 31, 2019 and January 31, 2019, respectively.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that some instruments should be classified as liabilities due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The instruments are measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a discount to the note on the debt modification date. For the nine months ended October 31, 2019 and 2018, the Company recorded amortization expense of $462,175 and $0, respectively. See more information in Note 6.

During the nine months ended October 31, 2019 the Company entered into new convertible notes totaling $967,074 with one year maturities, interest rates ranging from 8%-15%, the Company received $787,250 in cash proceeds, recorded original issue discounts of $62,675 and loan and interest of $117,149 was transferred from existing notes of the same lender.

During the nine months ended October 31, 2019, the Company converted a total of $650,690 of the convertible notes, $205,320 accrued interest and $5,500 in fees into 264,778,439 common shares and the Company released the associated derivative liability of $669,352 referred to in Note 6. Also, $252,795 in loan penalties were added to various note balances with $75,599 recorded as interest expense and $177,196 recorded as part of the amortization of debt discount.

As of October 31, 2019, the Company had $674,637 of aggregate debt in default. The agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. The Company continues to accrue interest at the listed rates, and plans to seek their conversion or payoff within the next twelve months.

NOTE 6 – DERIVATIVE LIABILITIES

As of October 31, 2019 and January 31, 2019, the Company had derivative liabilities of $2,441,386 and $2,041,260, respectively. During the three months ended October 31, 2019 and 2018, the Company recorded a loss of $196,303 and $0, from the change in the fair value of derivative liabilities, respectively During the nine months ended October 31, 2019 and 2018, the Company recorded a loss of $107,953 and $0, from the change in the fair value of derivative liabilities, respectively. Any liabilities resulting from the warrants outstanding are immaterial.

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

The fair value of the derivative liability is determined using the lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. In our calculation at October 31, 2019, stock price range from $0.0011-$0.011 volatility ranged from 294.8% to 461.3%, the term ranged from 0.04 to 4.00 years, and the risk free interest rate was from 0.89% to 2.64%.

Level 3
Derivatives
Balance, January 31, 2019	$2,041,260
Changes due to Issuance of New Convertible Notes	990,358
Reduction of derivative due to extinguishment	(28,833)
Changes due to Conversion of Notes Payable	(669,352)
Mark to Market Change in Derivatives	107,953
Balance, October 31, 2019	$2,441,386

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock:

The Series A Preferred Stock has an automatic forced conversion into common stock upon the completion of the repurchase or extinguishing of all “toxic” debt (notes having conversion features tied to the Company’s common stock), the extinguishing of all other existing dilutive debt or equity structures, and total recapitalization of the Company. As of both October 31, 2019, and January 31, 2019 the Company had 0 shares of Series A Preferred issued and outstanding and 330,000 authorized with a par value of $0.001 per share.

At both October 31, 2019 and January 31, 2019, respectively, there were 20,000 and 20,000 Series B preferred shares outstanding. The Series B Preferred Stock have voting rights equal to 51% of the total voting rights at any time. There are no conversion rights granted holders of Series B Preferred shares, they are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 20,000 Series B preferred shares authorized and issued of the Series B Preferred Stock with a par-value of $0.001 per share.

At both October 31, 2019 and January 31, 2019, there were 6,750 Series C preferred shares outstanding, respectively. The Series C Preferred Stock have the right to convert into the common stock of the Company by multiplying the number of issued and outstanding shares of common stock by 2.63 on the conversion date. The holders of Series C Preferred shares are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 6,750 Series C preferred shares authorized and 6,750 shares issued with a par-value of $0.001 per share.

At both October 31, 2019 and January 31, 2019, there were 870 Series D preferred shares authorized and outstanding, respectively which with a par value $.001. All shares of Series D Preferred Stock will rank subordinate and junior to all shares of Series A, B and C of Preferred Stock of the Corporation and pari passu with any of the Corporation’s preferred stock hereafter created as to distributions of assets upon dissolution or winding up of the Corporation, whether voluntary or involuntary. These shares are non-voting, do not receive dividends and are redeemable according to the terms set out below:

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

Common Stock:

The Company is authorized to issue 20,000,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. At October 31, 2019 and January 31, 2019, there were 265,385,734 and 604,301 shares outstanding, respectively. No dividends were paid in either the nine months ended October 31, 2019 or 2018.

The Company issued the following shares of common stock in the nine months ended October 31, 2019:

Conversion of $650,690 Notes Payable and $205,320 Interest, $5,500 in Fees and $669,352 of derivative liability to 264,778,439 shares of Common Stock.

Options and Warrants:

The Company recorded option and warrant expense of $0 and $0 for the nine months ended October 31, 2019 and 2018, respectively.

The Company issued no options or warrants in the nine months ended October 31, 2019.

The Company had the following options and warrants outstanding at October 31, 2019:

Issued To	# Warrants	Dated	Expire	Strike Price	Expired	Exercised
Lender	583	07/02/2015	07/01/2019	$600.00 per share	N	N
Lender	5,667	01/08/2018	01/08/2021	$0.45 per share	N	N

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 31, 2019	—	$—	6,250	$56.38
Granted	—	—	—
Exercised	—	—	—
Forfeited and canceled	—	—	—
Outstanding at October 31, 2019	—	$—	6,250	$56.38

NOTE 8 – RELATED PARTY TRANSACTIONS

As of October 31, 2019 and January 31, 2019, the Company had $155,750 and $ 180,000, respectively, of accrued expenses- related party.

In April 2018, the Company’s landlord entered into an agreement with controlling shareholder of the Company, which was amended in November 2019, such that the Company obtained a rent abatement of approximately $150,000 over a 20 month period of the terms of the two leases. As of October 31, 2019 and January 31, 2019, the balance of prepaid rent totaled $30,000 and $97,500, respectively.

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

In October 2019 the Company entered into an operating lease for a vehicle with an annual cost of $9,067 and a three year term. The company paid initial fees of $17,744 and will pay fees on lease termination of $395. On a straight-line basis these costs amount to

$1,259 per month.

Maturity of Lease Liabilities	Operating Leases
October 31, 2020	$136,318
October 31, 2021	136,318
October 31, 2022	135,057
October 31, 2023	93,204
October 31, 2024	30,004
After October 31, 2024	62,502
Total lease payments	593,403
Less: Interest	(102,884)
Present value of lease liabilities	$490,519

The Company had total rent expense and operating lease cost of $33,602 and $38,477 for the three months ended October 31, 2019 and 2018 respectively.

The Company had total rent expense and operating lease cost of $114,188 and $85,389 for the nine months ended October 31, 2019 and 2018 respectively.

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

Conversion of notes

Subsequent to the balance sheet date through to December 12, 2019 , 1,059,411,041 shares were issued for the conversion of $64,452 principal, and $31,312 of interest and $ 16,350 of fees totaling $117,114 of convertible notes that had a conversion price at 50% of the lowest market price during the period the Company fails to make all periodic filings with the SEC.

Issuance of convertible notes

On November 7, 2019, the Company issued a convertible note with principal of $42,000 and net proceeds of $40,000. The note bears interest at 15% per annum and mature in twelve months from the issuance date. The note can be converted at a price equal to 45% of the lowest bid price of common stock reported on the National Quotations Bureau OTC Markets for the 25 days prior to the conversion.

On November 22, 2019, the Company issued a convertible note with principal and net proceeds of $55,000. The note bears interest at 8% per annum and mature in twelve months from the issuance date. The note can be converted at a price equal to 50% of the lowest trading price of common stock reported on the National Quotations Bureau OTC Markets for the 15 days prior to the conversion.

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

Results of Operations for the Three Months Ended October 31, 2019 Compared to the Three Months Ended October 31, 2018

We had revenue of $1,890,461 for the three months ended October 31, 2019, compared to $2,046,256 for the three months ended October 31, 2018. We had total cost of revenues of $1,542,836 for the three months ended October 31, 2019, compared to cost of revenues of $1,537,140 for the three months ended October 31, 2018. For the three months ended October 31, 2019 and 2018 gross profit was $347,625 and $509,116, respectively. Sales decreased by $155,795 due to discontinued sales on Amazon.com which were partially offset by lower e-commerce service, commissions and fees costs explained below. Cost of revenues increased due to a change in product mix and fewer drop shipments to customers which increased our shipping cost to our warehouse.

We had total operating expenses of $817,113 for the three months ended October 31, 2019, consisting of $7,033 of depreciation, $110,385 postage, shipping and freight, $23,827 of marketing and advertising, $163,022 of e-commerce expenses, commissions and fees, $30,360 of operating lease cost, $251,923 of personnel costs and $230,583 of general and administrative expenses. For the three months ended October 31, 2018, we had total operating expenses of $787,934, consisting of $11,422 of depreciation, $86,018 postage, shipping and freight, $68,145 of marketing and advertising expenses, $224,521 of e-commerce expenses, commissions, and fees, $26,701 of operating lease cost, $319,603 of personnel costs and $51,524 of general and administrative expenses. Operating expenses for the three months ended October 31, 2019 were generally higher because they were the combined operations of the 4 Less Group Inc. whereas the prior period consisted only of the results of The 4 Less Corp. In comparing the three months ended October 31, 2019 and October 31, 2018: postage, shipping and freight increased by $24,367 due to fewer drop shipments in 2019 thus higher shipping costs, due to an expanding product line there were new items that needed to be warehoused and shipped. Marketing and advertising decreased by $44,318 because in 2019 Company reduced expenses to improve cash-flow. The decrease in e-commerce expenses, commissions, and fees of $61,508 which represents the fees paid on the discontinued Amazon sales mentioned above. Personnel costs decreased by $67,680 because the Company reduced expenses this quarter to improve cash -flow. General and admin increased due to the inclusion of the 4 Less Group Inc. in 2019 as mentioned above as well as a new warehouse added in October 2018 and health insurance added in 2019.

We had total other income (expense) of $(525,472) for the three months ended October 31, 2019, consisting of interest expense of $(121,601), loss on derivatives of $(196,303), and amortization of debt discount of $(212,004).There was also a gain on sale of property and equipment of $4,436. We had total other income (expense) of $(5,686) for three months ended October 31, 2018, consisting only of interest expense. Again the results of the three months ended October 31, 2019 were generally higher because they were the combined operations of The 4 Less Group Inc. which contained the interest, discount and derivatives derived from the convertible debt whereas the prior period consisted of the results of The 4 Less Corp. only which had none.

We had a net loss of $994,960 for the three months ended October 31, 2019, compared to a net loss of $284,504 for the three months ended October 31, 2018 explained in the reasons given above.

Results of Operations for the Nine Months Ended October 31, 2019 Compared to the Nine Months Ended October 31, 2018

We had revenue of $6,218,836 for the nine months ended October 31, 2019, compared to $6,448,098 for the nine months ended October 31, 2018. We had total cost of revenues of $4,692,915 for the nine months ended October 31, 2019, compared to cost of revenues of $4,719,360 for the nine months ended October 31, 2018. For the nine months ended October 31, 2019 and 2018 gross profit was $1,525,471 and $1,768,738, respectively. Sales decreased due to discontinuing sales on certain websites because of higher commission expenses. Cost of revenues and gross profit decreased as sales decreased, however, the Company’s overall profitability remained steady after taking into consideration the lower e-commerce expenses, commissions, and fees explained below.

We had total operating expenses of $2,777,010 for the nine months ended October 31, 2019, consisting of $26,021 of depreciation, $342,370 postage, shipping and freight, $145,206 of marketing and advertising, $551,943 of e-commerce expenses, commissions and fees, $83,762 of operating lease cost, $902,592 of personnel costs and $725,116 of general and administrative expenses. For the nine months ended October 31, 2018, we had total operating expenses of $2,270,402, consisting of $26,159 of depreciation, $297,309 postage, shipping and freight, $150,042 of marketing and advertising expenses, $724,862 of e-commerce expenses commissions and fees, $48,102 of operating lease cost, $816,369 of personnel costs and $207,899 of general and administrative expenses.

Operating expenses for the nine months ended October 31, 2019 were generally higher because they were the combined operations of the 4 Less Group Inc. whereas the prior period consisted of the results of The 4 Less Corp. only. In comparing the nine months ended October 31, 2019 and October 31, 2018 : postage, shipping and freight increased by $45,061 due to fewer drop shipments in 2019 thus higher shipping costs , due to an expanding product line there were new items that needed to be warehoused and shipped, e-commerce expenses, commissions, and fees decreased by $172,919 which represents the fees paid on the discontinued Amazon sales mentioned above. Personnel costs increased by $86,223 as we invested heavily to make sure we had great customer service and support, both in the office and with customers, as we grow our business. General and admin increased due to the inclusion of the 4 Less Group Inc. in 2019 as mentioned above as well as a new warehouse added in October 2018 and health insurance added in 2019.

We had total other income (expense) of $(1,302,971) for the nine months ended October 31, 2019, consisting of interest expense of $(804,902), loss on derivatives of $(107,953), gain on settlement of debt of $67,623, gain on sale of property and equipment of $4,436 and amortization of debt discount of $(462,175). We had total other income (expense) of $(20,503) for nine months ended October 31, 2018, consisting of interest expense of $(7,181) and loss on sale of property and equipment of $(13,322). Again the results of the nine months ended October 31, 2019 were generally higher because they were the combined operations of The 4 Less Group Inc. which contained the interest, discount and derivatives derived from the convertible debt whereas the prior period consisted of the results of The 4 Less Corp. only which had none.

We had a net loss of $2,554,510 for the nine months ended October 31, 2019, compared to a net loss of $522,507 for the nine months ended October 31, 2018 explained in the reasons given above.

Liquidity and Capital Resources

Management believes that we will continue to incur losses for the immediate future. Therefore, we will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited consolidated financial statements do not include and adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the three months ended October 31, 2019, we have generated revenue and are trying to achieve positive cash flows from operations.

As of October 31, 2019, we had a cash balance of $128,028, inventory of $350,108 and $6,893,711 in current liabilities. Given our poor working capital position, we will need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	October 31 2019	January 31, 2019
Current assets	$525,807	$453,942
Current liabilities	6,893,711	5,850,518
Working capital (deficits)	$(6,367,904)	$(5,396,576)

Net cash used in operations for the nine months ended October 31, 2019 was $856,121 as compared to net cash used in operations of $513,966 for the nine months ended October 31, 2018. The biggest changes in cash flows from operating activities were the cash changes in derivative and discount which were not applicable to the previous period. Net cash provided from investing activities was $133,087 for the nine months ended October 31, 2019 compared to cash used by investing activities of $104,854 for the nine months ended October 31, 2018. In the nine months ended October 31, 2019 assets were sold where in the nine months ended October 31, 2018 assets were acquired. Net cash provided by financing activities for the nine months ended October 31, 2019 was $791,661 as compared to $656,888 for the same period in 2018. This increase mainly comes from the convertible debt proceeds in 2019 that did not exist in the prior year.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures are once again effective. Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended October 31, 2019 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

Date: December 18, 2019

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith.