Form 10-Q/A
period 2019-10-31
4Less Group, Inc.
filed 2019-12-20
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act):  Yes ☐   No ☒.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

As of December 12, 2019, there were 1,324,796,785 shares of Common Stock of the issuer outstanding.

EXPLANATORY NOTE

The4Less Group, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended October 31, 2019, which was originally filed on December 18, 2019 (the “Original Filing”) for the sole purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the addition of Exhibit 101, no other changes have been made to the Original Filing.

This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Filing and does not modify or update in any way disclosures made in the Form 10-Q for the quarter ended October 31, 2019.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The 4Less Group, Inc.

By:	/s/ Timothy Armes
Timothy Armes
Chairman (Director), Chief Executive Officer, President, Secretary and Treasurer

Date: December 19, 2019

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.