Form 10-K
period 2020-01-31
4Less Group, Inc.
filed 2020-05-06
CIK 1438901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   January 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission file number:   333-152444

THE 4LESS GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-1494749
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

106 W. Mayflower, Las Vegas, NV	89030
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   662-510-5866

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class of Stock	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FLES	Pink Sheets

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

Yes [  ]          No [X]

The aggregate market value of common stock, par value $0.000001 per share, held by non-affiliates of the registrant, based on the average bid and asked prices of the common stock on July 31, 2019 (the last business day of the registrant’s most recently completed second quarter) was approximately $197,183.

Number of common shares outstanding at May 5, 2020:  620,825

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

PART I

Item 1.  Business.

Company

The 4LESS Group, Inc., formerly known as MedCareers Group, Inc. (the “Company”,  “Group”), was re-incorporated under the laws of the State of Nevada on December 5, 2007. The Company formally operated a website for nurses, nursing schools and nurses’ organizations designed for better communication between nurses and the nursing profession.

The 4LESS Corp. (“4LESS”) was formed as Vegas Suspension & Offroad, LLC on October 24, 2013 as a Nevada limited liability company and converted to a Nevada corporation with the same name on May 8, 2017. On April 2, 2018, the Company changed its name to The 4LESS Corp. The Corporation had S Corporation status at inception which was terminated upon the merger with Group. The Corporation operates as an e-commerce auto and truck parts sales company. As a result of the share exchange, the Company is now a holding company operating through 4LESS and offers products including exhaust systems, suspension systems, wheels, tires, stereo systems, truck bed covers, and shocks.

The 4LESS Group, Inc. (“Group”, the “Company”, “we” or “us”), the Company described herein, is a Nevada corporation, with offices located at 4580 N. Rancho Dr., #130, Las Vegas, NV 89130 with a remote office at 106 W Mayflower,  Las Vegas, Nevada 89030. It can be reached by phone at (610) 510-5866.

On or around November 19, 2010, the Company entered into a Share Exchange Agreement (the “Exchange”) with Nurses Lounge, Inc., a Texas corporation (“Nurses Lounge”) and the nine shareholders of Nurses Lounge (the “Nurses Lounge Shareholders”).  Pursuant to the Exchange, we agreed to issue 24,000,000 restricted shares of our common stock to the Nurses Lounge Shareholders in exchange for 100% of the issued and outstanding shares of common stock of Nurses Lounge.  Although 24,000,000 restricted shares were issued in connection with the Exchange, certain significant shareholders of the Company also agreed to cancel some of the shares they owned so that the net effect of the Exchange was an increase to the outstanding shares by 7,175,000 shares rather than 24,000,000.  Included in the shareholders receiving shares in connection with the Exchange, was Timothy Armes founder and president of Nurses Lounge, Inc., who received 14,902,795 shares. In December 2018 Nurses Lounge was disposed of as more fully described elsewhere in this Form 10-K and in the Notes to the Financial Statements.

Auto Parts 4Less

Like many small businesses Auto Parts 4Less Inc. (“4LESS” previously named The 4Less Corp., the wholly owned subsidiary of The 4Less Group, Inc.) was born from humble beginnings; in 2013 Christopher Davenport, the founder of 4LESS, began selling auto parts on eBay and shipping those items out of his garage.  However, what started out as a hobby, quickly grew into a fully functioning ecommerce aftermarket auto parts company that required a significant technical staff and facilities to support their growth. In June of 2015, they leased their first office.

Originally the company generated most of its revenues from 3rd party companies to list their auto parts in the different marketplaces such as Amazon, eBay, Walmart and Jet.  However, using these 3rd party companies was inefficient, cumbersome, slow and very expensive.

Since 2016 the company has invested heavily to become their own listing platform that allows their auto parts to be direct listed across marketplace and social media sites.  We have completed multiple technical achievements including CRM system, warehouse integration API, warehouse inventory software to name a few.

Presently, 4LESS operates 3 branded websites: LiftKits4LESS.com, Bumpers4LESS.com and TruckBedCovers4LESS.com. In total, these sites represent products from over 1,000 manufacturers.

In 2019, with technology upgrades in place, 4Less began successfully moving majority of its sales from third party marketplaces direct to their proprietary web sites. By doing so the company saves between 8%-10% in fees charged by the market place as well as further building the 4less brand as a leading marketplace for auto parts.

On November 19, 2019 The 4Less Group acquired the URL Autoparts4Less.com and changed the name of their wholly owned subsidiary from the 4Less Corp. to Auto Parts 4Less, Inc. With the acquisition of the URL AutoParts4Less.com, 4Less is focusing all of their efforts and resources on building out a flagship automotive E-tailing site with the potential to list and sell literally millions of parts that will include automotive specialty equipment parts and accessories, targeted “niche” web sites and potentially a used auto parts exchange one day as well.

Competition

Our niche web sites are unique in the market place and currently we do not see any other competitors managing multiple web sites in the aftermarket auto parts industry.  We directly compete for buyers to use our web sites over current e-commerce giants that we sell through such as Amazon and eBay.  However, our web sites offer substantial value-added content including installation guides, install videos, high impact photos, order customization and live chat with a technical expert.  We believe all these value-adds give our web sites significant advantages over large “all things to all people” online market places.  While there are several other small ecommerce sellers in the marketplace, their sites presently do not offer the technical flexibility to sell across all marketplaces seamlessly. Presently we do not see them as a significant threat to market share.

Item 1A. Risk Factors

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties.

Executive Offices

The Company maintains offices at 4580 N. Rancho Dr., #130, Las Vegas, NV 89130 with a remote office at 106 W Mayflower, Las Vegas, Nevada 89030

Item 3.  Legal Proceedings.

None.

Item 4.  Mine Safety Disclosures.

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the OTC Pink market (otherwise known as the “pink sheets”) maintained by OTC Markets under the symbol “FLES”.  The following table sets forth, for the periods indicated, the high and low sales prices, which set forth reflect inter-dealer prices, without retail mark-up or mark-down and without commissions; and may not reflect actual transactions. The Company effected a 4,000 to 1 reverse stock split on February 25, 2020, so the post reverse split prices are shown.

Calendar Quarter Ending	Low	High

January 31, 2020	0.40	7.20
October 31, 2019	4.00	186.40
July 31, 2019	44.00	5,400.00
April 30, 2019	1,199.04	16,786.60

January 31, 2019	2,398.08	79,136.70
October 31, 2018	16,786.60	64,748.20
July 31, 2018	16,786.60	76,738.60
April 30, 2018	2,398.08	43,165.50

No cash dividends on the Company common stock have been declared or paid since the Company’s inception. The Company had approximately 87 shareholders at April 27, 2020. This does not include shareholders that hold their shares in street name or with a broker.

Recent Sales of Unregistered Securities

Preferred Stock

On June 11, 2018, the Company filed designations for Series C and D Preferred Stock of the Company, as well as amended designation for the Series A and B Preferred Stock of the Company. Series A Preferred Stock consists of 330,000 authorized shares. Series A Preferred shares have no voting rights and carry conversion rights into common stock of the Company at a rate equal to factor of total issued and outstanding common stock a the time of conversion divided by 0.0152. Series B Preferred Stock consists of 20,000 shares. Series B shares in total shall have voting rights equal 66.7% of the total voting rights (all common shares plus all other series of preferred stock as if they had converted on that date).. Series C Preferred Stock consists of 7,250 shares. The total of the Series C Preferred shares shall convert to common stock of the Company by multiplying the number of issued and outstanding shares of common stock by 2.63 on the conversion date. Conversion is automatic as of December 31, 2021, regardless of the acts of the holders. Series D Preferred Stock consists of 870 shares. Series D Preferred shares have no voting rights and are redeemable for $1,000 per share at the discretion of either the holder or the Company. For more details regarding the right and obligations of the respective series of preferred stock, please review the Exhibits 3.1-3.4. filed on Edgar on November 13, 2018 and incorporated herein by reference.

Common Stock

	Consideration	Date	# Shares
Number of shares outstanding, January 31, 2017			23
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $6,050 of principal and $2,341 of accrued interest	15-Nov-17	2
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $4,400 of principal and $1,743 of accrued interest	29-Nov-17	3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $4,400 of principal and $1,745 of accrued interest	8-Dec-17	3
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,550 of principal	19-Jan-18	1
Accrued expenses converted to common stock – related party	Convert a portion of accrued expense of $2,250	31-Jan-18	1
Accrued expenses converted to common stock – related party	Convert a portion of accrued expense of $1,125	31-Jan-18	1
Accrued expenses converted to common stock	Convert a portion of accrued expense of $750	31-Jan-18	—
Common stock issued for services	Services valued at $3,000	31-Jan-18	—
Common stock issued for services	Services valued at $300	31-Jan-18	—
Number of shares outstanding, January 31, 2018			35
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $2,200 of principal and $1,145 of accrued interest	6-Jun-18	3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $1,760 of principal and $978 of accrued interest	30-Jul-18	2
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $1,650 of principal and $944 of accrued interest	9-Oct-18	2
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $1,540 of principal and $941 of accrued interest	22-Oct-18	2
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $6,373 of accrued interest	9-Nov-18	1
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $2,750 of accrued interest	9-Nov-18	2
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,950 of accrued interest	15-Nov-18	2
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $13,863 of principal and $9,176 of accrued interest	16-Nov-18	1
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $3,235 of accrued interest	19-Nov-18	3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $3,108 of principal and $1,890 of accrued interest	21-Nov-18	4
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $1,322 of principal and $2,328 of accrued interest	23-Nov-18	3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $1,540 of principal and $941 of accrued interest	30-Nov-18	4
Cancelation of shares	Cancellation in conjunction with acquisition	30-Nov-18	(3)
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $3,717 of principal and $133 of accrued interest	30-Nov-18	3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $3,958 of principal and $92 of accrued interest	3-Dec-18	3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $4,216 of principal and $84 of accrued interest	6-Dec-18	4
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $3,190 of principal and $1,981 of accrued interest	10-Dec-18	4
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $3,843 of principal and $127of accrued interest	11-Dec-18	3

Common Stock (continued)

	Consideration	Date	# Shares
Cancellation in conjunction with disposal of subsidiary	Shares cancelled due to spinoff of subsidiary and discontinued operations	12-Dec-18	(2)
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $4,885 of principal and $114 of accrued interest	16-Nov-18	4
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $4,950 of principal and $3,096 of accrued interest	16-Nov-18	7
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $5,191 of principal and $58 of accrued interest	16-Nov-18	4
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $5,934 of principal and $16 of accrued interest	16-Nov-18	5
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $3,088 of principal and $61 of accrued interest	16-Nov-18	3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $5,500 of principal and $3,480 of accrued interest	16-Nov-18	7
Convert a portion of accrued expense	Convert a portion of accrued expense of $1,125	31-Dec-18	1
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $6,732 of principal and $158 of accrued interest	10-Jan-19	6
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $5,500 of principal and $3,523 of accrued interest	10-Jan-19	8
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $7,547 of principal and $48 of accrued interest	17-Jan-19	6
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $8,000 of accrued interest	18-Jan-19	7
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $9,240 of principal and $6,034 of accrued interest	18-Jan-19	13
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $2,535 of accrued interest	22-Jan-19	2
Number of shares outstanding, January 31, 2019			151
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $7,952 of principal and 4,844 of accrued interest	1-Feb-19	10
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,202 of principal and $42 of accrued interest	15-Feb-19	1
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,527 of principal and $5,473 of accrued interest	25-Feb-19	8
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $10,494 of principal and $56 of accrued interest	26-Feb-19	9
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $10,945 of principal and $7,428 of accrued interest	26-Feb-19	15
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $11,072 of principal and $45 of accrued interest	27-Feb-19	9
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $12,534 of principal and $66 of accrued interest	1-Mar-19	11
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $13,172 of principal and $78 of accrued interest	5-Mar-19	11
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $12,100 of principal and $8,179 of accrued interest	5-Mar-19	17
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $9,265 of interest and $500 of fees	5-Mar-19	12
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $3,887 of principal, $6,602 of interest and $500 of fees	6-Mar-19	13
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $8,611 of principal, $59 of interest and $500 of fees	7-Mar-19	11
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $11,321 of principal, $219 of interest and $500 of fees	11-Mar-19	14

Common Stock (continued)

	Consideration	Date	# Shares
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $17,600 of principal and $11,966 of accrued interest	11-Mar-19	25
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $12,121 of principal, $49 of interest and $500 of fees	12-Mar-19	15
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $8,592 of principal, $43 of interest and $500 of fees	13-Mar-19	11
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $9,401 of principal, $39 of interest and $500 of fees	14-Mar-19	12
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $8,743 of principal, $207 of interest and $500 of fees	20-Mar-19	11
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $12,100 of principal and $8,357of accrued interest	5-Apr-19	34
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $1 of principal and $378 of accrued interest	5-Apr-19	19
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $8,800 of principal and $6,223 of accrued interest	30-Apr-19	14
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $432 of accrued interest	30-Apr-19	22
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $469 of accrued interest	2-May-19	23
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $8,416 of principal, $196 of interest and $500 of fees	2-May-19	25
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $22,000 of principal and $6,738 of accrued interest	7-May-19	24
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $13,300 of principal, $202 of interest and $500 of fees	10-May-19	26
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $11,051 of principal, $27 of interest and $500 of fees	14-May-19	21
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,139 of principal	16-May-19	28
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,613 of principal and $1,892 of accrued interest	16-May-19	4
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,600 of principal and $4,428 of accrued interest	16-May-19	10
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,196 of principal	17-May-19	30
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,317 of principal	20-May-19	33
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $854 of principal	21-May-19	21
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,317 of principal	22-May-19	33
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $739 of principal	23-May-19	18
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,538 of principal	28-May-19	38
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,538 of principal	28-May-19	38
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,593 of principal	30-May-19	40
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,799 of principal	31-May-19	45
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $11,000 of principal and $8,320 of accrued interest	31-May-19	54
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,879 of principal	3-Jun-19	47

Common Stock (continued)

	Consideration	Date	# Shares
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $15,362 of principal and $11,670 of accrued interest	5-Jun-19	86
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $12,599 of interest	5-Jun-19	52
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $12,798 of principal and $1,518 of accrued interest	11-Jun-19	59
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including 3,300 of principal and $2,443 of accrued interest	11-Jun-19	18
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $11,364 of principal and $62 of accrued interest	13-Jun-19	63
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $12,016 of principal and $24 of accrued interest	14-Jun-19	67
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $11,625 of principal and $47 of accrued interest	17-Jun-19	65
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,780 of principal and $8 of accrued interest	18-Jun-19	57
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,405 of principal and $671 of accrued interest	19-Jun-19	51
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,165 of accrued interest	20-Jun-19	52
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,985 of principal and $7,679 of accrued interest	21-Jun-19	82
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $10,022 of principal and $114 of accrued interest	24-Jun-19	86
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,064 of principal and $32 of accrued interest	25-Jun-19	43
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,872 of principal and $56 of accrued interest	27-Jun-19	50
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $7,376 of principal and $24 of accrued interest	28-Jun-19	93
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,215 of principal and $59 of accrued interest	1-Jul-19	41
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $8,057 of principal and $17 of accrued interest	2-Jul-19	102
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,154 of principal and $12 of accrued interest	3-Jul-19	79
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,807 of principal and $43 of accrued interest	8-Jul-19	64
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,122 of principal	8-Jul-19	62
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,922 of principal and $8 of accrued interest	10-Jul-19	118
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,244 of accrued interest	11-Jul-19	124
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,081 of accrued interest	12-Jul-19	101
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,347 of principal and $4,133 of accrued interest	15-Jul-19	135
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,147 of principal and $38 of accrued interest	16-Jul-19	93
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,872 of principal and $106 of accrued interest	19-Jul-19	147
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,095 of principal and $96 of accrued interest	22-Jul-19	155
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,293 of principal and $29 of accrued interest	23-Jul-19	162

Common Stock (continued)

	Consideration	Date	# Shares
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,467 of principal and $25 of accrued interest	24-Jul-19	171
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,722 of principal and $21 of accrued interest	25-Jul-19	180
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,022 of principal and $18 of accrued interest	26-Jul-19	189
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,389 of principal and $41 of accrued interest	29-Jul-19	199
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,731 of principal and $10 of accrued interest	30-Jul-19	209
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,855 of principal and $8 of accrued interest	31-Jul-19	220
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,056 of principal and $5 of accrued interest	1-Aug-19	231
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,033 of principal and $3 of accrued interest	3-Aug-19	243
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,759 of accrued interest	5-Aug-19	255
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,721 of accrued interest	6-Aug-19	268
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,997 of accrued interest	7-Aug-19	193
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $229 of principal and $3,529 of accrued interest	8-Aug-19	214
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,123 of principal and $157 of accrued interest	12-Aug-19	300
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,552 of principal and $36 of accrued interest	13-Aug-19	318
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,864 of principal and $32 of accrued interest	14-Aug-19	335
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,132 of principal and $28 of accrued interest	15-Aug-19	350
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,802 of principal and $98 of accrued interest	19-Aug-19	244
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,674 of principal and $22 of accrued interest	20-Aug-19	176
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,089 of principal and $20 of accrued interest	21-Aug-19	268
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,127 of principal and $17 of accrued interest	22-Aug-19	400
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,534 of principal and $13 of accrued interest	23-Aug-19	426
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,846 of principal and $27 of accrued interest	26-Aug-19	448
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $7,030 of principal and $209 of accrued interest	27-Aug-19	471
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $7,603 of accrued interest	28-Aug-19	495
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $7,987 of accrued interest	29-Aug-19	520
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,503 of principal and $1,518 of accrued interest	30-Aug-19	522
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,662 of principal and $141 of accrued interest	3-Sep-19	395
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,997 of principal and $64 of accrued interest	5-Sep-19	555

Common Stock (continued)

	Consideration	Date	# Shares
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,064 of principal and $115 of accrued interest	9-Sep-19	623
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,851 of principal and $25 of accrued interest	10-Sep-19	475
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,549 of principal and $23 of accrued interest	11-Sep-19	475
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,927 of principal and $21 of accrued interest	12-Sep-19	525
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,802 of principal and $18 of accrued interest	13-Sep-19	375
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,055 of principal and $49 of accrued interest	16-Sep-19	725
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,531 of principal and $13 of accrued interest	17-Sep-19	788
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,645 of principal and $18 of accrued interest	19-Sep-19	825
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,647 of principal and $7 of accrued interest	20-Sep-19	870
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,171 of principal and $13 of accrued interest	23-Sep-19	915
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,347 of principal and $2 of accrued interest	24-Sep-19	963
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $248 of principal and $1,546 of accrued interest	25-Sep-19	650
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,633 of accrued interest	26-Sep-19	1,045
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,853 of accrued interest	27-Sep-19	813
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,599 of accrued interest	1-Oct-19	1,140
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,777 of principal and $656 of accrued interest	2-Oct-19	1,068
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,843 of principal and $19 of accrued interest	3-Oct-19	1,255
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,543 of principal and $17 of accrued interest	4-Oct-19	1,123
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,090 of principal and $45 of accrued interest	7-Oct-19	1,375
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,287 of principal and $13 of accrued interest	8-Oct-19	1,448
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,460 of principal and $11 of accrued interest	9-Oct-19	1,523
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,639 of principal and $9 of accrued interest	10-Oct-19	1,600
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,829 of principal and $6 of accrued interest	11-Oct-19	1,683
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,186 of accrued interest	14-Oct-19	1,770
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,160 of accrued interest	15-Oct-19	1,200
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,212 of principal and $18 of accrued interest	16-Oct-19	1,923
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,318 of principal and $1,079 of accrued interest	17-Oct-19	2,023
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,562 of accrued interest	18-Oct-19	930

Common Stock (continued)

	Consideration	Date	# Shares
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,717 of principal and $1,676 of accrued interest	21-Oct-19	2,175
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,374 of principal and $19 of accrued interest	22-Oct-19	2,288
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,158 of principal and $16 of accrued interest	23-Oct-19	2,405
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,319 of principal and $14 of accrued interest	24-Oct-19	2,525
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,486 of principal and $12 of accrued interest	25-Oct-19	2,650
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,989 of principal and $29 of accrued interest	28-Oct-19	2,795
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,167 of principal and $8 of accrued interest	29-Oct-19	2,940
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,331 of principal and $6 of accrued interest	30-Oct-19	3,090
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,506 of principal and $4 of accrued interest	31-Oct-19	3,250
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,952 of principal and $919 of accrued interest	2-Nov-19	3,418
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,003 of accrued interest	4-Nov-19	3,575
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,265 of accrued interest	5-Nov-19	3,775
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,383 of accrued interest	6-Nov-19	3,973
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $977 of principal and $1,528 of accrued interest	14-Nov-19	4,175
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,084 of principal and $76 of accrued interest	18-Nov-19	3,600
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,886 of principal and $35 of accrued interest	20-Nov-19	4,575
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $392 of principal and $1,000 of fees	20-Nov-19	4,350
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,999 of principal and $16 of accrued interest	21-Nov-19	4,800
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,409 of principal and $15 of accrued interest	22-Nov-19	5,050
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,476 of interest and $750 of fees	25-Nov-19	5,300
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,591 of interest and $750 of fees	26-Nov-19	5,575
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $840 of principal and $1,000 of fees	26-Nov-19	5,750
Common stock at issued 55% discount to market per note conversion agreement	Convert a portion of note payable including $2,082 of principal and $750 of fees	27-Nov-19	5,900
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,765 of principal and $2,177 of accrued interest	27-Nov-19	11,766
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,812 of interest and $750 of fees	29-Nov-19	6,100
Common stock at issued 55% discount to market per note conversion agreement	Convert a portion of note payable including $2,646 of principal and $750 of fees	2-Dec-19	7,075
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,213 of interest and $750 of fees	2-Dec-19	4,675
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,148 of interest and $750 of fees	3-Dec-19	6,900

Common Stock (continued)

	Consideration	Date	# Shares
Common stock at issued 55% discount to market per note conversion agreement	Convert a portion of note payable including $2,958 of principal and $750 of fees	3-Dec-19	7,725
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,567 of principal and $2,144 of accrued interest	4-Dec-19	14,518
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,820 of interest and $750 of fees	4-Dec-19	8,500
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $920 of interest and $1,000 of fees	4-Dec-19	8,000
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $670 of principal, $2,990 of interest and $750 of fees	5-Dec-19	10,500
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,859 of principal, $53 of interest and $750 of fees	6-Dec-19	11,100
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,690 of principal and $750 of fees	6-Dec-19	10,750
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $112 of principal and $1,000 of fees	9-Dec-19	4,447
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,002 of principal, $151 of interest and $750 of fees	9-Dec-19	11,674
Common stock at issued 55% discount to market per note conversion agreement	Convert a portion of note payable including $3,298 of principal and $750 of fees	10-Dec-19	12,649
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,591 of principal, $48 of interest and $750 of fees	10-Dec-19	10,449
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,190 of principal, $45 of interest and $750 of fees	10-Dec-19	14,249
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $7,282 of principal and $2,401 of accrued interest	12-Dec-19	24,230
Common stock at issued 55% discount to market per note conversion agreement	Convert a portion of note payable including $4,282 of principal and $750 of fees	12-Dec-19	15,724
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,176 of principal, $84 of interest and $750 of fees	13-Dec-19	10,749
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,028 of principal, $122 of interest and $750 of fees	16-Dec-19	17,499
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,392 of principal, $38 of interest and $750 of fees	17-Dec-19	18,499
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,938 of principal, $35 of interest and $750 of fees	18-Dec-19	19,449
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,386 of principal and $1,472 of accrued interest	18-Dec-19	14,644
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,052 of principal, $169 of interest and $750 of fees	23-Dec-19	21,224
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,380 of principal and $714 of accrued interest	23-Dec-19	35,469
Common stock at issued 55% discount to market per note conversion agreement	Convert a portion of note payable including $2,530 of principal and $750 of fees	23-Dec-19	20,499
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,844 of principal, $519 of interest and $750 of fees	8-Jan-20	22,524
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,500 of principal, $250 of interest and $750 of fees	16-Jan-20	25,000
Common shares issuable upon rounding of shares on reverse split		31-Jan 20	1,700
Number of shares outstanding, January 31, 2020			538,464

To summarize:

The Company issued the following shares of common stock in the year ended January 31, 2020:

Conversion of $752,409 in principal of convertible notes payable and $240,035 of accrued interest thereon, $27,850 in fees and $755,253 of derivative liability to 536,613 shares of common stock.

The Company issued the following shares of common stock in the year ended January 31, 2019:

Conversion of $115,573 in principal of notes payable and $54,124 of accrued interest and $277,990 of derivative liability to 120 shares of common stock.

Conversion of accrued expenses to common stock with a value of $1,125 to 1 share of common stock.

Options and Warrants

The Company had the following options and warrants outstanding at January 31, 2020:

Issued To	# Warrants	Dated	Expire	Strike Price	Expired	Exercised
Lender	1.4	01/08/2018	01/08/2021	$1,800 per share	N	N

For all the above transactions, the Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuances and grants did not involve a public offering, the recipients took the shares and options for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients were either (a) “accredited investors” and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Act. No underwriters or agents were involved in the foregoing issuances and the Company paid no underwriting discounts or commissions.

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

Like many small businesses Auto Parts 4Less (“4LESS” previously named The 4less Corp., the wholly owned subsidiary of The 4Less Group, Inc.) was born from humble beginnings; in 2013 Christopher Davenport, the founder of 4LESS, began selling auto parts on eBay and shipping those items out of his garage.  But, what started out as a hobby, quickly grew into a fully functioning ecommerce aftermarket auto parts company that required a significant technical staff and facilities to support their growth. In June of 2015, they leased their first office.

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

Presently, 4LESS operates 3 branded websites: LiftKits4LESS.com, Bumpers4LESS.com and TruckBedCovers4LESS.com. In total, these sites represent products from over 1,000 manufacturers.

In 2019, with technology upgrades in place, 4Less began successfully moving majority of sales from third party marketplaces direct to their proprietary web sites. By doing so the company saves 8%-10% in fees charged by the market place as well as further building the 4less brand as a leading marketplace for auto parts.

On November 19, 2019 The 4Less Group acquired the URL Autoparts4Less.com and changed the name of their wholly owned subsidiary from the 4Less Corp. to Auto Parts 4Less, Inc. With the acquisition of the URL AutoParts4Less.com, 4Less is focusing all of their efforts and resources on building out a flagship automotive E-tailing site with the potential to list and sell literally millions of parts that will include automotive specialty equipment parts and accessories, targeted “niche” web sites and potentially a used auto parts exchange one day as well.

Our niche web sites are unique in the market place and currently we do not see any other competitors managing multiple web sites in the aftermarket auto parts.  We directly compete for buyers to use our web sites over current e-commerce giants that we sell through such as Amazon and eBay.  However, our web sites offer substantial value-added content including installation guides, install videos, high impact photos, order customization and live chat with a technical expert.  We believe all these value-adds give our web sites significant advantages over large “all things to all people” online market places.  While there are several other small ecommerce sellers in the marketplace, their sites presently do not offer the technical flexibility to sell across all marketplaces seamlessly. Presently we do not see them as a significant threat to market share. 4Less management believes that the 4Less proprietary web sites offer the best buying experience for consumers interested in purchasing aftermarket auto parts on the internet today. As a result of these many upgrades, the complexity of many of our products and the ability to drive more traffic to our proprietary websites where margins are greater, we expect all of these decisions to help The 4Less Corp achieve growth goals for 2021.

Results of Operations For the Year Ended January 31, 2020 compared to the year ended January 31, 2019

The following table shows our results of operations for the years ended January 31, 2020 and 2019,. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

			Change
	2020	2019	$	%
Total Revenues	$8,186,214	$8,312,610	$(126,396)	(2%	)
Gross Profit	1,911,025	2,197,106	(286,081)	(13%	)
Total Operating Expenses	3,764,289	3,187,873	576,416	18%
Total Other Income (Expense)	(2,026,582)	(7,134,731)	5,108,149	(72%	)
Net loss	$(3,879,846)	$(8,125,498)	$4,245,652	(52%	)

Revenue

The following table shows revenue split between proprietary and third party website revenue for the years ended January 31, 2020 and 2019:

			Change
	2020	2019	$	%
Proprietary website revenue	$3,246,351	$1,777,825	$1,468,526	83%
Third party website revenue	4,939,863	6,534,785	(1,594,922)	(24%	)
Total Revenue	$8,186,214	$8,312,610	$(126,396)	(2%	)

We had total revenue of $8,186,214 for the year ended January 31, 2020, compared to $8,312,610 for the year ended January 31, 2019. Sales decreased by $126,396 due to discontinued sales on certain third party websites which was offset by lower e-commerce service, commissions and fees costs of $ 199,838 included in operating expenses and explained below. The Company’s focus in 2019 was growing its proprietary website revenues and the Company was successful in that, increasing its proprietary website revenue by 83%. The company believes this strategy will lead to higher revenues and lower overall costs in the future.

Gross Profit

We had gross profit of $1,911,025 for the year ended January 31, 2020, compared to gross profit of $2,197,106 for the year ended January 31, 2019. Gross profit decreased by $286,081 partly because of the decreased revenues above and partly because of an increase in cost of revenue due to a change in product mix and cost increases from vendors that we were unable to pass on to customers.

Operating Expenses

The following table shows our operating expenses for the years ended January 31, 2020 and 2019:

			Change
	2020	2019	$	%
Operating expenses
Depreciation	$34,832	$40,958	$(6,126)	(15%	)
Postage, Shipping and Freight	453,088	401,650	51,438	13%
Marketing and Advertising	204,945	179,516	25,429	14%
E Commerce Services, Commissions and Fees	763,182	963,020	(199,838)	(21%	)
Operating Lease Cost	117,841	74,803	43,038	58%
Personnel Costs	1,274,894	1,200,010	74,884	6%
General and Administrative	915,507	327,916	587,591	179%
Total Operating Expenses	$3,764,289	$3,187,873	$576,416	18%

•   Depreciation decreased by $6,126 due to asset disposals in 2020, thus a lower asset value is being depreciated.

•   Postage shipping and freight increased due to fewer drop shipments to customers in 2020.

•   Marketing and advertising increased due to greater promotional efforts to drive sales to our proprietary websites.

•   E Commerce Services, Commissions and Fees decreased by $199,838 because due to discontinued sales on certain third party websites those related fees were no longer being paid. See Revenue explanation above.

•   Operating Lease Cost increased by $43,038 due to two new operating leases.

•   Personnel Costs increased by $74,884 due to a full year of consolidated costs with the parent company vs approximately two months of consolidated costs in 2019.

•   General and Administrative increased by $587,591 mainly due full year of consolidated costs with the parent company vs approximately two months of consolidated costs in 2019.This increase was primarily from increases in professional fees, travel and general office expenses.

Other Income (Expense)

The following table shows our other income and expenses for the years ended January 31, 2020 and 2019:

			Change
	2020	2019	$	%
Other Income (Expense)
Gain (loss)on Sale of Property and Equipment	$16,295	$(1,124)	$17,419	(1550%	)
Gain (Loss) on Changes in Fair Value of Derivatives	(180,552)	3,231,187	(3,411,739)	(106%	)
Gain on Settlement of Debt	67,623	—	67,623	NA
Amortization of Debt Discount	(800,159)	(248,247)	(551,912)	(222%	)
Loss on Issuance of Convertible Notes	—	(387,881)	387,881	100%
Gain on Sale of Subsidiary	—	895,450	(895,450)	(100%	)
Impairment of Goodwill	—	(10,398,397)	10,398,397	(100%	)
Interest Expense	(1,129,789)	(225,719)	(904,070)	(380%	)
Total Other Income (Expense)	$(2,026,582)	$(7,134,731)	$5,108,149	(72%	)

The results of the year ended January 31, 2020 were generally higher because they were the combined operations of The 4 Less Group Inc. which contained the interest, discount and derivatives derived from the convertible debt whereas the prior period consisted only the combined results from the merger date of November 20,2018 to January 31, 2019.  2019 also shows the charges of the merger which included the gain on sale of subsidiary and the impairment of goodwill.

We had a net loss of $3,879,846 for the year ended January 31, 2020, compared to a net loss of $8,125,498 for the year ended January 31, 2019 due to the factors mentioned above.

Liquidity and Capital Resources

As of January 31, 2020, the Company had cash and cash equivalents of $162,124 of cash, $371,896 of inventory and total current liabilities of $8,013,651. We had negative working capital of $7,470,466 as of January 31, 2020.

Net cash (used in) operations for the year ended January 31, 2020 was $(1,154,311) compared to $(669,041) for the year ended January 31, 2019.

Net cash provided from (used) investing activities for the year ended January 31, 2020 was $109,080 compared to $(56,495) for the year ended January 31, 2019.

Cash provided by financing activities for the year ended January 31, 2020 was $1,147,954 compared to $407,104 for the year ended January 31, 2019. In both years the cash provided from financing activities was from the net proceeds of notes payable and in 2020 additionally the proceeds on short-term debt.

Subsequent to year end, through the date of filing of this Form 10-K, holders of our convertible notes exercised conversion rights and converted $2,585 of principal and $498 of accrued and unpaid interest into 82,361 shares of common stock.  In addition, a holder of $1,070,034 in principal of convertible notes and $122,000 in principal of short term notes and $198,028 of accrued and unpaid interest entered into an agreement to convert the total principal and accrued and unpaid interest into 250 shares of Series C preferred stock.

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

Critical Accounting Policies

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue when control is transferred over the promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle:

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

Disaggregation of Revenue: Channel Revenue

The following table shows revenue split between proprietary and third party website revenue for the years ended January 31, 2020 and 2019:

			Change
	2020	2019	$	%
Proprietary website revenue	$3,246,351	$1,777,825	$1,468,526	83%
Third party website revenue	4,939,863	6,534,785	(1,594,922)	(24%	)
Total Revenue	$8,186,214	$8,312,610	$(126,396)	(2%	)

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

All sales to customers are generally final. However, the Company accepts returned product due to quality or issues relating to product description or incorrect product orders and in such instances the Company would replace the product or refund the customers funds The Company’s customers generally pre-pay for the products.

Use of Estimates

In order to prepare financial statements in conformity with accounting principles generally accepted in the United States, management must make estimates, judgments and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. The ultimate resolution of issues requiring these estimates and assumptions could differ significantly from resolution currently anticipated by management and on which the financial statements are based.  The most significant estimates included in these consolidated financial statements are those associated with the assumptions used to value derivative liabilities.

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

As of January 31, 2020 and 2019, the Company’s derivative liabilities were measured at fair value using Level 3 inputs.  See Note 9.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of January 31, 2020:

	January 31, 2020	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities – embedded redemption feature	$2,611,125	$—	$—	$2,611,125
Totals	$2,611,125	$—	$—	$2,611,125

Derivative Liability

The derivative liabilities are valued as a level 3 input under the fair value hierarchy for valuing financial instruments. The derivatives arise from convertible debt where the debt and accrued interest is convertible into common stock at variable conversion prices and reclassification of equity instrument to liability due to insufficient shares for issuance. As the price of the common stock varies, it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date. When evaluating the effect of the issuance of new equity-linked or equity-settled instruments on previously issued instruments, the Company uses first-in, first-out method (“FIFO”) where authorized and unused shares would first be used to satisfy the earliest issued equity-linked instruments. As of January 31, 2020, warrants to purchase 0 common shares (583 shares before the reverse split of 2/25/2020 referred to in Note 6) issued in July 2014 were not classified as derivative liability while the remaining warrants outstanding were classified as derivative liability based on the FIFO method.

The fair value of the derivative liability is determined using a lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, historical stock price volatility, the expected term, and both high risk and the risk-free interest rate. The most sensitive inputs to the model are for expected time for the holder to convert or be repaid and the estimated historical volatility of the Company’s common stock.  However, because the historical volatility of the Company’s common stock is so high (see Note 7), the sensitivity required to change the liability by 1% as of January 31, 2020 is greater than 25% change in historical volatility as of that date.  The other inputs, such as risk free rate, high yield cash rate and stock price all have a sensitivity for a 1% change in the input variable results in a significantly less than 1% change in the calculated derivative liability.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8.  Financial Statements and Supplementary Data.

The Company’s consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of January 31, 2020 and 2019 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended have been audited by independent registered public accounting firm L J Soldinger Associates, LLC.. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

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

Pursuant to applicable rules, the Company makes the following additional disclosures:

(a) The report of Marcum on the consolidated financial statements of MedCareers Group, Inc. as of January 31, 2018 and for the year then ended did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, other than an explanatory paragraph relating to the Company’s ability to continue as a going concern. During the period from August 8, 2018 through April 30, 2019, there were no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to Marcum’s satisfaction would have caused Marcum to make reference thereto in connection with its report on the financial statements for the year ended January 31, 2018. During the period from August 8, 2018 through April 30, 2019, with the exception of material weaknesses related to our internal control over financial reporting, there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

On October 25, 2019, Fruci & Associates II, PLLC (“Fruci”) resigned as the independent registered public accounting firm of The 4Less Group Inc., a Nevada corporation (the “Company”).

On October 25, 2019, the Company’s Board of Directors approved and ratified the engagement of LJ Soldinger & Associates LLC (“Soldinger”) as the Company’s independent registered public accounting firm, effective immediately.

Pursuant to applicable rules, the Company makes the following additional disclosures:

(a) During the period from April 30, 2019 through October 25, 2019, there were no disagreements with Fruci on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to Fruci’s satisfaction would have caused it to make reference thereto in connection with its reports on the financial statements for such years. During the period from April 30, 2019 through October 25, 2019, there were no events of the type described in Item 304(a)(1)(v) of Regulation S-K.

(b) During the period from April 30, 2019 and through October 25, 2019, the Company did not consult with Soldinger with respect to any matter whatsoever including without limitation with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure on Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2020. This evaluation was accomplished under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) who concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure.

We have identified the following material weaknesses and significant deficiencies:

Material weaknesses

•	General Material Weakness that the Company does not invest sufficient resources at all times over the entire year in its accounting and reporting functions.

•	The Company does not record revenue in accordance with US GAAP in its general ledger.

•	The Company did not properly account for all the penalties incurred by its convertible notes.

Significant deficiencies

•	The Company is unable to timely report on the rollback of its inventory.

•	The Company failed to properly account for the Series D Convertible Preferred Stock.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Internal Control—Integrated Framework) at January 31, 2020. Based on its evaluation, our management concluded that, as of January 31, 2020, our internal control over financial reporting was not effective because of limited staff and a need for a full time chief financial officer and the identification of the material weaknesses described above.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Name	Age	Position	Date First Appointed/ Elected To the Company
Timothy Armes	65	Chairman, Chief Executive Officer, President, Secretary and Treasurer and President and Chief Executive Officer of The 4LESS Group, Inc.	August 2011

Chris Davenport	50	President of Autoparts4lessThe 4LESS Corp	October 2013

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

Board Meetings and Annual Meeting

During the fiscal year ended January 31, 2020, our Board of Directors (currently consisting solely of Timothy Armes) did not meet or hold any formal meetings.  We did not hold an annual meeting in the year ended January 31, 2020.  In the absence of formal board meetings, the Board conducted all of its business and approved all corporate actions during the fiscal year ended January 31, 2020 by the unanimous written consent of its sole director.

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

Item 11.  Executive Compensation.

Summary Compensation Table

The table below summarizes the total compensation paid or earned by the Company’s Chief Executive Officer and Chief Financial Officer during the fiscal years ended January 31, 2020 and 2019.  The Company did not have any executive officers who received total compensation in excess of $100,000 during the fiscal years disclosed below, other than disclosed below.

Name and principal position (1)	Year	Salary*	Bonus	Stock Awards	Option Awards	All other compensation*	Total compensation

Timothy Armes	2020	$79,414	—	—	—	—	$79,414
CEO, President, Treasurer, Secretary and Director (1)	2019	$31,790	—	—	—	—	$31,790

Christopher Davenport	2020	$332,701	—	—	—	—	$332,701
President 4LESS Corp	2019	$293,625	—	—	—	—	$293,625

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our voting common stock, as of May 5, 2020, by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (ii) each of our officers and directors (provided that Mr. Armes currently serves as our sole director); and (iii) all of our officers and directors as a group.

Based on information available to us, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date of this filing are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage of ownership of any other person. The following table is based on 536,765 common shares issued and outstanding as of January 31, 2020 reflecting the reverse splits.

COMMON STOCK

	Beneficial Owner	Address	Shares	Percent Ownership

Common Stock	Timothy Armes Chairman / CEO President, Secretary, CFO	106 W Mayflower, Las Vegas, Nevada 89030	1	0.0000%

Common Stock	Chris Davenport Founder and President of The 4Less Corp.	4580 N. Rancho Dr #130 Las Vegas, NV 89130	—	0.00%

	All Officers and Directors as a Group (2 Persons)		1	0.0000%

	Greater than 5% Shareholders		—	—

The following table is based on 0 shares of Series A Preferred Shares outstanding, 20,000 of Series B Preferred Shares outstanding, 7,000 shares of Series C Preferred Shares outstanding and 870 shares of Series D Preferred shares outstanding as of May 5, 2020.

PREFERRED STOCK

	Beneficial Owner	Address	Class	Shares	Percent Ownership

Preferred Stock	Timothy Armes Chairman / CEO President, Secretary, CFO	106 W Mayflower, Las Vegas, Nevada 89030	Pref A Pref B Pref C Pref D	0 1,000 0 120	0.00% 5.00% 0.00% 13.79%

Preferred Stock	Chris Davenport Founder and President of The 4Less Corp.	4580 N. Rancho Dr #130 Las Vegas, NV 89130	Pref A Pref B Pref C Pref D	0 17,100 6,075 675	0.00% 90.00% 90.00% 77.58%

	All Officers and Directors as a Group (2 Persons)		Pref A Pref B Pref C Pref D	0 18,100 6,075 795	0.00% 90.50% 87.00% 91.38%

	Greater than 5% Shareholders		Pref A Pref B Pref C Pref D	0 1,900 675 75	0.00% 9.50% 9.64% 8.62%

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

Item 14.  Principal Accounting Fees and Services.

(1) Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant’s annual financial statements and review of the financial statements included in the registrant’s Form 10-K and Form 10-Q(s) for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for fiscal year 2020 was approximately $70,608, for audit and 10-Q fees.

(2) Audit Related Fees

None.

(3) Tax Fees

$3,500

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

Date: May 5, 2020

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

*   Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of The 4Less Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The 4Less Group, Inc. (the Company) as of January 31, 2020 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended January 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2020 and the results of its consolidated operations and its cash flows for the year ended January 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully explained in Note 2, which includes management’s plans in regards to this uncertainty, the Company incurred a net loss of $3.88 million and has a negative working capital of $7.47 million and an accumulated deficit of $21.57 million as of and for the year ended January 31, 2020 and therefore there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ L J Soldinger Associates, LLC

May 5, 2020

Deer Park, Illinois

United States of America

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The 4LESS Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The 4LESS Group, Inc. (“the Company”) as of January 31, 2019, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019, and the results of its operations and its cash flows for the year ended January 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Fruci & Associates II, PLLC

We have served as the Company’s auditor during 2018 and 2019 and resigned on October 25, 2019.

Spokane, Washington

August 21, 2019, except as to the 4,000 to 1 reverse stock split disclosed under “Common Stock” in Note 8 to the consolidated financial statements, of which the date is March 16, 2020

THE 4LESS GROUP, INC.

Consolidated Balance Sheets

January 31, 2020 and 2019

	January 31, 2020	January 31, 2019
Assets
Current Assets
Cash and Cash Equivalents	$162,124	$59,401
Inventory	371,896	293,382
Prepaid Expenses	8,106	97,500
Other Current Assets	1,059	3,659
Total Current Assets	543,185	453,942
Operating Lease Assets	483,193	454,087
Property and Equipment, net of accumulated depreciation of $64,091 and $64,394	114,509	242,126

Total Assets	$1,140,887	$1,150,155

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$534,442	$216,455
Accrued Expenses	1,709,797	1,045,255
Accrued Expenses – Related Party	155,750	180,000
Short-Term Debt	609,491	381,512
Current Operating Lease Liability	101,984	74,179
Short-Term Convertible Debt, net of debt discount of $689,176 and $309,021	2,286,896	1,900,160
Derivative Liabilities	2,611,125	2,041,260
Current Portion – Long-Term Debt	4,166	11,697
Total Current Liabilities	8,013,651	5,850,518

Non-Current Lease Liability	365,085	379,908
Long-Term Debt	11,940	44,684

Total Liabilities	8,390,676	6,275,110

Commitments and Contingencies	—	—
Redeemable Preferred Stock
Series D Preferred Stock, $0.001 par value, 870 shares authorized, 870 and 870 shares issued and outstanding	870,000	870,000

Stockholders’ Deficit
Preferred Stock – Series A, $0.001 par value, 330,000 shares authorized, 0 and 0 shares issued and outstanding	—	—
Preferred Stock – Series B, $0.001 par value, 20,000 shares authorized, 20,000 and 20,000 shares issued and outstanding	20	20
Preferred Stock – Series C, $0.001 par value, 7,250 shares authorized, 6,750 and 6,750 shares issued and outstanding	7	7
Common Stock, $0.000001 par value, 20,000,000,000 shares authorized, 538,464 and 151 shares issued, issuable and outstanding	1	—
Additional Paid In Capital	13,449,336	11,694,325
Accumulated Deficit	(21,569,153)	(17,689,307)
Total Stockholders’ Deficit	(8,119,789)	(5,994,955)

Total Liabilities and Stockholders’ Deficit	$1,140,887	$1,150,155

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Consolidated Statements of Operations

For the Years Ended January 31, 2020 and 2019

	2020	2019
Revenue	$8,186,214	$8,312,610

Cost of Revenue	6,275,189	6,115,504

Gross Profit	1,911,025	2,197,106

Operating Expenses:
Depreciation	34,832	40,958
Postage, Shipping and Freight	453,088	401,650
Marketing and Advertising	204,945	179,516
E Commerce Services, Commissions and Fees	763,182	963,020
Operating lease cost	117,841	74,803
Personnel Costs	1,274,894	1,200,010
General and Administrative	915,507	327,916
Total Operating Expenses	3,764,289	3,187,873

Net Operating Loss	(1,853,264)	(990,767)

Other Income (Expense)
Gain (loss) on Sale of Property and Equipment	16,295	(1,124)
Gain (Loss) on Derivatives	(180,552)	3,231,187
Gain on Settlement of Debt	67,623	—
Amortization of Debt Discount	(800,159)	(248,247)
Loss on Issuance of Convertible Notes	—	(387,881)
Gain on Sale of Subsidiary	—	895,450
Impairment of Goodwill	—	(10,398,397)
Interest Expense	(1,129,789)	(225,719)
Total Other Income (Expense)	(2,026,582)	(7,134,731)

Net Income (Loss)	$(3,879,846)	$(8,125,498)

Basic and Diluted Weighted Average Shares Outstanding	86,542	19
Basic and Diluted Income (Loss) per Share	$(44.83)	$(427,657.79)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Consolidated Statements of Shareholder’s Deficit

For the Years Ended January 31, 2020 and 2019

	Preferred Series A		Preferred Series B		Preferred Series C		Common Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total

January 31, 2018	330,000	$330	1,000	$1	—	$—	35	$—	$212,361	$(331,506)	$(118,814)

Conversion of Notes Payable to Common Stock	—	—	—	—	—	—	120	—	169,697	—	169,697

Conversion of Accrued Expense to Common Stock	—	—	—	—	—	—	1	—	1,125	—	1,125

Issuance and Cancellation of Shares in Reverse Merger	(330,000)	(330)	19,000	19	6,750	7	(3)	—	11,650,915	(9,232,303)	2,418,308

Shares Cancelled in Conjunction with Sale of Subsidiary	—	—	—	—	—	—	(2)	—	(339,773)	—	(339,773)

Net (Loss)	—	—	—	—	—	—	—	—	—	(8,125,498)	(8,125,498)

January 31, 2019	—	$—	20,000	$20	6,750	$7	151	$—	$11,694,325	$(17,689,307)	$(5,994,955)

Conversion of Notes Payable and Accrued Interest to Common Stock	—	—	—	—	—	—	536,613	1	992,443	—	992,444

Derivative Liability Reclassified as Equity Upon Conversion of notes	—	—	—	—	—	—	—	—	755,253	—	755,253

Common Stock Adjustments for Reverse Splits	—	—	—	—	—	—	1,700	—	7,315	—	7,315

Net (Loss)	—	—	—	—	—	—	—	—	—	(3,879,846)	(3,879,846)

January 31, 2020	—	$—	20,000	$20	6,750	$7	538,464	$1	$13,449,336	$(21,569,153)	$(8,119,789)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Consolidated Statements of Cash Flows

For the Years Ended January 31, 2020 and 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(3,879,846)	$(8,125,498)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	34,832	40,958
Loss (Gain ) in Fair Value on Derivative Liabilities	180,552	(3,231,187)
Amortization of Debt Discount	800,159	248,247
Interest Expense related to Derivative Liability in Excess of Fair Value	96,981	—
Loan Penalties Capitalized to Loan	482,709	—
Original Issue Discount on Convertible Notes Expensed to Interest	73,675	—
Loss on Issuance Notes Payable	—	387,881
Gain on Settlement of Debt	(67,623)	—
Gain on sale of Property	(16,295)	—
Gain on Sale of Subsidiary	—	(895,450)
Impairment	—	10,398,397
Change in Operating Assets and Liabilities:
(Increase) in Inventory	(78,515)	(216,160)
(Increase) Decrease in Prepaid Rent	89,394	(97,500)
Decrease in Other Current Assets	2,600	2,664
Increase in Accounts Payable	301,907	198,550
Increase (Decrease) in Accrued Expenses – Related Party	(24,250)	180,000
Increase in Accrued Expenses	849,409	440,057
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,154,311)	(669,041)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(16,742)	(60,548)
Disposal of Property and Equipment	125,822	4,053
CASH FLOWS USED IN INVESTING ACTIVITIES	109,080	(56,495)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Short Term Debt	1,549,980	—
Payments on Short Term Debt	(1,320,001)	—
Proceeds from Notes Payable	—	1,025,786
Payments on Notes Payable	—	(771,542)
Payments on Long Term Debt	(40,275)	—
Proceeds from Convertible Notes Payable	958,250	152,860
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	1,147,954	407,104

NET INCREASE (DECREASE) IN CASH	102,723	(318,432)

CASH AT BEGINNING OF PERIOD	59,401	377,833

CASH AT END OF PERIOD	$162,124	$59,401

Supplemental Disclosure of Cash Flows Information:
Cash Paid for Interest	$89,934	$39,753
Operating Lease Liability to Operating Lease Asset	$89,942	$—
Accrued Interest Transferred to Note Balances	$55,168	$—
Derivative Debt Discount	$1,077,844	$—
Convertible Notes Interest and Derivatives Converted to Common Stock	$1,770,048	$169,697
Net Liabilities Assumed in Reverse Merger	$—	$7,605,750

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

THE 4LESS CORP.

Notes to Consolidated Financial Statements

January 31, 2020 and 2019

Note 1 – Description of Business and Summary of Significant Accounting Policies

Nature of Business – The 4LESS Group, Inc., (the “Company”), was incorporated under the laws of the State of Nevada on December 5, 2007. The Company, under the name MedCareers Group, Inc. (“MCGI” ) formally operated a website for nurses, nursing schools and nurses’ organizations designed for better communication between nurses and the nursing profession.

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

4LESS was formed as Vegas Suspension & Offroad, LLC on October 24, 2013 as a Nevada limited liability company and converted to a Nevada corporation with the same name on May 8, 2017. On April 2, 2018, the Company changed its name to The 4LESS Corp. The Corporation had S Corporation status. The Corporation operates as an e-commerce auto and truck parts sales company. As a result of the share exchange, the Company is now a holding company operating through 4LESS and offers products including exhaust systems, suspension systems, wheels, tires, stereo systems, truck bed covers, and shocks. On December 30, 2019 4LESS changed its name to Auto Parts 4Less, Inc.

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

Principles of Consolidation

The financial statements include the accounts of The 4LESS Group, Inc. as well as Auto Parts 4Less, Inc.(formerly The 4LESS Corp.) and JBJ Wholesale LLC.  All significant inter-company transactions have been eliminated.  All amounts are presented in U.S. Dollars unless otherwise stated.

Use of Estimates

In order to prepare financial statements in conformity with accounting principles generally accepted in the United States, management must make estimates, judgments and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. The ultimate resolution of issues requiring these estimates and assumptions could differ significantly from resolution currently anticipated by management and on which the financial statements are based.  The most significant estimates included in these consolidated financial statements are those associated with the assumptions used to value derivative liabilities.

Reclassifications

Certain amounts in the Company’s consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods.

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

Concentrations

Cost of Goods Sold

For the year ended January 31, 2020 the Company purchased approximately 59% of its inventory and items available for sale from third parties from three vendors. As of January 31, 2020, the net amount due to the vendors included in accounts payable was $369,592.  For the year ended January 31,2019, the Company purchased its inventory and items available for sale from third parties from three third-party vendors (68%). As of January 31, 2019, the net amount due to theses vendors included in accounts payable was $162,514. The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

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

Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of $454,087 and $454,087 respectively, as of February 1, 2019. The standard did not materially impact our consolidated net earnings, retained earnings and had no impact on cash flows

Income Taxes

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. ASC 740, Accounting for Income Taxes requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. The Company’s gross deferred tax assets were revalued based on the reduction in the federal statutory tax rate from 35% to 21%. A corresponding offset has been made to the valuation allowance, and any potential other taxes arising due to the Tax Act will result in reductions to the Company’s net operating loss carryforward and valuation allowance. The Company will continue to analyze the Tax Act to assess its full effects on the Company’s financial results, including disclosures, for the Company’s fiscal year ending January 31, 2020, but the Company does not expect the Tax Act to have a material impact on the Company’s consolidated financial statements.

On November 29, 2018, the Company completed a reverse merger with 4LESS. At such time that there was a change in control, all net operating losses for tax purposes of the parent were no longer available for carryforward and the parent started to accumulate profits or losses from that point forward.

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

As of January 31, 2020 and 2019, the Company’s derivative liabilities were measured at fair value using Level 3 inputs.  See Note 9.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of January 31, 2020:

	January 31, 2020	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities – embedded redemption feature	$2,611,125	$—	$—	$2,611,125
Totals	$2,611,125	$—	$—	$2,611,125

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

Derivative Liability

The derivative liabilities are valued as a level 3 input under the fair value hierarchy for valuing financial instruments. The derivatives arise from convertible debt where the debt and accrued interest is convertible into common stock at variable conversion prices and reclassification of equity instrument to liability due to insufficient shares for issuance. As the price of the common stock varies, it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date. When evaluating the effect of the issuance of new equity-linked or equity-settled instruments on previously issued instruments, the Company uses first-in, first-out method (“FIFO”) where authorized and unused shares would first be used to satisfy the earliest issued equity-linked instruments. As of January 31, 2020, warrants to purchase 0 common shares (583 shares before the reverse split of 2/25/2020 referred to in Note 6) issued in July 2014 were not classified as derivative liability while the remaining warrants outstanding were classified as derivative liability based on the FIFO method.

The fair value of the derivative liability is determined using a lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, historical stock price volatility, the expected term, and both high risk and the risk-free interest rate. The most sensitive inputs to the model are for expected time for the holder to convert or be repaid and the estimated historical volatility of the Company’s common stock.  However, because the historical volatility of the Company’s common stock is so high (see Note 7), the sensitivity required to change the liability by 1% as of January 31, 2020 is greater than 25% change in historical volatility as of that date.  The other inputs, such as risk free rate, high yield cash rate and stock price all have a sensitivity for a 1% change in the input variable results in a significantly less than 1% change in the calculated derivative liability.

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue when control is transferred over the promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle:

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

Disaggregation of Revenue: Channel Revenue

The following table shows revenue split between proprietary and third party website revenue for the years ended January 31, 2020 and 2019:

			Change
	2020	2019	$	%
Proprietary website revenue	$3,246,351	$1,777,825	$1,468,526	83%
Third party website revenue	4,939,863	6,534,785	(1,594,922)	(24%	)
Total Revenue	$8,186,214	$8,312,610	$(126,396)	(2%	)

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

All sales to customers are generally final. However, the Company accepts returned product due to quality or issues relating to product description or incorrect product orders and in such instances the Company would replace the product or refund the customers funds The Company’s customers generally pre-pay for the products.

Stock-Based Compensation

The Company accounts for stock options at fair value. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

Loss per Common Share

ASC 260, Earnings Per Share, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. EPS has been adjusted to reflect the effects of stock dividends, stock splits, and reverse stock splits back to inception.

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive.  Since the Company has only incurred losses, basic and diluted net loss per share is the same.  Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at January 31, 2020 and 2019 are as follows:

	January 31,
Security	2020	2019
Convertible notes and accrued interest	16,355,950	2,209,181
Convertible Class C Preferred Shares	1,411,692	398
Warrants to purchase common stock	1	1
	17,767,643	2,209,580

Recently Issued Accounting Standards

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) which simplifies goodwill impairment testing by requiring that such periodic testing be performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company is currently evaluating the impact of Topic 350 on its consolidated financial statements and related disclosures, which is effective for fiscal years, including interim periods, beginning after December 15, 2019.We will adopt on February 1, 2020 and expect no impact.

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

NOTE 2 – GOING CONCERN AND FINANCIAL POSITION

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative losses through January 31, 2020 of $21,569,153 and has a working capital deficit at January 31, 2020 of $7,470,466. As of January 31, 2020, the Company only had cash and cash equivalents of $162,124 and had a significant amount of short-term debt in default. The short-term debt agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. While the Company has continued to grow its revenues, at this time, revenues still do not cover all of its operating costs.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plan is to raise additional funds in the form of debt or equity in order to continue to fund losses until such time as revenues are able to sustain the Company.  To date, the main source of funding has been through the issuance of convertible notes with provisions that allow the holder to convert the debt and accrued and unpaid interest at substantial discounts to the trading the price of our common stock and through factored promissory notes secured by substantially all of the assets of our operating subsidiary.  The effect of the conversions in the years ended January 31, 2020 and 2019, respectively, for the convertible notes has been to substantially dilute existing holders of common stock of our Company.  However, there is no assurance that management will be successful in being able to continue to obtain additional funding. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – PROPERTY

The Company capitalizes all property purchases over $1,000 and depreciates the assets on a straight-line basis over their useful lives of 3 years for computers and 7 years for all other assets. Property consists of the following at January 31, 2019 and 2018:

	2020	2019
Office furniture, fixtures and equipment	$95,163	$78,421
Shop equipment	43,004	43,004
Vehicles	40,433	185,095
Sub-total	178,600	306,520
Less: Accumulated depreciation	(64,091)	(64,394)
Total Property	$114,509	$242,126

Additions to fixed assets were $16,742 and $60,548 for the years ended January 31, 2020 and January 2019, respectively.

During the year ended January 31, 2020 the company disposed of property having a cost of $144,662 and a net book value of $109,527 for proceeds of $125,822.

Depreciation expense was $34,832 and $40,958 for the twelve months ended January 31, 2020 and January 2019, respectively.

NOTE 4 – LEASES

We lease certain warehouses, vehicles and office space. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, we did not combine lease and non-lease components.

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 17 years or more. The exercise of lease renewal options is at our sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Below is a summary of our lease assets and liabilities at January 31, 2020 and January 31, 2019.

Leases	Classification	January 31, 2020	January 31, 2019
Assets
Operating	Operating Lease Assets	$483,193	$454,087
Liabilities
Current
Operating	Current Operating Lease Liability	$101,984	$74,179
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	365,085	379,908
Total lease liabilities		$467,069	$454,087

Note: As most of our leases do not provide an implicit rate, we use our incremental borrowing rate of 8% based on the information available at commencement date in determining the present value of lease payments. We compare against loans we obtain to acquire physical assets and not loans we obtain for financing. The loans we obtain for financing are generally at significantly higher rates and we believe that physical space or vehicle rental agreements are in line with physical asset financing agreements. CAM charges were not included in operating lease expense and were expensed in general and administrative expenses as incurred.

Operating lease cost was $117,841 and $74,803 for both the twelve months ended January 31, 2020 and January 31, 2019, respectively.

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

NOTE 5 – SHORT-TERM AND LONG-TERM DEBT

The components of the Company’s short-term and long term debt as of January 31, 2019 and 2018 were as follows:

	January 31, 2020		January 31, 2019
Vehicle Note Payable - $49,494, dated April 19, 2017, 7.24% interest, 72 payments of $851 starting May 29, 2017 and ending April 2023(2), repaid in full on August 13, 2019	$—		$38,690
Working Capital Note Payable - $175,000, dated March 16, 2019, repayment of 10% of all eBay sales until paid in full, minimum payments of $17,769 per quarter until paid, fees of $2,696 repaid in full on May 9, 2019	—		—
Working Capital Note Payable-$ 200,000 dated May 12, 2019, repayment of 10% of all eBay sales proceeds until paid in full, minimum payment of $20,341 per quarter, repaid in full on July 11, 2019, fees of $3,418	—		—
Working Capital Note Payable-$ 200,000 dated October 25, 2019, repayment of 10% of all eBay sales proceeds until paid in full, minimum payment of $20,417, fees of $4,173 effective interest rate of 7%(4), maturing January 25, 2020(4)	6,978	*	—
Loan dated October 8, 2019, repayable at $4,678.86 per month commencing on November 8, 2019, maturing April 8, 2021, interest at 15% per annum	63,635	*	—
Loan dated October 14, 2019, repayable in average monthly instalments of $11,200, maturing April 14, 2020, interest and fees $ 7,200, effective interest 35.50% per annum(5)(6)	30,000	*	—
Working Capital Note Payable-$ 200,000 dated July 19, 2019, repayment of 10% of all eBay sales proceeds until paid in full, minimum payment of $20,334, fees of $3,343 effective interest rate of 7%(4), repaid in full on October 22, 2019	—		—
Working Capital Note Payable - $175,000, dated January 15, 2019, repayment of 10% of all eBay sales until paid in full, minimum payments of $12,695 per quarter until paid	—		153,057
Amazon working capital note, original loan of $94,000 Sept 6, 2018, 9.22% interest, monthly payments of $16,091 paid in full March 5, 2019	—		31,814
SFS Funding Loan, original loan of $298,400 October 5, 2018, 24% interest, weekly payments of $7,581, maturing and repaid in full October 9, 2019(3)	—		194,642
SFS Funding Loan, original loan of $389,980 January 8, 2020, 24% interest, weekly payments of $6,006, maturing April 7, 2021(5)	371,963	*	—
Forklift Note Payable, original note of $20,432.59 Sept 26,2018, 6.23% interest, 60 monthly payments of $394.54 ending August 2023(1)	16,106	#	19,690
Loan dated July 31, 2019, $61,200 including $1,200 fee due and repaid August 6, 2019	—		—
Demand loan -$122,000 dated August 19, 2019 25% interest, 5% fee on outstanding balance(5)	122,000	*	—
Demand loan-$2,500, dated March 8, 2019, 25% interest, 5% fee on outstanding balance	2,500	*	—
Demand loan -$65,500 dated February 27, 2019, 25% interest, 5% fee on outstanding balance, Secured by the general assets of the Company	12,415	*	—
Total	$625,597		$437,893

__________

*	Short -term notes of $609,491
#	Long-term loan of $ 16,106 including current portion of $4,166
(1)	Secured by equipment having a net book value of $18,243
(2)	Secured by equipment having a net book value of $61,744
(3)	The Company has pledged a security interest on all accounts receivable and banks accounts of the Company. Obligation under personal guaranty by controlling shareholder of the Company.
(4)	The Company has pledged a security interest on all accounts receivable and banks accounts of the Company.
(5)	The Company has pledged a security interest on all assets of the Company.
(6)	The amounts due under the note are personally guaranteed by an officer or a director of the Company.

The Company had accrued interest payable of $0 and $0 interest on the notes at January 31, 2020 and 2019, respectively.

The following are the minimum amounts due on the notes as of January 31, 2020:

Year Ended	Amount
Jan 31, 2021	$613,657
Jan 31, 2022	4,107
Jan 31, 2023	4,371
Jan 31, 2024	3,462
Total	$625,597

NOTE 6 – SHORT-TERM CONVERTIBLE DEBT

The components of the Company’s convertible debt as of January 31, 2020 and 2019 were as follows:

	Interest	Default Interest	Conversion	Outstanding Principal at
Maturity Date	Rate	Rate	Price	January 31, 2020	January 31, 2019
Nov 4, 2013*	12%	12%	$1,800,000	$100,000	$100,000
Jan 31, 2014*	12%	18%	$2,400,000	16,000	16,000
Apr 24, 2020(ii)	12%	24%	(3)	69,730	69,730
July 31, 2013*	12%	12%	$1,440,000	5,000	5,000
Jan 31, 2014*	12%	12%	$2,400,000	30,000	30,000
Dec 24, 2015*(v)	8%	24%	(1)	5,000	5,000
Sep 10, 2017	8%	24%	(2)	—	37,958
Sep 10, 2017	8%	24%	(2)	—	2,375
Sep 10, 2017	8%	24%	(2)	—	16,600
Sep 10, 2017	8%	24%	(2)	—	38,677
Dec 4, 2017	8%	24%	(5)	—	25,000
Feb 3, 2017*(ii)(iv)	8%	24%	(5)	2.500	25,000
Mar 3, 2017*(ii)(iv)	8%	24%	(6)	—	30,000
Mar 3, 2017*(ii)(iv)	8%	24%	(6)	33,000	30,000
Mar 24, 2017*(ii)(iv)	8%	24%	(6)	27,500	10,950
Apr 24, 2020(ii)(iv)(vi)	12%	24%	(3)	517,787	738,896
July 8, 2015*(v)	8%	24%	(1)	5,500	5,500
Apr 24, 2020(ii)(iv)(vi)	8%	24%	(3)	4,500	4,500
Apr 24, 2020	8%	24%	(3)	23,297	23,297
Apr 24, 2020	8%	24%	(3)	7,703	7,703
Apr 24, 2020	8%	24%	(3)	26,500	26,500
July 19, 2016*(v)	8%	24%	(1)	5,000	5,000
March 24, 2017	8%	24%	(5)	—	25,000
Dec 27, 2018	15%	24%	(5)	—	56,925
Dec 27, 2018	15%	24%	(4)	—	1,202
Mar 23, 2019*(ii)(iv)(vi)	15%	24%	(3)	4,444	18,325
Feb 20, 2019*(ix)	10%	10%	(7)	343,047	274,438
Mar 23, 2019	15%	24%	(3)	—	12,355
Jun 6, 2019*(viii)	12%	18%	(8)	43,577	123,750
Oct 24, 2019*(ii)(iv)	8%	24%	(6)	45,595	47,250
Nov 14, 2019*(ii)(iv)	8%	24%	(6)	86,625	78,750
Dec 14, 2019*(ii)(iv)	8%	24%	(6)	143,000	130,000
Dec 28, 2019*(i)(iv)(vi)	12%	18%	(7)	133,333	125,000
Jan 9, 2020*(ii)(iv)	8%	24%	(2)	68,750	62,500
March 1, 2020(x)	10%	15%	(9)	40,939	—
March 14, 2020(iv)(vi)	15%	24%	(11)	44,967	—
April 3, 2020(iv)	8%	24%	(2)	172,148	—
April 12, 2020(xi)	10%	24%	(3)	185,130	—
May 13, 2020(iv)(vi)	15%	24%	(11)	55,000	—
May 14, 2020(iv)(vi)	8%	24%	(2)	52,500	—
May 24, 2020(iv)(vi)	15%	24%	(11)	40,000	—
June 11, 2020(iv)(vi)	15%	24%	(11)	85,000	—
June 26, 2020(iv)(vi)	15%	24%	(11)	76,000	—
July 11, 2020(iv)(vii)	15%	24%	(11)	60,000	—
Aug 29, 2020(iv)(vii)	15%	24%	(11)	45,000	—
Sep 16, 2020(iv)(vii)	15%	24%	(11)	34,000	—
Sep 27, 2020(iv)(vii)	15%	24%	(11)	34,000	—
Oct 24, 2020(iv)(vii)	15%	24%	(11)	122,000	—
Nov 7, 2020(iv)(vii)	15%	24%	(12)	42,000	—
Nov 22, 2020(ii)(iv)(vi)	8%	24%	(2)	55,000	—
Dec 10, 2020(iv)(vii)	15%	24%	(11)	55,000	—
Dec 23, 2020(ii)(iv)(vi)	8%	24%	(2)	30,000	—
Sub-total				2,976,072	2,209,181
Debt Discount				(689,176)	(309,021)
				$2,286,896	$1,900,160

__________

(1)	52% of the lowest trading price for the fifteen trading days prior to conversion day.
(2)	50% of the lowest trading price for the fifteen trading days prior to conversion day.
(3)	50% of the lowest trading price for the twenty trading days prior to conversion day.
(4)	50% of the lowest trading price for the forty trading days prior to conversion day, but not higher than $0.000075.
(5)	50% of the lowest trading price for the fifteen trading days prior to conversion day, but not higher than $0.001.
(6)	50% of the lowest trading price for the fifteen trading days prior to conversion day, but not higher than $0.005.
(7)	60% of the lowest trading price for the twenty trading days prior to conversion day.
(8)	52% of the lowest trading price for the twenty trading days prior to conversion day.
(9)	55% of the lowest trading price for the twenty-five trading days prior to conversion day.
(10)	50% of the lowest trading price for the twenty-five trading days prior to conversion day.
(11)	50% of the lowest bid price for the twenty-five trading days prior to conversion day.
(12)	45% of the lowest bid price for the fifteen trading days prior to conversion day
(13)	50% of the lowest bid price for the fifteen trading days prior to conversion day.
*	In default

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

(iv) If the Company becomes delinquent or continues its delinquency in its periodic filings with the SEC after the 6-months anniversary of the note, then the holder is entitled to use the lowest closing bid price during the delinquency period as a base price for the conversion.

(v) In the event the Company experiences a DTC ” Chill” on its shares, the conversion price shall be decreased to 42% instead of 52% while that “Chill” is in effect.

(vi) If the Company fails to maintain the share reserve at the 4x discount of the note 60 days after the issuance of the note, the conversion discount shall be increased by 10%.

(vii) If the Company fails to maintain the share reserve at the 3x discount of the note 60 days after the issuance of the note, the conversion discount shall be increased by 10%.

(viii) If at any time while this Note is outstanding, an event of default occurs, then an additional discount of 15% shall be factored into the Variable Conversion Price until this Note is no longer outstanding (resulting in a discount rate of 65% assuming no other adjustments are triggered hereunder). If at any time while this Note is outstanding, the Borrower’s Common Stock are not deliverable via DWAC, an additional 10% discount shall be factored into the Variable Conversion Price until this Note is no longer outstanding

(ix) If the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the effective Conversion Price is less than $0.01 at any time, the Principal Amount of the Note shall increase by ten thousand dollars ($10,000).  In addition, the Conversion price shall be permanently redefined to equal the lesser of (a) $0.001 or (b) 50% of the lowest traded price during the twenty five (25) consecutive Trading Days immediately preceding the applicable Conversion Date on which the Holder elects to convert all or part of this Note, subject to adjustment as provided in this Note.

(x) In the event that shares of the Borrower’s Common Stock are not deliverable via DWAC following the conversion of any amount hereunder, an additional ten percent (10%) discount shall be factored into the Variable Conversion Price until this Note is no longer outstanding (resulting in a discount rate of 55% assuming no other adjustments are triggered hereunder). Additionally, if the Borrower fails to comply with the reporting requirements of the Exchange Act (including but not limited to becoming late or delinquent in its filings, even if the Borrower subsequently cures such delinquency) at any time while after the Issue Date, and/or the Borrower shall cease to be subject to the reporting requirements of the exchange Act, an additional fifteen percent (15%) discount shall be factored into the Variable Conversion Price until this Note is no longer outstanding (resulting in a discount rate of 60% assuming no other adjustments are triggered hereunder).

(xi) If the Borrower’s Common stock is chilled for deposit at DTC, becomes chilled at any point while this Note remains outstanding or deposit or other additional fees are payable due to a Yield Sign, Stop Sign or other trading restrictions, or if the closing price at any time falls below $0.01 (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then an additional 15% discount will be attributed to the Conversion Price for any and all Conversions submitted thereafter.

The Company had accrued interest payable of $703,270 and $463,839 on the notes at January 31,2020, and January 31, 2019, respectively.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that some instruments should be classified as liabilities due to there being a variable number of shares to be delivered upon settlement of the above conversion options. The instruments are measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a discount to the note on the debt modification date. For the years ended January 31, 2020 and 2019, the Company recorded amortization expense of $800,159 and $248,247, respectively. See more information in Note 7.

During the year ended January 31, 2020 the Company entered into new convertible notes totaling $1,149,074 with one year maturities, interest rates ranging from 8%-15%, the Company received $958,250 in cash proceeds, recorded original issue discounts of $73,675, debt discounts from bifurcated conversion features of $1,077,844,and loan and interest of $117,149 was transferred from existing notes of the same lender.

During the year ended January 31, 2020 the Company converted a total of $752,409 of the convertible notes, $240,035 accrued interest and $27,850 in fees into 536,613 common shares and the Company released the associated derivative liability of $755,253 referred to in Note 7. Also, $482,709 in loan penalties, transfers and adjustments were added to various note balances and recorded as interest expense.

As of January 31, 2020, the Company had $1,132,966 of aggregate debt in default. The agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. The Company continues to accrue interest at the listed rates, and plans to seek their conversion or payoff within the next twelve months.

NOTE 7 – DERIVATIVE LIABILITIES

As of January 31, 2020 and January 31, 2019, the Company had derivative liabilities of $2,611,125 and $2,041,260, respectively. During the year ended January 31, 2020, the Company recorded a loss of $180,552 and during the year ended January 31, 2019 the company recorded a gain of $3,231,187, from the change in the fair value of derivative liabilities, respectively. Any liabilities resulting from the warrants outstanding are immaterial.

The derivative liabilities are valued as a level 3 input for valuing financial instruments.

The following table presents changes in Level 3 liabilities measured at fair value for the year ended January 31, 2020. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

Level 3
Derivatives
Balance, January 31, 2018	$0
Derivatives Assumed upon Reverse Merger	5,162,556
Changes due to Issuance of New Convertible Notes	387,881
Changes due to Conversion of Notes Payable	(277,990)
Mark to Market Change in Derivatives	(3,231,187)

Balance, January 31, 2019	2,041,260
Changes due to Issuance of New Convertible Notes	1,212,189
Reduction of derivative due to extinguishment	(67,623)
Changes due to Conversion of Notes Payable	(755,253)
Mark to Market Change in Derivatives	180,552
Balance, January 31, 2020	$2,611,125

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices which are linked to the trading and/or bid prices of the Company’s common stock as traded on the OTC market.

As the price of the common stock varies it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date.

The fair value of the derivative liability is determined using the lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of January 31, 2020 is as follows:

Embedded
Derivative Liability
As of January 31, 2020
Strike price	$0.0010 - 6.24
Contractual term (years)	0.08 - 1.00 years
Volatility (annual)	313.10% - 507.48%
High yield cash rate	21.44% - 30.30%
Underlying fair market value	.0001 - 3.59
Risk-free rate	1.45% - 2.55%
Dividend yield (per share)	0%

NOTE 8 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 20,000,000 shares of Preferred Stock, having a par value of $0.001 per share.

Series A Preferred Stock

The Series A Preferred Stock has an automatic forced conversion into common stock upon the completion of the repurchase or extinguishing of all “toxic” debt (notes having conversion features tied to the Company’s common stock), the extinguishing of all other existing dilutive debt or equity structures, and total recapitalization of the Company. As of both January 31, 2020, and January 31, 2019 the Company had 0 shares of Series A Preferred issued and outstanding and 330,000 authorized with a par value of $0.001 per share.

At both January 31, 2020 and January 31, 2019, respectively, there were 20,000 and 20,000 Series B preferred shares outstanding. The Series B Preferred Stock have voting rights equal to 66.7% of the total voting rights at any time. There are no conversion rights granted holders of Series B Preferred shares, they are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 20,000 Series B preferred shares authorized and issued of the Series B Preferred Stock with a par-value of $0.001 per share.

At both January 31, 2020 and January 31, 2019, there were 6,750 Series C preferred shares outstanding, respectively. The Series C Preferred Stock have the right to convert into the common stock of the Company by multiplying the number of issued and outstanding shares of common stock by 2.63 on the conversion date. The holders of Series C Preferred shares are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 7,250 Series C preferred shares authorized and 6,750 shares issued with a par-value of $0.001 per share.

At both January 31, 2020 and January 31, 2019, there were 870 Series D preferred shares authorized and outstanding, respectively which with a par value $.001. All shares of Series D Preferred Stock will rank subordinate and junior to all shares of Series A, B and C of Preferred Stock of the Corporation and pari passu with any of the Corporation’s preferred stock hereafter created as to distributions of assets upon dissolution or winding up of the Corporation, whether voluntary or involuntary. These shares are non-voting, do not receive dividends and are redeemable according to the terms set out below:

OPTIONAL REDEMPTION.

(1)  At any time, either the Corporation or the holder may redeem for cash out of funds legally available therefore, any or all of the outstanding Series D Preferred Stock (“Optional Redemption”) at $1,000 per share.

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

Neither the Company nor any Series D preferred stockholders has given notice to exercise the redemption as of January 31, 2020 on the date of the financial statements.

Because the holders of the Series D preferred stock have the right to demand cash redemption, the cumulative amount of the redemption feature is included in Temporary Equity as of January 31, 2020 and 2019.

Common Stock

The Company is authorized to issue 20,000,000,000 common shares at a par value of $0.000001 per share. These shares have full voting rights. On March 29, 2019 the Company undertook a 6000:1 reverse stock. On February 25, 2020, the Company undertook a 4000:1 reverse stock split. The share capital has been retrospectively adjusted accordingly to reflect these reverse stock splits.  At January 31, 2020 and 2019, there were 538,464 and 151 shares outstanding, respectively.  No dividends were paid in the years ended January 31, 2020 or 2019. The Company’s articles of incorporation include a provision that the Company is not allowed to issue fractional shares.  As a result, as part of the reverse split described above, the Company issued an additional 1,699 shares in March 2020 and these shares were included in the shares outstanding as of January 31, 2020 as issuable.

The Company issued the following shares of common stock in the year ended January 31, 2020:

Conversion of $752,409 notes payable and $240,035 accrued interest, $27,850 in fees and $755,253 of derivative liability to 536,613 shares of common stock.

An additional 1,700 shares are issuable on adjustments for rounding shareholdings as a result of the 4000:1 reverse stock split of February 25, 2020.

The Company issued the following shares of common stock in the year ended January 31, 2019:

Conversion of $115,573 notes payable and $54,124 accrued interest and $277,990 of derivative liability to 120 shares of common stock.

Conversion of accrued expenses to common stock with a value of $1,125 to 1 share of common stock.

Options and Warrants:

The Company recorded option and warrant expense of $0 and $0 in the years ended January 31, 2020 and 2019, respectively.

The Company issued no warrants in the year ended January 31, 2019.

In January 2018, the Company issued 5,667 warrants associated with the conversion of its convertible debt. The warrants are exercisable upon issuance, have exercise price of $0.45 and expire on January 8, 2021.

The Company had the following options and warrants outstanding at January 31, 2020:

Issued To	# Warrants	Dated	Expire	Strike Price	Expired	Exercised
Lender	1.4	01/08/2018	01/08/2021	$1,800 per share	N	N

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 31, 2018	—	$—	1.5	$225,520
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and canceled	—	—	—	—
Outstanding at January 31, 2019	—	$—	1.5	$225,520
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and canceled	—	—	—	—
Outstanding at January 31, 2020	—	$—	1.5	$225,520

NOTE 9 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The income tax expense (benefit) consisted of the following for the fiscal year ended January 31, 2020 and 2019:

	January 31, 2020	January 31, 2019
Total current	$—	$—
Total deferred	—	—
	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax benefit for the fiscal year ended January 31, 2020(in thousands):

January 31, 2020
Federal statutory rate	$(805)
Permanent timing differences	24
Effect of change in US Tax rates for deferral items	—
Other	(23)
Change in valuation allowance	804
$—

For the year ended January 31, 2020, the expected tax benefit is calculated at the 2019 statutory rate of 21%. The effect for temporary timing differences are also calculated at the 25% statutory rate effective for fiscal year ended January 31, 2019.

For the year ended January 31, 2020, the expected tax benefit, temporary timing differences and long-term timing differences are calculated at the 21% statutory rate.

Significant components of the Company’s deferred tax assets and liabilities were as follows for the fiscal year ended January 31, 2020 and 2019:

	January 31, 2020	January 31, 2019
Deferred tax assets:
Net operating loss carryforwards	$874,000	$59,749
Total deferred tax assets	874,000	59,749

Deferred tax liabilities:
Depreciation	10,000	—
Deferred revenue	—	—
Total deferred tax liabilities	10,000	—

Net deferred tax assets:
Less valuation allowance	(864,000)	(59,749)
Net deferred tax assets (liabilities)	$—	$—

The Company has incurred losses since inception, therefore, the Company has no federal tax liability.  Additionally there are limitations imposed by certain transactions which are deemed to be ownership changes which occurred in the Company on November 29, 2018.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward was approximately $4.164 million at January 31, 2020 and $614,146 at January 31, 2019, that is available for carryforward for federal income tax purposes and begin to expire in 2039.

Although the Company has tax loss carry-forwards, there is uncertainty as to utilization prior to their expiration.  Accordingly, the future income tax asset amounts have been fully reserved by a valuation allowance.

The Company has maintained a full valuation allowance against its deferred tax assets at January 31, 2020 and 2019. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of realizing the net deferred tax asset, a full valuation allowance has been provided.

The Company does not have any uncertain tax positions at January 31, 2020 and 2019 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

During the fiscal year ended January 31, 2020 and 2019, the Company recognized no amounts related to tax interest or penalties related to uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. The Company currently has no years under examination by any jurisdiction.

On November 29, 2018, the Company consummated a share exchange agreement whereby there was a change of control and any net operating losses up to the date of the transaction were forfeited.

The Company’s tax returns for the years ended January 31, 2020, 2019, and 2018 are open for examination under Federal statute of limitations.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

$1,259 per month.

Maturity of Lease Liabilities	Operating Leases
January 31, 2021	$136,318
January 31, 2022	136,318
January 31, 2023	131,280
January 31, 2024	89,604
January 31, 2025	30,004
After January 31, 2025	55,005
Total lease payments	578,529
Less: Interest	(111,460)
Present value of lease liabilities	$467,069

The Company had total rent expense and operating lease cost of $150,668 and $124,899 for the years ended January 31, 2020 and 2019, respectively.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

As of January 31, 2020 and 2019, the Company had $155,750 and $180,000, respectively, of related party accrued expenses related to accrued compensation for employees and consultants.

In April 2018, the Company’s landlord entered into an agreement with controlling shareholder of the Company, which was amended in November 2019, such that the Company obtained a rent abatement of approximately $150,000 over a 20 month period of the terms of the two leases. As of January 31, 2020 and January 31, 2019, the balance of prepaid rent totaled $7,500 and $97,500, respectively.

In September 2019, an officer of our operating subsidiary and beneficial owner of the Company acquired a vehicle and paid the Company approximately $65,000 for the vehicle.

During the year ended January 31, 2020, an officer of our operating subsidiary used a personal American Express charge card with the business and charged approximately $227,000 in personal expenses to the card and repaid the Company approximately $232,000.

NOTE 12 – SUBSEQUENT EVENTS

Conversion of notes

Subsequent to the balance sheet date, 82,361 shares were issued for the conversion of $2,585 principal and $498 of interest.

Other Agreements

On February 26, 2020 the Company entered into an agreement with a lender to exchange $1,070,034 in short-term convertible debt, $122,000 in short-term debt and $198,028 for a total of $1,390,062 in associated interest into 250 Class C preferred shares. The shares were recorded at par value with the balance increasing paid in capital.

On March 5, 2020 the Company entered into a short-term working capital loan for $204,051 including cash proceeds of $ 200,000, fees of $4,051 and minimum payments of $20,405 every 90 days. The Company has pledged a security interest on all accounts receivable and banks accounts of the Company.