Form 10-Q
period 2020-04-30
4Less Group, Inc.
filed 2020-06-12
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

(702) 267-6100

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

Yes [_]   No [X].

As of June 8, 2020, there were 681,867 shares of Common Stock of the issuer outstanding.

PART 1: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE 4LESS GROUP, INC.

Condensed Consolidated Balance Sheets

	April 30, 2020	January 31, 2020
	Unaudited	(*)
Assets
Current Assets
Cash and Cash Equivalents	$188,243	$162,124
Inventory	407,347	371,896
Prepaid Expenses	32,158	8,106
Other Current Assets	22,779	1,059
Total Current Assets	650,527	543,185
Operating Lease Assets	457,699	483,193
Property and Equipment, net of accumulated depreciation of $70,738, and $64,091	107,862	114,509

Total Assets	$1,216,088	$1,140,887

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$701,864	$534,442
Accrued Expenses	1,662,879	1,709,797
Accrued Expenses – Related Party	155,750	155,750
Short-Term Debt	541,665	609,491
Current Operating Lease Liability	101,191	101,984
Short-Term Convertible Debt, net of debt discount of $110,263 and $689,176	1,792,874	2,286,896
Derivative Liabilities	1,885,583	2,611,125
Current Portion – Long-Term Debt	3,899	4,166
Total Current Liabilities	6,845,705	8,013,651

Non-Current Lease Liability	341,894	365,085
Long-Term Debt	70,772	11,940

Total Liabilities	7,258,371	8,390,676

Commitments and Contingencies	—	—
Redeemable Preferred Stock
Series D Preferred Stock, $0.001 par value, 870 shares authorized, 870 and 870 shares issued and outstanding	870,000	870,000

Stockholders’ Deficit
Preferred Stock – Series A, $0.001 par value, 330,000 shares authorized, 0 and 0 shares issued and outstanding	—	—
Preferred Stock – Series B, $0.001 par value, 20,000 shares authorized, 20,000 and 20,000 shares issued and outstanding	20	20
Preferred Stock – Series C, $0.001 par value, 7,250 shares authorized, 7,000 and 6,750 shares issued and outstanding	7	7
Common Stock, $0.000001 par value, 20,000,000,000 shares authorized, 620,825 and 538,464 shares issued, issuable and outstanding	1	1
Additional Paid In Capital	13,469,944	13,449,336
Accumulated Deficit	(20,382,255)	(21,569,153)
Total Stockholders’ Deficit	(6,912,283)	(8,119,789)

Total Liabilities and Stockholders’ Deficit	$1,216,088	$1,140,887

__________

* Derived from audited information

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Condensed Consolidated Statements of Operations

For the Three Months Ended April 30, 2020 and 2019

(Unaudited)

	2020	2019
Revenue	$2,000,071	$2,268,225

Cost of Revenue	1,428,304	1,592,463

Gross Profit	571,767	675,762

Operating Expenses:
Depreciation	6,647	10,240
Postage, Shipping and Freight	113,138	112,232
Marketing and Advertising	18,068	46,613
E Commerce Services, Commissions and Fees	166,419	199,519
Operating lease cost	34,079	26,701
Personnel Costs	266,735	348,553
General and Administrative	175,642	254,158
Total Operating Expenses	780,728	998,016

Net Operating Loss	(208,961)	(322,254)

Other Income (Expense)
Gain (Loss) on Derivatives	(74,780)	(910,442)
Gain on Settlement of Debt	2,172,646	67,623
Amortization of Debt Discount	(578,913)	(302,366)
Interest Expense	(123,094)	(345,637)
Total Other Income (Expense)	1,395,859	(1,490,822)

Net Income (Loss)	$1,186,898	$(1,813,076)

Basic Average Shares Outstanding	551,590	404
Basic Income (Loss) per Share	$2.34	$(4,487.81)
Diluted Weighted Average Shares Outstanding	88,046,619	404
Diluted Income (Loss) per Share	$0.02	$(4,487.81)

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months Ended April 30, 2020 and 2019

(Unaudited)

	Preferred Series A		Preferred Series B		Preferred Series C		Common Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
January 31, 2019	—	$—	20,000	$20	6,750	$7	151	$—	$11,694,325	$(17,689,307)	$(5,994,955)

Conversion of Notes Payable to Common Stock	—	—	—	—	—	—	303	—	258,594	—	258,594

Derivative Liability Reclassified as Equity Upon Conversion of notes	—	—	—	—	—	—	—	—	237,500	—	237,500

Common Stock Adjustments for Reverse Splits	—	—	—	—	—	—	1	—	11,115	—	11,115

Net (Loss)	—	—	—	—	—	—	—	—	—	(1,813,076)	(1,813,076)

April 30, 2019	—	$—	20,000	$20	6,750	$7	455	$—	$12,201,534	$(19,502,383)	$(7,300,822)

January 31, 2020	—	—	20,000	20	6,750	7	538,464	1	13,449,336	(21,569,153)	(8,119,789)

Conversion of Notes Payable and Accrued Interest to Common Stock	—	—	—	—	—	—	82,361	—	3,399	—	3,399

Derivative Liability Reclassified as Equity Upon Conversion of notes	—	—	—	—	—	—	—	—	8,104	—	8,104

Exchange of Debt	—	—	—	—	250	—	—	—	9,105	—	9,105

Net Income	—	—	—	—	—	—	—	—	—	1,186,898	1,186,898

April 30, 2020	—	$—	20,000	$20	7,000	$7	620,825	$1	$13,469,944	$(20,382,255)	$(6,912,283)

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended April 30, 2020 and 2019

(Unaudited)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,186,898	$(1,813,076)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	6,647	10,240
Change in Fair Value on Derivative Liabilities	74,780	910,442
Amortization of Debt Discount	578,913	302,366
Interest Expense related to Derivative Liability in Excess of Fair Value	—	84,940
Loan Penalties Capitalized to Loan Included in Interest Expense	—	75,599
Original Issue Discount on Convertible Notes Expensed to Interest	—	—
Gain on Settlement of Debt	(2,172,646)	(67,623)
Change in Operating Assets and Liabilities:
(Increase) in Inventory	(35,451)	(10,037)
(Increase) Decrease in Prepaid Rent	3,156	—
(Increase) Decrease in Other Current Assets	(21,721)	1,658
Increase in Accounts Payable	175,430	35,244
Increase in Accrued Expenses	151,078	523,896
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	(52,916)	53,649

CASH FLOWS FROM INVESTING ACTIVITIES
CASH FLOWS USED IN INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Short Term Debt	205,000	235,500
Payments on Short Term Debt	(124,716)	(429,545)
Proceeds from Notes Payable	—	—
Payments on Notes Payable	—	—
Payments on Long Term Debt	(1,249)	(3,827)
Proceeds from Convertible Notes Payable	—	226,750
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	79,035	28,878

NET INCREASE (DECREASE) IN CASH	26,119	82,527

CASH AT BEGINNING OF PERIOD	162,124	59,401

CASH AT END OF PERIOD	$188,243	$141,928

Supplemental Disclosure of Cash Flows Information:
Cash Paid for Interest	$13,210	$21,577
Cash Paid for Income Taxes	$—	$—
Convertible Notes Interest and Derivatives Converted to Common Stock	$11,503	$589,486
Short Term Debt and Interest Extinguished Through Issuance of Series C Preferred Stock	$144,076	$—
Convertible Notes and Interest Extinguished Through Issuance of Series C Preferred Stock	$1,245,456	$—

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business:

Nature of Business – The 4LESS Group, Inc., (the “Company”), was incorporated under the laws of the State of Nevada on December 5, 2007. The Company, under the name MedCareers Group, Inc. (“MCGI”) formally operated a website for nurses, nursing schools and nurses’ organizations designed for better communication between nurses and the nursing profession.

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

4LESS was formed as Vegas Suspension & Offroad, LLC on October 24, 2013 as a Nevada limited liability company and converted to a Nevada corporation with the same name on May 8, 2017. On April 2, 2018, the Company changed its name to The 4LESS Corp. The Corporation had S Corporation status. The Corporation operates as an e-commerce auto and truck parts sales company. As a result of the share exchange, the 4LESS Group, Inc. is now a holding company operating through 4LESS and offers products including exhaust systems, suspension systems, wheels, tires, stereo systems, truck bed covers, and shocks. On December 30, 2019 4LESS changed its name to Auto Parts 4Less, Inc.

Significant Accounting Policies:

The Company’s management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these condensed financial statements.

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States.

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim unaudited consolidated financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended January 31, 2020 and notes thereto contained in the Company’s Annual Report on Form 10-K.

Principles of Consolidation:

The condensed financial statements include the accounts of The 4LESS Group, Inc. as well as The Auto Parts 4Less, Inc., and JBJ Wholesale LLC. All significant inter-company transactions have been eliminated. All amounts are presented in U.S. Dollars unless otherwise stated.

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

Reclassifications

Certain amounts in the Company’s condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods.

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

Concentrations

Cost of Goods Sold

For the three months ended April 30, 2020 the Company purchased approximately 53% of its inventory and items available for sale from third parties from three vendors. As of April 30, 2020, the net amount due to the vendors included in accounts payable was $434,528. For the three months ended April 30, 2020, the Company purchased from three vendors approximately 62% of its inventory and items available for sale from third parties. As of April 30, 2019, the net amount due to theses vendors included in accounts payable was $161,204. The Company believes there are numerous other suppliers that could be substituted should a supplier become unavailable or non-competitive.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of April 30, 2020:

	April 30, 2020	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities – embedded redemption feature	$1,885,583	$—	$—	$1,885,583
Totals	$1,885,583	$—	$—	$1,885,583

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

Derivative Liability

The derivative liabilities are valued as a level 3 input under the fair value hierarchy for valuing financial instruments. The derivatives arise from convertible debt where the debt and accrued interest is convertible into common stock at variable conversion prices and reclassification of equity instrument to liability due to insufficient shares for issuance. As the price of the common stock varies, it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date. When evaluating the effect of the issuance of new equity-linked or equity-settled instruments on previously issued instruments, the Company uses first-in, first-out method (“FIFO”) where authorized and unused shares would first be used to satisfy the earliest issued equity-linked instruments. As of April 30, 2020, warrants to purchase 0 common shares (583 shares before the reverse split of 2/25/2020 referred to in Note 6) issued in July 2014 were not classified as derivative liability while the remaining warrants outstanding were classified as derivative liability based on the FIFO method.

The fair value of the derivative liability is determined using a lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, historical stock price volatility, the expected term, and both high risk and the risk-free interest rate. The most sensitive inputs to the model are for expected time for the holder to convert or be repaid and the estimated historical volatility of the Company’s common stock.  However, because the historical volatility of the Company’s common stock is so high (see Note 7), the sensitivity required to change the liability by 1% as of April 30, 2020 is greater than 25% change in historical volatility as of that date.  The other inputs, such as risk free rate, high yield cash rate and stock price all have a sensitivity for a 1% change in the input variable results in a significantly less than 1% change in the calculated derivative liability.

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

Disaggregation of Revenue: Channel Revenue

The following table shows revenue split between proprietary and third party website revenue for the three months ended April 30, 2020 and 2019:

			Change
	2020	2019	$	%
Proprietary website revenue	$1,109,106	$793,649	$315,467	40%
Third party website revenue	890,965	1,474,576	(583,611)	(40%	)
Total Revenue	$2,000,071	$2,268,225	$(268,154)	(12%	)

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

Earnings (Loss) Per Common Share:

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS give effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used to determine the number of shares assumed to be purchased from the exercise of stock options and/or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

Basic loss per common share is computed based on the weighted average number of shares outstanding during the period. Diluted loss per share is computed in a manner similar to the basic loss per share, except the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of convertible debt and other such convertible instruments. Diluted loss per share contemplates a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share.

Recently Issued Accounting Standards:

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) which simplifies goodwill impairment testing by requiring that such periodic testing be performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company is currently evaluating the impact of Topic 350 on its consolidated financial statements and related disclosures, which is effective for fiscal years, including interim periods, beginning after December 15, 2019. We will adopt on February 1, 2020 and expect no impact.

Fair Value Measurement: In 2018, the FASB issued amended guidance to remove, modify and add disclosure requirements for fair value measurements. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for any removed or modified disclosure requirements. Transition is on a prospective basis for the new and modified disclosures, and on a retrospective basis for disclosures that have been eliminated. The adoption of this guidance on February 1, 2020 did not have a material impact on our consolidated financial statements.

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

NOTE 2 – GOING CONCERN AND FINANCIAL POSITION

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative losses through April 30, 2020 of $20,382,256 and has a working capital deficit at April 30, 2020 of $6,195,178. As of April 30, 2020, the Company only had cash and cash equivalents of $188,243 and had a significant amount of short-term debt in default. The short-term debt agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. While the Company has continued to grow its revenues, at this time, revenues still do not cover all of its operating costs.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plan is to raise additional funds in the form of debt or equity in order to continue to fund losses until such time as revenues are able to sustain the Company.  To date, the main source of funding has been through the issuance of convertible notes with provisions that allow the holder to convert the debt and accrued and unpaid interest at substantial discounts to the trading the price of our common stock and through factored promissory notes secured by substantially all of the assets of our operating subsidiary.  The effect of the conversions for the three months ended April 30, 2020 and 2019, respectively, for the convertible notes has been to substantially dilute existing holders of common stock of our Company.  However, there is no assurance that management will be successful in being able to continue to obtain additional funding. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – PROPERTY

The Company capitalizes all property purchases over $1,000 and depreciates the assets on a straight-line basis over their useful lives of 3 years for computers and 7 years for all other assets. Property consists of the following at April 30, 2020 and January 31, 2020:

	April 30, 2020	January 31, 2020
Office furniture, fixtures and equipment	$95,163	$95,163
Shop equipment	43,004	43,004
Vehicles	40,433	40,433
Sub-total	178,600	178,600
Less: Accumulated depreciation	(70,738)	(64,091)
Total Property	$107,862	$114,509

Additions to fixed assets were nil for both the three months ended April 30, 2020 and April 30, 2019.

Depreciation expense was $6,467 and $10,240 for the three months ended April 30, 2020 and April 30, 2019, respectively.

NOTE 4 – LEASES

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

Below is a summary of our lease assets and liabilities at April 30, 2020 and January 31, 2020.

Leases	Classification	April 30, 2020	January 31, 2020
Assets
Operating	Operating Lease Assets	$457,699	$483,193
Liabilities
Current
Operating	Current Operating Lease Liability	$101,191	$101,984
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	341,894	365,085
Total lease liabilities		$443,085	$467,069

Note: As most of our leases do not provide an implicit rate, we use our incremental borrowing rate of 8% based on the information available at commencement date in determining the present value of lease payments.

CAM charges were not included in operating lease expense and were expensed in general and administrative expenses as incurred.

Operating lease cost was $34,079 and 26,701 for the three months ended April 30, 2020 and April 30,2019, respectively.

In September 2019 the Company entered into an operating lease for premises with an annual rent of $15,480, a three year term commencing September 1, 2019 to August 31, 2022 and a one year renewal option.

NOTE 5 – SHORT-TERM AND LONG-TERM DEBT

The components of the Company’s debt as of April 30, 2020 and January 31 ,2020 were as follows:

	April 30, 2020		January 31, 2020
Working Capital Note Payable - $ 200,000 dated October 25, 2019, repayment of 10% of all eBay sales proceeds until paid in full, minimum payment of $20,417, fees of $4,173 effective interest rate of 7%(4), maturing January 25, 2020(4) , repaid in full February 5, 2020	$—	*	$6,978
Loan dated October 8, 2019, and revised February 29, 2020 repayable at $5,704 per month commencing on July 1, 2020, maturing June 1, 2022, interest at 13% per annum(2)	97,340	#	63,635
Loan dated October 14, 2019, repayable in average monthly installments of $11,200, maturing April 14, 2020, interest and fees $7,200, effective interest 35.50% per annum(4)(5) repaid in full at maturity	—		30,000
Working Capital Note Payable - $ 200,000 dated July 19, 2019, repayment of 10% of all eBay sales proceeds until paid in full, minimum payment of $20,334, fees of $3,343 effective interest rate of 7%(4), repaid in full on October 22, 2019	—		—
Working Capital Note Payable - $200,000, dated March 5, 2020, repayment of 10% of all eBay sales proceeds until paid in full, minimum payments of $20,695 per quarter until paid, interest rate of 7%(3)	160,307		—
SFS Funding Loan, original loan of $389,980 January 8, 2020, 24% interest, weekly payments of $6,006, maturing April 7, 2021(5)	323,917	*	371,963
Forklift Note Payable, original note of $20,432.59 Sept 26,2018, 6.23% interest, 60 monthly payments of $394.54 ending August 2023(1)	14,857	#	16,106
Demand loan - $122,000 dated August 19, 2019 25% interest, 5% fee on outstanding balance(4)(6)	—	*	122,000
Demand loan - $5,000 dated February 1, 2020, 15% interest, 5% fee on outstanding balance	5,000	*	—
Demand loan - $2,500, dated March 8, 2019, 25% interest, 5% fee on outstanding balance	2,500	*	2,500
Demand loan - $65,500 dated February 27, 2019, 25% interest, 5% fee on outstanding balance, Secured by the general assets of the Company	12,415	*	12,415
Total	$616,336		$625,597

__________

*	Short-term notes of $504,139
#	Long-term loan of $ 14,857 including current portion of $3,899 and $97,340 including current portion of $37,526
(1)	Secured by equipment having a net book value of $18,243
(2)

On February 29, 2020 the Company amended the agreement extending the maturity to June 1, 2022 from April 8, 2021 and changing monthly payments to $5,705 from $4,679 and interest rate from 15% to 13%.In addition prepaid rent and interest of $27,500 and $8,005 were added to the loan’s principal amount and the 1st monthly payment commence July 1, 2020.

(3)	The Company has pledged a security interest on all accounts receivable and banks accounts of the Company.
(4)	The Company has pledged a security interest on all assets of the Company.
(5)	The amounts due under the note are personally guaranteed by an officer or a director of the Company.
(6)	On February 26 ,2020 the lender exchanged the $122,000 note along with $22,076 for 26 Class C preferred shares as part of a larger debt exchange transaction as described in Note 7.

The Company had accrued interest payable of $0 and $0 interest on the notes at April 30, 2020 and January 31, 2020, respectively.

NOTE 6 – SHORT-TERM CONVERTIBLE DEBT

The components of the Company’s debt as of April 30, 2020 and January 31, 2020 were as follows:

	Interest	Default Interest	Conversion	Outstanding Principal at
Maturity Date	Rate	Rate	Price	April 30, 2020	January 31, 2020
Nov 4, 2013*	12%	12%	$1,800,000	$100,000	$100,000
Jan 31, 2014*	12%	18%	$2,400,000	16,000	16,000
Apr 24, 2020*(ii)	12%	24%	(3)	69,730	69,730
July 31, 2013*	12%	12%	$1,440,000	5,000	5,000
Jan 31, 2014*	12%	12%	$2,400,000	30,000	30,000
Dec 24, 2015*(v)	8%	24%	(1)	5,000	5,000
Feb 3, 2017*(ii)(iv)	8%	24%	(4)	2,500	2,500
Mar 3, 2017*(ii)(iv)	8%	24%	(5)	—	—
Mar 3, 2017*(ii)(iv)	8%	24%	(5)	33,000	33,000
Mar 24, 2017*(ii)(iv)	8%	24%	(5)	27,500	27,500
Apr 24, 2020*(ii)(iv)(vi)	12%	24%	(3)	517,787	517,787
July 8, 2015*(v)	8%	24%	(1)	5,500	5,500
Apr 24, 2020(ii)(iv)(vi)X	8%	24%	(3)	—	4,500
Apr 24, 2020 X	8%	24%	(3)	—	23,297
Apr 24, 2020 X	8%	24%	(3)	—	7,703
Apr 24, 2020 X	8%	24%	(3)	—	26,500
July 19, 2016*(v)	8%	24%	(1)	5,000	5,000
Mar 23, 2019*(ii)(iv)(vi)X	15%	24%	(3)	—	4,444
Feb 20, 2019*(ix)X	10%	10%	(6)	—	343,047
Jun 6, 2019*(viii)X	12%	18%	(7)	—	43,577
Oct 24, 2019*(ii)(iv)	8%	24%	(5)	43,010	45,595
Nov 14, 2019*(ii)(iv)	8%	24%	(5)	86,625	86,625
Dec 14, 2019*(ii)(iv)	8%	24%	(5)	143,000	143,000
Dec 28, 2019*(i)(iv)(vi)	12%	18%	(6)	133,333	133,333
Jan 9, 2020*(ii)(iv)	8%	24%	(2)	68,750	68,750
March 1, 2020*(x)	10%	15%	(8)	40,939	40,939
March 14, 2020(iv)(vi)X	15%	24%	(9)	—	44,967
April 3, 2020*(iv)	8%	24%	(2)	172,148	172,148
April 12, 2020*(xi)	10%	24%	(3)	184,815	185,130
May 13, 2020(iv)(vi)X	15%	24%	(9)	—	55,000
May 14, 2020(iv)(vi)	8%	24%	(2)	52,500	52,500
May 24, 2020(iv)(vi)X	15%	24%	(9)	—	40,000
June 11, 2020(iv)(vi)X	15%	24%	(9)	—	85,000
June 26, 2020(iv)(vi)	15%	24%	(9)	76,000	76,000
July 11, 2020(iv)(vii)X	15%	24%	(9)	—	60,000
Aug 29, 2020(iv)(vii)X	15%	24%	(9)	—	45,000
Sep 16, 2020(iv)(vii)X	15%	24%	(9)	—	34,000
Sep 27, 2020(iv)(vii)X	15%	24%	(9)	—	34,000
Oct 24, 2020(iv)(vii)X	15%	24%	(9)	—	122,000
Nov 7, 2020(iv)(vii)X	15%	24%	(10)	—	42,000
Nov 22, 2020(ii)(iv)(vi)	8%	24%	(2)	55,000	55,000
Dec 10, 2020(iv)(vii)X	15%	24%	(9)	—	55,000
Dec 23, 2020(ii)(iv)(vi)	8%	24%	(2)	30,000	30,000
Sub-total				1,903,137	2,976,072
Debt Discount				(110,263)	(689,176)
				$1,792,874	$2,286,896

__________

(1)	52% of the lowest trading price for the fifteen trading days prior to conversion day.
(2)	50% of the lowest trading price for the fifteen trading days prior to conversion day.
(3)	50% of the lowest trading price for the twenty trading days prior to conversion day.
(4)	50% of the lowest trading price for the fifteen trading days prior to conversion day, but not higher than $0.001.
(5)	50% of the lowest trading price for the fifteen trading days prior to conversion day, but not higher than $0.005.
(6)	60% of the lowest trading price for the twenty trading days prior to conversion day.
(7)	52% of the lowest trading price for the twenty trading days prior to conversion day.
(8)	55% of the lowest trading price for the twenty-five trading days prior to conversion day.
(9)	50% of the lowest bid price for the twenty-five trading days prior to conversion day.
(10)	45% of the lowest bid price for the fifteen trading days prior to conversion day

* In default.

X On February 26 ,2020 the company exchanged convertible and short term notes and accrued interest for 250 Class C shares (transaction described further below).

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

(viii) If at any time while this Note is outstanding, an event of default occurs, then an additional discount of 15% shall be factored into the Variable Conversion Price until this Note is no longer outstanding (resulting in a discount rate of 65% assuming no other adjustments are triggered hereunder). If at any time while this Note is outstanding, the Borrower’s Common Stock are not deliverable via DWAC, an additional 10% discount shall be factored into the Variable Conversion Price until this Note is no longer outstanding.

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

The Company had accrued interest payable of $610,988 and $703,270 on the notes at April 30, 2020 and January 31, 2020, respectively.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that some instruments should be classified as liabilities due to there being a variable number of shares to be delivered upon settlement of the above conversion options. The instruments are measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a discount to the note on the debt modification date. For the three months ended April 30, 2020 and 2019, the Company recorded amortization expense of $578,913 and $302,366, respectively. See more information in Note 7.

On February 26, 2020 a lender exchanged $1,070,035 in convertible notes and $175,421 in accrued interest (as denoted by X in the above schedule) as well as $122,000 in short-term debt and $22,076 in accrued interest (as described in Note 5), and the associated derivative liability of $792,218 all totaling $2,181,750 in exchange for 250 Class C shares having a fair-value of $9,105. A gain of $2,172,646 was recorded.

During the three months ended April 30, 2020, the Company converted a total of $2,901 of the convertible notes and $498 accrued interest into 82,361 common shares.

As of April 30, 2020, the Company had $1,689,637 of aggregate debt in default. The agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. The Company continues to accrue interest at the listed rates, and plans to seek their conversion or payoff within the next twelve months.

NOTE 7 – DERIVATIVE LIABILITIES

As of April 30, 2020 and January 31, 2020, the Company had derivative liabilities of $1,792,874 and $2,286,896, respectively. During the three months ended April 30, 2020 and 2019, the Company recorded a loss of $74,780 and $910,442 from the change in the fair value of derivative liabilities, respectively. Any liabilities resulting from the warrants outstanding are immaterial.

The derivative liabilities are valued as a level 3 input for valuing financial instruments.

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended April 30, 2020. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs.

Level 3
Derivatives
Balance, January 31, 2020	$2,611,125
Change due to Settlement of Debt	(792,218)
Changes due to Conversion of Notes Payable	(8,104)
Mark to Market Change in Derivatives	74,780
Balance, April 30, 2020	$1,885,583

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices which are linked to the trading and/or bid prices of the Company’s common stock as traded on the OTC market.

As the price of the common stock varies it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date.

The fair value of the derivative liability is determined using the lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of April 30, 2020 is as follows:

Embedded
Derivative Liability
As of April 30, 2020
Strike price	$0.0198 - 0.40
Contractual term (years)	0.08 - 4.25 years
Volatility (annual)	450.80% - 680.56%
High yield cash rate	36.25% - 37.90%
Underlying fair market value	.0001 - 3.59
Risk-free rate	0.12% - 2.64%
Dividend yield (per share)	0%

NOTE 8 – STOCKHOLDERS’ DEFICIT

Preferred Stock:

The Series A Preferred Stock has an automatic forced conversion into common stock upon the completion of the repurchase or extinguishing of all “toxic” debt (notes having conversion features tied to the Company’s common stock), the extinguishing of all other existing dilutive debt or equity structures, and total recapitalization of the Company. As of both April 30, 2020, and January 31, 2020 the Company had 0 shares of Series A Preferred issued and outstanding and 330,000 authorized with a par value of $0.001 per share.

At both April 30, 2020 and January 31, 2020, there were 20,000 and 20,000 Series B preferred shares outstanding, respectively. The Series B Preferred Stock have voting rights equal to 51% of the total voting rights at any time. There are no conversion rights granted holders of Series B Preferred shares, they are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 20,000 Series B preferred shares authorized and issued of the Series B Preferred Stock with a par-value of $0.001 per share.

At both April 30, 2020 and January 31, 2020, there were 7,000 and 6,750 Series C preferred shares outstanding, respectively. The Series C Preferred Stock have the right to convert into the common stock of the Company by multiplying the number of issued and outstanding shares of common stock by 2.63 on the conversion date. The holders of Series C Preferred shares are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 7,250 Series C preferred shares authorized and 7,000 shares issued with a par-value of $0.001 per share.

At both April 30, 2020 and January 31, 2020, there were 870 Series D preferred shares authorized and outstanding, respectively which with a par value $.001. All shares of Series D Preferred Stock will rank subordinate and junior to all shares of Series A, B and C of Preferred Stock of the Corporation and pari passu with any of the Corporation’s preferred stock hereafter created as to distributions of assets upon dissolution or winding up of the Corporation, whether voluntary or involuntary. These shares are non-voting, do not receive dividends and are redeemable according to the terms set out as follows:

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

Neither the Company nor any Series D preferred stockholders has given notice to exercise the redemption as of April 30, 2020 on the date of the financial statements.

On February 26, 2020, the Company issued 250 Class C preferred shares in a debt exchange transaction described in Note 6.

Because the holders of the Series D preferred stock have the right to demand cash redemption, the cumulative amount of the redemption feature is included in Temporary Equity as of April 30, 2020 and January 31, 2020.

Common Stock

The Company is authorized to issue 20,000,000,000 common shares at a par value of $0.000001 per share (see Note 12). These shares have full voting rights. On March 29, 2019 the Company undertook a 6000:1 reverse stock. On February 25, 2020, the Company undertook a 4000:1 reverse stock split. The share capital has been retrospectively adjusted accordingly to reflect these reverse stock splits.  At April 30, 2020 and January 31, 2020 there were 620,825 and 538,464 shares outstanding, respectively.  No dividends were paid in the three months ended April 30, 2020 or 2019. The Company’s articles of incorporation include a provision that the Company is not allowed to issue fractional shares.  As a result, as part of the reverse split described above, the Company issued an additional 1,699 shares in March 2020 and these shares were included in the shares outstanding as of January 31, 2020 as issuable.

The Company issued the following shares of common stock in the three months ended April 30, 2020:

Conversion of $2,901 Notes Payable and $498 Interest to 82,361 shares of Common Stock.

Options and Warrants:

The Company recorded option and warrant expense of $0 and $0 for the three months ended April 30, 2020 and 2019, respectively.

The Company issued no warrants for the three months ended April 30, 2020.

The Company had the following options and warrants outstanding at April 30, 2020:

Issued To	# Warrants	Dated	Expire	Strike Price	Expired	Exercised
Lender	1.4	01/08/2018	01/08/2021	$1,800 per share	N	N

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 31, 2020	—	$—	1.4	$225,520
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and canceled	—	—	—	—
Outstanding at April 30, 2020	—	$—	1.5	$225,520

NOTE 9 – RELATED PARTY TRANSACTIONS

As of both April 30, 2020 and January 31, 2020, the Company had $155,750 of related party accrued expenses related to accrued compensation for employees and consultants.

In February 2020, a shareholder and landlord of 4Less, agreed to renegotiate a loan (as described in Note 5) by providing $25,700 in rent concessions over a 4 month period which increased the loan and prepaid rent by that amount. As of April 30, 2020, and January 31, 2020 the balance of prepaid rent totaled $15,980 and $0, respectively.

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

On August 30, 2016, the Company entered into a 60-month lease agreement for its 3,554 sf warehouse facility starting in December 2016 with a minimum base rent of $2,132 and estimated monthly CAM charges of $1,017 per month. This lease is with a shareholder – See Note 9 – Related Party Transactions.

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

$1,259 per month.

Maturity of Lease Liabilities	Operating Leases
April 30, 2021	$136,317
April 30, 2022	136,317
April 30, 2023	131,279
April 30, 2024	47,603
April 30, 2025	30,003
After April 30, 2025	47,506
Total lease payments	529,025
Less: Interest	(85,940)
Present value of lease liabilities	$443,085

The Company had total operating lease and rent expense of $34,079 and $26,701 for the three months ended April 30, 2020 and 2019 respectively.

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

NOTE 11- EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended
	April 30,
	2020	2019
Numerator:
Net income (loss) available to common shareholders	$1,186,898	$(1,813,076)

Effect of common stock equivalents
Add: interest expense on convertible debt	103,540	236,751
Add (Less): loss (gain) on change of derivative liabilities	—	910,442
Net income (loss) adjusted for common stock equivalents	1,290,438	(665,883)

Denominator:
Weighted average shares – basic	551,590	404

Net income (loss) per share – basic	$2.34	$(4,487.81)

Dilutive effect of common stock equivalents:
Convertible notes and accrued interest	86,413,848	—
Convertible Class C Preferred shares	1,632,770	—
Warrants	1	—

Denominator:
Weighted average shares – diluted	88,046,619	404

Net income (loss) per share – diluted	$0.02	$(4,487.81)

The anti-dilutive shares of common stock equivalents for the three months ended April 30, 2020 and April 30, 2019 were as follows:

	For the Three Months Ended
	April 30,
	2020	2019
Convertible notes and accrued interest	—	1,383
Convertible Class C Preferred shares	—	1,197
Warrants	—	1
Total	—	2,581

NOTE 12 – SUBSEQUENT EVENTS

Conversion of notes

Subsequent to the balance sheet date through to June 8, 2020, 61,092 shares were issued for the conversion of $1,793 principal, and $374 of interest totaling $2,167 of convertible notes that had a conversion price at 50% of the lowest market price during the period the Company fails to make all periodic filings with the SEC.

Common shares

On June 4, 2020 the Company amended its articles decreasing authorized common shares from 20,000,000,000 to 1,000,000,000

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

Results of Operations For the Three Months Ended April 30, 2020 compared to the three months ended April 30, 2019

The following table shows our results of operations for the three months ended April 30, 2020 and 2019,. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

			Change
	2020	2019	$	%
Total Revenues	$2,000,071	$2,268,225	$(268,154)	(12%	)
Gross Profit	571,767	675,762	(103,995)	(15%	)
Total Operating Expenses	780,728	998,016	(217,288)	(22%	)
Total Other Income (Expense)	1,395,859	(1,490,822)	2,886,681	(194%	)
Net Income (Loss)	$1,186,898	$(1,813,076)	$2,999,974	(165%	)

Revenue

The following table shows revenue split between proprietary and third party website revenue for the three months ended April 30, 2020 and 2019:

			Change
	2020	2019	$	%
Proprietary website revenue	$1,109,106	$793,649	$315,467	40%
Third party website revenue	890,965	1,474,576	(583,611)	(40%	)
Total Revenue	$2,000,071	$2,268,225	$(268,154)	(12%	)

We had total revenue of $2,000,071 for the three months ended April 30, 2020, compared to $2,268,225 for the three months ended April 30, 2019. Sales decreased by $268,225 due to discontinued sales on certain third party websites which was partially offset by lower e-commerce service, commissions and fees costs of $ 33,100 included in operating expenses and explained below. The lower sales could further be explained by the economic shutdown due to the recent pandemic of Covid-19 and the related economic uncertainty. The Company’s focus continues in growing its proprietary website revenues and the Company was successful in that, increasing its proprietary website revenue by 40%. The company believes this strategy will lead to higher revenues and lower overall costs in the future.

Gross Profit

We had gross profit of $571,767 for the three months ended April 30, 2020, compared to gross profit of $675,762 for the three months ended April 30, 2019. Gross profit decreased by $103,995 partly because of the decreased revenues above and partly because of an decrease in cost of revenue due to a change in product mix.

Operating Expenses

The following table shows our operating expenses for the three months ended April 30, 2020 and 2019:

			Change
Operating Expenses	2020	2019	$	%
Depreciation	$6,647	$10,240	$(3,593)	(35%	)
Postage, Shipping and Freight	113,138	112,232	906	1%
Marketing and Advertising	18,068	46,613	(28,545)	(61%	)
E Commerce Services, Commissions and Fees	166,419	199,519	(33,100)	(17%	)
Operating lease cost	34,079	26,701	7,378	28%
Personnel Costs	266,735	348,553	(81,818)	(23%	)
General and Administrative	175,642	254,158	(78,516)	(31%	)
Total Operating Expenses	$780,728	$998,016	$(217,288)	(22%	)

•   Depreciation decreased by $3,593 due to asset disposals in fiscal 2020, thus a lower asset value is being depreciated.

•   Postage shipping and freight increased slightly due to fewer drop shipments to customers.

•   Marketing and advertising decreased due to greater promotional efforts in 2019 to drive sales to our proprietary websites.

•   E Commerce Services, Commissions and Fees decreased by $33,100 because due to discontinued sales on certain third party websites those related fees were no longer being paid. See Revenue explanation above.

•   Operating Lease Cost increased by $7,378 due to two new operating leases.

•   Personnel Costs decreased by $81,818 due to a temporary layoffs commencing in March 2020 as a result of the Covid-19 pandemic.

•   General and Administrative decreased by $78,516 mainly due lower professional fees and a tightening on expenditures as a result of the Covid-19 [pandemic.

Other Income (Expense)

The following table shows our other income and expenses for the three months ended April 30, 2020 and 2019:

			Change
Other Income (Expense)	2020	2019	$	%
Gain (Loss) on Derivatives	$(74,780)	$(910,442)	$835,662	(92%	)
Gain on Settlement of Debt	2,172,646	67,623	2,105,023	3113%
Amortization of Debt Discount	(578,913)	(302,366)	(276,547)	91%
Interest Expense	(123,094)	(345,637)	222,543	(64%	)
Total Other Income (Expense)	$1,395,859	$(1,490,822)	$2,886,681	(194%	)

As a result of the debt exchange for Class C preferred shares described in Note 6 of the financial statements, this resulted in the gain on settlement of debt and reductions in amortization expense and interest expense due to the lower debt. The lower loss on derivatives is a function of the lower debt as well as the market factors in the valuation of the derivative liability described in Note 7.

We had net income of $1,186,898 for the three months ended April 30, 2020, compared to a net loss of $1,813,076 for the three months ended April 30, 2019. The increase in net income was mainly due to the gain on settlement of debt as explained in the discussion above.

Liquidity and Capital Resources

Management believes that we will continue to incur losses for the immediate future. Therefore, we will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited consolidated financial statements do not include and adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the three months ended April 30, 2020, we have generated revenue and are working to achieve positive cash flows from operations.

As of April 30, 2020, we had a cash balance of $188,243, inventory of $407,347 and $6,845,705 in current liabilities. At the current cash consumption rate, we may need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	April 30, 2020	January 31, 2020
Current assets	$650,527	$543,185
Current liabilities	6,845,705	8,013,651
Working capital (deficits)	$(6,195,178)	$(7,470,466)

Net cash used in operations for the three months ended April 30, 2020 was $52,916 as compared to net cash provided in operations of $53,649 for the three months ended April 30, 2019. Net cash provided by financing activities for the three months ended April 30, 2020 was $79,035 as compared to $28,878 for the same period in 2019.

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

The 4Less Group, Inc.

By:  /s/ Timothy Armes

Timothy Armes

Chairman (Director), Chief Executive Officer, President, Secretary and Treasurer

Date: June 12, 2020

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q.

__________

*   Filed herewith.

**   In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”