Form 10-Q
period 2020-07-31
4Less Group, Inc.
filed 2020-09-14
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

Yes [_]   No [X].

As of August 26, 2020, there were 904,972 shares of Common Stock of the issuer outstanding.

PART 1: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE 4LESS GROUP, INC.

Condensed Consolidated Balance Sheets

	July 31, 2020	January 31, 2020
	Unaudited	(*)
Assets
Current Assets
Cash and Cash Equivalents	$121,290	$162,124
Inventory	290,574	371,896
Prepaid Expenses	12,936	8,106
Other Current Assets	1,810	1,059
Total Current Assets	426,610	543,185
Operating Lease Assets	430,391	483,193
Property and Equipment, net of accumulated depreciation of $76,225, and $64,091	92,625	114,509

Total Assets	$949,626	$1,140,887

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$410,342	$534,442
Accrued Expenses	1,741,754	1,709,797
Accrued Expenses – Related Party	155,750	155,750
Short-Term Debt	329,515	609,491
Current Operating Lease Liability	100,792	101,984
Short-Term Convertible Debt, net of debt discount of $62,365 and $689,176	1,837,764	2,286,896
Derivative Liabilities	1,366,523	2,611,125
PPP Loan-current portion	86,760	—
Current Portion – Long-Term Debt	50,763	4,166
Total Current Liabilities	6,079,963	8,013,651

Non-Current Lease Liability	316,498	365,085
PPP Loan -long term portion	122,687	—
Long-Term Debt	58,062	11,940

Total Liabilities	6,577,210	8,390,676

Commitments and Contingencies	—	—
Redeemable Preferred Stock
Series D Preferred Stock, $0.001 par value, 870 shares authorized, 870 and 870 shares issued and outstanding	870,000	870,000

Stockholders’ Deficit
Preferred Stock – Series A, $0.001 par value, 330,000 shares authorized, 0 and 0 shares issued and outstanding	—	—
Preferred Stock – Series B, $0.001 par value, 20,000 shares authorized, 20,000 and 20,000 shares issued and outstanding	20	20
Preferred Stock – Series C, $0.001 par value, 7,250 shares authorized, 7,000 and 6,750 shares issued and outstanding	7	7
Common Stock, $0.000001 par value, 1,000,000,000 shares authorized, 904,972 and 538,464 shares issued, issuable and outstanding	1	1
Additional Paid In Capital	13,489,681	13,449,336
Accumulated Deficit	(19,987,293)	(21,569,153)
Total Stockholders’ Deficit	(6,497,584)	(8,119,789)

Total Liabilities and Stockholders’ Deficit	$949,626	$1,140,887

__________

* Derived from audited information

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Condensed Consolidated Statements of Operations

For the Six Month and Three Months Ended July 31, 2020 and 2019

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019

Revenue	$2,927,209	$2,059,700	$4,927,280	$4,327,925

Cost of Revenue	2,001,592	1,557,617	3,429,896	3,150,080

Gross Profit	925,617	502,083	1,497,384	1,177,845

Operating Expenses:
Depreciation	5,951	8,749	12,598	18,989
Postage, Shipping and Freight	151,755	119,753	264,893	231,985
Marketing and Advertising	5,782	74,766	23,850	121,379
E Commerce Services, Commissions and Fees	252,848	189,422	419,267	388,941
Operating lease cost	34,079	26,701	68,158	53,402
Personnel Costs	232,869	302,116	499,604	650,669
General and Administrative	159,223	240,373	334,865	494,531
Total Operating Expenses	842,507	961,880	1,623,235	1,959,896

Net Operating Income (Loss)	83,110	(459,797)	(125,851)	(782,051)

Other Income (Expense)
Gain (Loss) on Sale of Property and Equipment	464	(6,947)	464	(6,947)
Change in Fair Value on Derivative Liability	506,979	998,792	432,199	88,350
Gain on Settlement of Debt	—	—	2,172,646	67,622
Amortization of Debt Discount	(47,898)	(170,684)	(626,811)	(473,050)
Interest Expense	(147,693)	(114,785)	(270,787)	(460,422)
Total Other Income (Expense)	311,852	706,376	1,707,711	(784,447)

Net Income (Loss)	$394,962	$246,579	$1,581,860	$(1,566,498)

Basic Weighted Average Shares Outstanding	763,214	1,658	660,668	970
Basic (Loss) per Share	$0.52	$148.72	$2.39	$(1,614.95)
Diluted Weighted Average Shares Outstanding	51,179,725	160,982	51,077,179	970
Diluted Income (Loss) per Share	$0.00	$(3.07)	$0.00	$(1,614.95)

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Six Months Ended July 31, 2019

(Unaudited)

	Preferred Series A		Preferred Series B		Preferred Series C			Common Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Shares		Amount	Shares	Amount	Capital	Earnings	Total

January 31, 2019	—	$—	20,000	$20	6,750		$7	151	$—	$11,694,325	$(17,689,307)	$(5,994,955)

Conversion of Notes Payable and Accrued Interest to Common Stock	—	—	—	—	—		—	303	—	258,594	—	258,594

Derivative Liability Reclassified as Equity Upon Conversion of notes	—	—	—	—		—	—	—	—	237,500	—	237,500

Common Stock Adjustments for Reverse Splits	—	—	—	—	—		—	1	—	11,115	—	11,115

Net Income (Loss)	—	—	—	—	—		—	—	—	—	(1,813,076)	(1,813,076)

April 30, 2019	—	$—	20,000	$20	6,750		$7	455	$—	$12,201,534	$(19,502,383)	$(7,300,822)

Conversion of Notes Payable and Accrued Interest to Common Stock	—	—	—	—	—		—	4,027	—	357,419	—	357,419

Derivative Liability Reclassified as Equity Upon Conversion of notes	—	—	—	—		—	—	—	—	281,621	—	281,621

Common Stock Adjustments for Reverse Splits	—	—	—	—	—		—	—	—	(11,419)	—	(11,419)

Net Income (Loss)	—	—	—	—	—		—	—	—	—	246,579	246,579

July 31, 2019	—	$—	20,000	$20	6,750		$7	4,482	$—	$12,829,155	$(19,255,804)	$(6,426,622)

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Six Months Ended July 31, 2020

(Unaudited)

	Preferred Series A		Preferred Series B		Preferred Series C			Common Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Shares		Amount	Shares	Amount	Capital	Earnings	Total

January 31, 2020	—	$—	20,000	$20	6,750		$7	538,464	$1	$13,449,336	$(21,569,153)	$(8,119,789)

Conversion of Notes Payable and Accrued Interest to Common Stock	—	—	—	—	—		—	82,361	—	3,399	—	3,399

Derivative Liability Reclassified as Equity Upon Conversion of notes	—	—	—	—		—	—	—	—	8,104	—	8,104

Exchange of debt	—	—	—	—	250		—	—	—	9,105	—	9,105

Net Income (Loss)	—	—	—	—	—		—	—	—	—	1,186,898	1,186,898

April 30, 2020	—	$—	20,000	$20	7,000		$7	620,825	$1	$13,469,944	$(20,382,255)	$(6,912,283)

Conversion of Notes Payable and Accrued Interest to Common Stock	—	—	—	—	—		—	284,147	—	7,656	—	7,656

Derivative Liability Reclassified as Equity Upon Conversion of notes	—	—	—	—		—	—	—	—	12,081	—	12,081

Net Income (Loss)	—	—	—	—	—		—	—	—	—	394,962	394,962

July 31, 2020	—	$—	20,000	$20	7,000		$7	904,972	$1	$13,489,681	$(19,987,293)	$(6,497,584)

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended July 31, 2020 and 2019

(Unaudited)

	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,581,860	$(1,566,498)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	12,598	18,989
Change in Fair Value on Derivative Liabilities	(432,199)	(88,350)
Amortization of Debt Discount	626,811	473,050
Interest Expense related to Derivative Liability in Excess of Fair Value	—	84,940
Loan Penalties Capitalized to Loan Included in Interest Expense	3,394	75,599
(Gain) Loss on Sale of Property and Equipment	(464)	6,947
Gain on Settlement of Debt	(2,172,646)	(67,622)
Change in Operating Assets and Liabilities:
Decrease (Increase) in Inventory	81,322	(144,216)
(Increase) Decrease in Prepaid Expenses	20,870	32,318
(Increase) Decrease in Other Current Assets	2,271	3,659
Increase (Decrease) in Accounts Payable	(115,251)	207,448
Increase in Accrued Expenses	231,207	431,627
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	(160,227)	(532,109)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Disposal of Property and Equipment	9,750	55,650
CASH FLOWS USED IN INVESTING ACTIVITIES	9,750	55,650

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Short Term Debt	205,000	741,500
Payments on Short Term Debt	(302,913)	(828,913)
Proceeds from PPP Loan	209,447	—
Payments on Long Term Debt	(1,891)	(6,388)
Due to/from Officer	—	(9,250)
Proceeds from Convertible Notes Payable	—	573,250
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	109,643	470,199

NET INCREASE (DECREASE) IN CASH	(40,834)	(6,260)

CASH AT BEGINNING OF PERIOD	162,124	59,401

CASH AT END OF PERIOD	$121,290	$53,141

Supplemental Disclosure of Cash Flows Information:
Cash Paid for Interest	$29,538	$26,609
Cash Paid for Income Taxes	$—	$—
Convertible Notes Interest and Derivatives Converted to Common Stock	$31,240	$616,013
Derivative Debt Discount	$—	$706,975
Short Term Debt and Interest Extinguished Through Issuance of Series C Preferred Stock	$144,076	$—
Convertible Notes and Interest Extinguished Through Issuance of Series C Preferred Stock	$1,245,456	$—

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

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim unaudited consolidated financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended January 31, 2020 and notes thereto contained in the Company’s Annual Report on Form 10-K filed on May 6, 2020.

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

Concentrations

Cost of Goods Sold

For the six months ended July 31, 2020 the Company purchased approximately 55% of its inventory and items available for sale from third parties from three vendors. As of July 31, 2020, the net amount due to those vendors included in accounts payable was $171,928. For the six months ended July 31, 2019, the Company purchased from three vendors approximately 54% of its inventory and items available for sale from third parties. As of July 31, 2019, the net amount due to those vendors included in accounts payable was $86,441. The Company believes there are numerous other suppliers that could be substituted should a supplier become unavailable or non-competitive.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of July 31, 2020:

	July 31, 2020	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities – embedded redemption feature	$1,366,523	$—	$—	$1,366,523
Totals	$1,366,523	$—	$—	$1,366,523

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

Derivative Liability

The derivative liabilities are valued as a level 3 input under the fair value hierarchy for valuing financial instruments. The derivatives arise from convertible debt where the debt and accrued interest is convertible into common stock at variable conversion prices and reclassification of equity instrument to liability due to insufficient shares for issuance. As the price of the common stock varies, it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date. When evaluating the effect of the issuance of new equity-linked or equity-settled instruments on previously issued instruments, the Company uses first-in, first-out method (“FIFO”) where authorized and unused shares would first be used to satisfy the earliest issued equity-linked instruments. As of July 31, 2020, warrants to purchase 0 common shares (583 shares before the reverse split of 2/25/2020 referred to in Note 6) issued in July 2014 were not classified as derivative liability while the remaining warrants outstanding were classified as derivative liability based on the FIFO method.

The fair value of the derivative liability is determined using a lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, historical stock price volatility, the expected term, and both high risk and the risk-free interest rate. The most sensitive inputs to the model are for expected time for the holder to convert or be repaid and the estimated historical volatility of the Company’s common stock.  However, because the historical volatility of the Company’s common stock is so high (see Note 7), the sensitivity required to change the liability by 1% as of July 31, 2020 is greater than 25% change in historical volatility as of that date.  The other inputs, such as risk free rate, high yield cash rate and stock price all have a sensitivity for a 1% change in the input variable results in a significantly less than 1% change in the calculated derivative liability.

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

Disaggregation of Revenue: Channel Revenue

The following table shows revenue split between proprietary and third party website revenue for the six months ended July 31, 2020 and 2019:

			Change
	2020	2019	$	%
Proprietary website revenue	$2,403,120	$1,658,063	$745,057	45%
Third party website revenue	2,524,160	2,669,862	(145,702)	(5%	)
Total Revenue	$4,927,280	$4,327,925	$599,355	14%

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

Recently Issued Accounting Standards:

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) which simplifies goodwill impairment testing by requiring that such periodic testing be performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The policy is effective for fiscal years, including interim periods, beginning after December 15, 2019. We adopted on February 1, 2020 and the adoption had no impact.

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

NOTE 2 – GOING CONCERN AND FINANCIAL POSITION

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $19,987,293 as of July 31, 2020 and has a working capital deficit at July 31, 2020 of $5,653,353. As of July 31, 2020, the Company only had cash and cash equivalents of $121,290 and a significant amount of short-term debt in default. The short-term debt agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. While the Company has continued to grow its revenues, at this time, the three months ended July 31, 2020 was the first quarter the Company was able to achieve profitability from operations prior to interest and other expenses.  While the Company believes it will continue to build on the results achieved in this quarter, our current liquidity position raises substantial doubt about the Company’s ability to continue as a going concern.

Management’s plan is to raise additional funds in the form of debt or equity in order to continue to fund losses until such time as revenues are able to sustain the Company.  To date, the main source of funding has been through the issuance of convertible notes with provisions that allow the holder to convert the debt and accrued and unpaid interest at substantial discounts to the trading the price of our common stock and through factored promissory notes secured by substantially all of the assets of our operating subsidiary.  The effect of the conversions for the six months ended July 31, 2020 and 2019, respectively, for the convertible notes has been to substantially dilute existing holders of common stock of our Company.  However, there is no assurance that management will be successful in being able to continue to obtain additional funding. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – PROPERTY

The Company capitalizes all property purchases over $1,000 and depreciates the assets on a straight-line basis over their useful lives of 3 years for computers and 7 years for all other assets. Property consists of the following at July 31, 2020 and January 31, 2020:

	July 31, 2020	January 31, 2020
Office furniture, fixtures and equipment	$85,413	$95,163
Shop equipment	43,004	43,004
Vehicles	40,433	40,433
Sub-total	168,850	178,600
Less: Accumulated depreciation	(76,225)	(64,091)
Total Property	$92,625	$114,509

Additions to fixed assets were nil for both the three months and six months ended July 31, 2020 and July 31, 2019.

Office equipment having a cost of $9,750 and a net book value of $9,286 was disposed of during the quarter ended July 31, 2020. Proceeds received of $9,750 and a gain on sale of property and equipment of $464 were recorded.

Vehicles having a cost of $62,048 and a net book value of $49,401 was disposed of during the quarter ended July 31, 2019. Proceeds received of $55,650 and a loss on sale of property and equipment of $6,947 were recorded.

Depreciation expense was $5,951 and $8,749 for the three months ended July 31, 2020 and July 31, 2019, respectively.

Depreciation expense was $12,598 and $18,989 for the sic months ended July 31, 2020 and July 31, 2019, respectively.

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

Below is a summary of our lease assets and liabilities at April 30, 2020 and January 31, 2020.

Leases	Classification	July 31, 2020	January 31, 2020
Assets
Operating	Operating Lease Assets	$430,391	$483,193
Liabilities
Current
Operating	Current Operating Lease Liability	$100,792	$101,984
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	316,498	365,085
Total lease liabilities		$417,290	$467,069

Note: As most of our leases do not provide an implicit rate, we use our incremental borrowing rate of 8% based on the information available at commencement date in determining the present value of lease payments.

CAM charges were not included in operating lease expense and were expensed in general and administrative expenses as incurred.

Operating lease cost was $34,079 and $26,701 for the three months ended July 31, 2020 and July 31, 2019, respectively.

Operating lease cost was $68,158 and $54,402 for the six months ended July 31, 2020 and July 31, 2019, respectively.

NOTE 5 – PPP LOAN

On May 2, 2020 the Company entered into a Paycheck Protection Promissory (PPP) Note Agreement whereby the lender would advance proceeds of $209,447 at a fixed rate of 1% per annum and a May 2, 2022 maturity. The loan is repayable in monthly instalments of $8,818 commencing October 31, 2020 and continuing on the second day of every month thereafter until maturity when any remaining principal and interest are due and payable. At July 31, 2020 the loan is classified as $86,760 current and $122,697 long-term.

NOTE 6 – SHORT-TERM AND LONG-TERM DEBT

The components of the Company’s debt as of July 31, 2020 and January 31, 2020 were as follows:

	July 31, 2020		January 31, 2020
Working Capital Note Payable - $ 200,000 dated October 25, 2019, repayment of 10% of all eBay sales proceeds until paid in full, minimum payment of $20,417, fees of $4,173 effective interest rate of 7%(4), maturing January 25, 2020(4) , repaid in full February 5, 2020	$—		$6,978
Loan dated October 8, 2019, and revised February 29, 2020 repayable at $5,704 per month commencing on July 1, 2020, maturing June 1, 2022, interest at 13% per annum(2)	94,610	#	63,635
Loan dated October 14, 2019, repayable in average monthly installments of $11,200, maturing April 14, 2020, interest and fees $7,200, effective interest 35.50% per annum(4)(5) repaid in full at maturity	—		30,000
Working Capital Note Payable - $ 200,000 dated July 19, 2019, repayment of 10% of all eBay sales proceeds until paid in full, minimum payment of $20,334, fees of $3,343 effective interest rate of 7%(4), repaid in full on October 22, 2019	—		—
Working Capital Note Payable - $200,000, dated March 5, 2020, repayment of 10% of all eBay sales proceeds until paid in full, minimum payments of $20,695 per quarter until paid, interest rate of 7%(3)	—		—
SFS Funding Loan, original loan of $389,980 January 8, 2020, 24% interest, weekly payments of $6,006, maturing April 7, 2021(5)	309,600	*	371,963
Forklift Note Payable, original note of $20,432.59 Sept 26, 2018, 6.23% interest, 60 monthly payments of $394.54 ending August 2023(1)	14,215	#	16,106
Demand loan - $122,000 dated August 19, 2019 25% interest, 5% fee on outstanding balance(4)(6)	—		122,000
Demand loan - $5,000 dated February 1, 2020, 15% interest, 5% fee on outstanding balance	5,000	*	—
Demand loan - $2,500, dated March 8, 2019, 25% interest, 5% fee on outstanding balance	2,500	*	2,500
Demand loan - $65,500 dated February 27, 2019, 25% interest, 5% fee on outstanding balance, Secured by the general assets of the Company	12,415	*	12,415
Total	$438,340		$625,597

	July 31, 2020	January 31, 2020
Short-Term Debt	$329,515	$609,491
Current Portion Of Long-Term Debt	50,763	4,166
Long-Term Debt	58,062	11,940
	$438,340	$625,597

__________

*	Short-term loans
#	Long-term loans of $ 14,215 including current portion of $3,899 and $94,610 including current portion of $46,864*
(1)	Secured by equipment having a net book value of $18,243
(2)

On February 29, 2020 the Company amended the agreement extending the maturity to June 1, 2022 from April 8, 2021 and changing monthly payments to $5,705 from $4,679 and interest rate from 15% to 13%.In addition prepaid rent and interest of $27,500 and $8,005 were added to the loan’s principal amount and the 1st monthly payment commence July 1, 2020.

(3)	The Company has pledged a security interest on all accounts receivable and banks accounts of the Company.
(4)	The Company has pledged a security interest on all assets of the Company.
(5)	The amounts due under the note are personally guaranteed by an officer or a director of the Company.
(6)	On February 26, 2020 the lender exchanged the $122,000 note along with $22,076 for 26 Class C preferred shares as part of a larger debt exchange transaction as described in Note 7.

The Company had accrued interest payable of $0 and $0 interest on the notes at July 31, 2020 and January 31, 2020, respectively.

NOTE 7 – SHORT-TERM CONVERTIBLE DEBT

The components of the Company’s debt as of July 31, 2020 and January 31, 2020 were as follows:

	Interest	Default Interest	Conversion	Outstanding Principal at
Maturity Date	Rate	Rate	Price	July 31, 2020	January 31, 2020
Nov 4, 2013*	12%	12%	$1,800,000	$100,000	$100,000
Jan 31, 2014*	12%	18%	$2,400,000	16,000	16,000
Apr 24, 2020*(ii)	12%	24%	(3)	69,730	69,730
July 31, 2013*	12%	12%	$1,440,000	5,000	5,000
Jan 31, 2014*	12%	12%	$2,400,000	30,000	30,000
Dec 24, 2015*(v)	8%	24%	(1)	5,000	5,000
Feb 3, 2017*(ii)(iv)	8%	24%	(4)	2,500	2,500
Mar 3, 2017*(ii)(iv)	8%	24%	(5)	—	—
Mar 3, 2017*(ii)(iv)	8%	24%	(5)	33,000	33,000
Mar 24, 2017*(ii)(iv)	8%	24%	(5)	27,500	27,500
Apr 24, 2020*(ii)(iv)(vi)	12%	24%	(3)	521,181	517,787
July 8, 2015*(v)	8%	24%	(1)	5,500	5,500
Apr 24, 2020(ii)(iv)(vi)X	8%	24%	(3)	—	4,500
Apr 24, 2020 X	8%	24%	(3)	—	23,297
Apr 24, 2020 X	8%	24%	(3)	—	7,703
Apr 24, 2020 X	8%	24%	(3)	—	26,500
July 19, 2016*(v)	8%	24%	(1)	5,000	5,000
Mar 23, 2019*(ii)(iv)(vi)X	15%	24%	(3)	—	4,444
Feb 20, 2019*(ix)X	10%	10%	(6)	—	343,047
Jun 6, 2019*(viii)X	12%	18%	(7)	—	43,577
Oct 24, 2019*(ii)(iv)	8%	24%	(5)	37,400	45,595
Nov 14, 2019*(ii)(iv)	8%	24%	(5)	86,625	86,625
Dec 14, 2019*(ii)(iv)	8%	24%	(5)	143,000	143,000
Dec 28, 2019*(i)(iv)(vi)	12%	18%	(6)	133,333	133,333
Jan 9, 2020*(ii)(iv)	8%	24%	(2)	68,750	68,750
March 1, 2020*(x)	10%	15%	(8)	40,939	40,939
March 14, 2020(iv)(vi)X	15%	24%	(9)	—	44,967
April 3, 2020*(iv)	8%	24%	(2)	172,148	172,148
April 12, 2020*(xi)	10%	24%	(3)	184,023	185,130
May 13, 2020(iv)(vi)X	15%	24%	(9)	—	55,000
May 14, 2020*(iv)(vi)	8%	24%	(2)	52,500	52,500
May 24, 2020(iv)(vi)X	15%	24%	(9)	—	40,000
June 11, 2020(iv)(vi)X	15%	24%	(9)	—	85,000
June 26, 2020*(iv)(vi)	15%	24%	(9)	76,000	76,000
July 11, 2020(iv)(vii)X	15%	24%	(9)	—	60,000
Aug 29, 2020(iv)(vii)X	15%	24%	(9)	—	45,000
Sep 16, 2020(iv)(vii)X	15%	24%	(9)	—	34,000
Sep 27, 2020(iv)(vii)X	15%	24%	(9)	—	34,000
Oct 24, 2020(iv)(vii)X	15%	24%	(9)	—	122,000
Nov 7, 2020(iv)(vii)X	15%	24%	(10)	—	42,000
Nov 22, 2020(ii)(iv)(vi)	8%	24%	(2)	55,000	55,000
Dec 10, 2020(iv)(vii)X	15%	24%	(9)	—	55,000
Dec 23, 2020(ii)(iv)(vi)	8%	24%	(2)	30,000	30,000
Sub-total				1,900,129	2,976,072
Debt Discount				(62,365)	(689,176)
				$1,837,764	$2,286,896

__________

(1)	52% of the lowest trading price for the fifteen trading days prior to conversion day.
(2)	50% of the lowest trading price for the fifteen trading days prior to conversion day.
(3)	50% of the lowest trading price for the twenty trading days prior to conversion day.
(4)	50% of the lowest trading price for the fifteen trading days prior to conversion day, but not higher than $0.001.
(5)	50% of the lowest trading price for the fifteen trading days prior to conversion day, but not higher than $0.005.
(6)	60% of the lowest trading price for the twenty trading days prior to conversion day.
(7)	52% of the lowest trading price for the twenty trading days prior to conversion day.
(8)	55% of the lowest trading price for the twenty-five trading days prior to conversion day.
(9)	50% of the lowest bid price for the twenty-five trading days prior to conversion day.
(10)	45% of the lowest bid price for the fifteen trading days prior to conversion day

* In default.

X On February 26, 2020 the company exchanged convertible and short term notes and accrued interest for 250 Class C shares (transaction described further below).

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

The Company had accrued interest payable of $741,875 and $703,270 on the notes at July 31, 2020 and January 31, 2020, respectively.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that some instruments should be classified as liabilities due to there being a variable number of shares to be delivered upon settlement of the above conversion options. The instruments are measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a discount to the note on the debt modification date. For the three months ended July 31, 2020 and 2019, the Company recorded amortization of debt discount expense of $47,898 and $170,684, respectively. For the six months ended July 31, 2020 and 2019, the Company recorded amortization of debt discount expense of $626,811 and $473,050, respectively See more information in Note 8.

During the three months ended July 31, 2020 the Company also added $3,394 in penalty interest to the loan.

On February 26, 2020 a lender exchanged $1,070,035 in convertible notes and $175,421 in accrued interest (as denoted by X in the above schedule) as well as $122,000 in short-term debt and $22,076 in accrued interest (as described in Note 6), and the associated derivative liability of $792,218 all totaling $2,181,750 in exchange for 250 Class C shares having a fair-value of $9,105. A gain of $2,172,646 was recorded.

During the six months ended July 31, 2020, the Company converted a total of $9,303 of the convertible notes and $1,752 accrued interest into 366,508 common shares.

As of July 31, 2020, the Company had $1,815,129 of aggregate debt in default. The agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. The Company continues to accrue interest at the listed rates, and plans to seek their conversion or payoff within the next twelve months.

NOTE 8 – DERIVATIVE LIABILITIES

As of July 31, 2020 and January 31, 2020, the Company had derivative liabilities of $1,366,523 and $2,611,125, respectively. During the three months ended July 31, 2020 and 2019, the Company recorded a gain of $506,979 and $998,792 from the change in the fair value of derivative liabilities, respectively. During the six months ended July 31, 2020 and 2019, the Company recorded a gain of $432,199 and $88,350 from the change in the fair value of derivative liabilities, respectively. Any liabilities resulting from the warrants outstanding are immaterial.

The derivative liabilities are valued as a level 3 input for valuing financial instruments.

The following table presents changes in Level 3 liabilities measured at fair value for the six months ended July 31, 2020. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs.

Level 3
Derivatives
Balance, January 31, 2020	$2,611,125
Change due to Settlement of Debt	(792,218)
Changes due to Conversion of Notes Payable	(20,185)
Mark to Market Change in Derivatives	(432,199)
Balance, July 31, 2020	$1,366,523

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices which are linked to the trading and/or bid prices of the Company’s common stock as traded on the OTC market.

As the price of the common stock varies it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date.

The fair value of the derivative liability is determined using the lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of July 31, 2020 is as follows:

Embedded
Derivative Liability
As of July 31, 2020
Strike price	$0.08 - 0.198
Contractual term (years)	0.08 - 0.25 years
Volatility (annual)	551.1% - 558.5%
High yield cash rate	39.17% - 43.23%
Underlying fair market value	$0.11
Risk-free rate	0.07% - 0.08%
Dividend yield (per share)	0%

NOTE 9 – STOCKHOLDERS’ DEFICIT

Preferred Stock:

The Series A Preferred Stock has an automatic forced conversion into common stock upon the completion of the repurchase or extinguishing of all “toxic” debt (notes having conversion features tied to the Company’s common stock), the extinguishing of all other existing dilutive debt or equity structures, and total recapitalization of the Company. As of both July 31, 2020, and January 31, 2020 the Company had 0 shares of Series A Preferred issued and outstanding and 330,000 authorized with a par value of $0.001 per share.

At both July 31, 2020 and January 31, 2020, there were 20,000 and 20,000 Series B preferred shares outstanding, respectively. The Series B Preferred Stock have voting rights equal to 51% of the total voting rights at any time. There are no conversion rights granted holders of Series B Preferred shares, they are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 20,000 Series B preferred shares authorized and issued of the Series B Preferred Stock with a par-value of $0.001 per share.

At both July 31, 2020 and January 31, 2020, there were 7,000 and 6,750 Series C preferred shares outstanding, respectively. The Series C Preferred Stock have the right to convert into the common stock of the Company by multiplying the number of issued and outstanding shares of common stock by 2.63 on the conversion date. The holders of Series C Preferred shares are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 7,250 Series C preferred shares authorized and 7,000 shares issued with a par-value of $0.001 per share. On February 26, 2020, the Company issued 250 Class C preferred shares in a debt exchange transaction described in Note 6.

At both July 31, 2020 and January 31, 2020, there were 870 Series D preferred shares authorized and outstanding, respectively which with a par value $.001. All shares of Series D Preferred Stock will rank subordinate and junior to all shares of Series A, B and C of Preferred Stock of the Corporation and pari passu with any of the Corporation’s preferred stock hereafter created as to distributions of assets upon dissolution or winding up of the Corporation, whether voluntary or involuntary. These shares are non-voting, do not receive dividends and are redeemable according to the terms set out as follows:

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

Neither the Company nor any Series D preferred stockholders has given notice to exercise the redemption as of July 31, 2020 on the date of the financial statements.

Because the holders of the Series D preferred stock have the right to demand cash redemption, the cumulative amount of the redemption feature is included in Temporary Equity as of July 31, 2020 and January 31, 2020.

Common Stock

The Company is authorized to issue 1,000,000,000 common shares at a par value of $0.000001 per share (see Note 12). These shares have full voting rights. On June 4, 2020 the Company amended its articles decreasing authorized common shares from 20,000,000,000 to 1,000,000,000. On March 29, 2019 the Company undertook a 6000:1 reverse stock. On February 25, 2020, the Company undertook a 4000:1 reverse stock split. The share capital has been retrospectively adjusted accordingly to reflect these reverse stock splits.  At July 31, 2020 and January 31, 2020 there were 904,972 and 538,464 shares outstanding, respectively.  No dividends were paid in the three months ended April 30, 2020 or 2019. The Company’s articles of incorporation include a provision that the Company is not allowed to issue fractional shares.  As a result, as part of the reverse split described above, the Company issued an additional 1,699 shares in March 2020 and these shares were included in the shares outstanding as of January 31, 2020 as issuable.

The Company issued the following shares of common stock in the six months ended July 31, 2020:

Conversion of $9,303 Notes Payable and $1,752 Interest to 366,508 shares of Common Stock.

Options and Warrants:

The Company recorded option and warrant expense of $0 and $0 for the three months ended July 31, 2020 and 2019, respectively.

The Company issued no warrants for the three months ended July 31, 2020.

The Company had the following options and warrants outstanding at July 31, 2020:

Issued To	# Warrants	Dated	Expire	Strike Price	Expired	Exercised
Lender	1.4	01/08/2018	01/08/2021	$1,800 per share	N	N

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 31, 2020	—	$—	1.4	$225,520
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and canceled	—	—	—	—
Outstanding at July 31, 2020	—	$—	1.4	$225,520

NOTE 10 – RELATED PARTY TRANSACTIONS

As of both July 31, 2020 and January 31, 2020, the Company had $155,750 of related party accrued expenses related to accrued compensation for employees and consultants.

In February 2020, a shareholder and landlord of 4Less, agreed to renegotiate a loan (as described in Note 5) by providing $25,700 in rent concessions over a 4 month period which increased the loan and prepaid rent by that amount. As of both July 31, 2020, and January 31, 2020 the balance of prepaid rent totaled $0.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

Maturity of Lease Liabilities	Operating Leases
July 31 2021	$136,317
July 31, 2022	136,317
July 31, 2023	121,100
July 31, 2024	31,203
July 31, 2025	30,003
After July 31, 2025	40,005
Total lease payments	494,945
Less: Interest	(77,655)
Present value of lease liabilities	$417,290

The Company had total operating lease and rent expense of $34,079 and $26,701 for the three months ended July 31, 2020 and 2019 respectively. The Company had total operating lease and rent expense of $68,158 and $53,402 for the six months ended July 31, 2020 and 2019 respectively.

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

NOTE 12- EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended
	July 31,
	2020	2019
Numerator:
Net income (loss) available to common shareholders	$394,962	$246,579

Effect of common stock equivalents
Add: interest expense on convertible debt	132,142	87,924
Add: amortization of debt discount	47,898	170,684
(Less): gain on change of derivative liabilities	(506,979)	(998,972)
Net income (loss) adjusted for common stock equivalents	68,023	(493,605)

Denominator:
Weighted average shares – basic	763,214	1,658

Net income (loss) per share – basic	$0.52	$148.72

Dilutive effect of common stock equivalents:
Convertible notes and accrued interest	48,036,434	147,537
Convertible Class C Preferred shares	2,380,076	11,786
Warrants	1	1

Denominator:
Weighted average shares – diluted	51,179,725	160.982

Net income (loss) per share – diluted	$0.00	$(3.07)

	For the Six Months Ended
	July 31,
	2020	2019
Numerator:
Net income (loss) available to common shareholders	$1,581,860	$(1,566,498)

Effect of common stock equivalents
Add: interest expense on convertible debt	235,682	241,450
Add: amortization of debt discount	626,811	473,050
Less : gain on settlement of convertible debt	(1,947,372)	(67,622)
Less: gain on change of derivative liabilities	(432,199)	(88,350)
Net income (loss) adjusted for common stock equivalents	64,782	(1,007,970)

Denominator:
Weighted average shares – basic	660,668	970

Net income (loss) per share – basic	$2.39	$(1,614.95)

Dilutive effect of common stock equivalents:
Convertible notes and accrued interest	48,036,434	—
Convertible Class C Preferred shares	2,380,076	—
Warrants	1	—

Denominator:
Weighted average shares – diluted	51,077,179	970

Net income (loss) per share – diluted	$0.00	$(1,614.95)

The anti-dilutive shares of common stock equivalents for the six months ended July 31, 2020 and July 31, 2019 were as follows:

	For the Six Months Ended
	July 31,
	2020	2019
Convertible notes and accrued interest	—	147,537
Convertible Class C Preferred shares	—	11,786
Warrants	—	1
Total	—	159,324

NOTE 13 – SUBSEQUENT EVENTS

On August 25, 2020 the Company entered into a debt settlement agreement where the Company paid $14,329 on August 31, 2020 in full settlement of the principal balance $40,239 and associated derivative liability of $36,495. A balance of approximately $7,000 of accrued interest remains.

On August 28, 2020 the Company entered into a Settlement Agreement with a lender whereby this lender acquired, through a series of note purchase agreements an aggregate of $1,859,982 in principal on convertible notes and $733,770 in accrued interest for a total of $2,593,752 in total debt (“Debt”) of the Company as well as associated derivative liabilities totaling $1,111,917 and now this lender has agreed to settle all of this Debt in exchange for the following:

- A non-convertible promissory note (the “Note”) for $1,200,000 maturing August 28, 2022 and bearing interest at 12% per annum payable monthly, save for the first six months interest which shall be payable at maturity. The Company must repay $445,200 on August 28, 2021 and $826,800 plus any accrued interest on August 28, 2022. This Note shall be secured by any and all assets of the Company which shall be recorded on a duly filed Form UCC 1 in the state of Nevada.

- 150 Class C preferred shares shall be exchanged on the principal.

- 950,000 warrants with an exercise price of $0.40 per share, a three year maturity and a fair market value of $351,500 has been exchanged for the accrued interest amount.

On August 28, 2020 the Company entered into a secured promissory note with a lender for $425,000 with cash proceeds of $375,000 and original issue discount of $50,000, interest payable monthly at 15% per annum with a maturity date occurring in the event Company receives “financing” equal to $850,000 plus accrued interest owed on this note. Financing means any amounts received through the issuance of equity , debt , sale of assets or any other means of raising capital. This note shall be secured by any and all assets of the Company which shall be recorded on a duly filed Form UCC 1 in the state of Nevada. This note and accrued shall be payable in full should any event of default occur.

On August 31, 2020, Timothy Armes, Chairman and CEO of The 4Less Group, Inc. purchased 45,000 shares of The 4Less Group, Inc. common stock at $0.42 per share for a total amount of $18,900. As a result of purchase price related party accrued expenses related to accrued compensation for employees as referred to on Note 10 was reduced by same amount.

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

Presently, 4LESS operates 3 branded websites: LiftKits4LESS.com, Bumpers4LESS.com and TruckBedCovers4LESS.com. In total, these sites represent products from over approximately 250 manufacturers.

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

Results of Operations For the Six Months Ended July 31, 2020 compared to the six months ended July 31, 2019

The following table shows our results of operations for the six months ended July 31, 2020 and 2019. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

			Change
	2020	2019	$	%
Total Revenues	$4,927,280	$4,327,925	$599,355	14%
Gross Profit	1,497,384	1,177,845	319,539	27%
Total Operating Expenses	1,623,235	1,959,896	(336,661)	(17%	)
Total Other Income (Expense)	1,707,711	(784,447)	2,492,158	318%
Net Income (Loss)	$1,581,860	$(1,566,498)	$3,148,358	201%

Revenue

The following table shows revenue split between proprietary and third party website revenue for the six months ended July 31, 2020 and 2019:

			Change
	2020	2019	$	%
Proprietary website revenue	$2,403,120	$1,658,063	$745,057	45%
Third party website revenue	2,524,160	2,669,862	(145,702)	(5%	)
Total Revenue	$4,927,280	$4,327,925	$599,355	14%

We had total revenue of $4,927,280 for the six months ended July 31, 2020, compared to $4,327,925 for the six months ended July 31, 2019. Sales increased by $599,355 due to strong second quarter sales where consumer purchases shifted towards online consumption as a result of the economic shutdown and social distancing measures due to the recent Cobid-19 pandemic. The Company’s focus continues in growing its proprietary website revenues and the Company was successful in that, increasing its proprietary website revenue by 45%. The company believes this strategy will lead to higher revenues and lower overall costs in the future.

Gross Profit

We had gross profit of $1,497,384 for the six months ended July 31, 2020, compared to gross profit of $1,177,845 for the six months ended July 31, 2019. Gross profit increased by $319,539 as a result of the increased revenues explained above and partly offset by an increase in cost of revenue due to a change in product mix.

Operating Expenses

The following table shows our operating expenses for the six months ended July 31, 2020 and 2019:

			Change
Operating Expenses	2020	2019	$	%
Depreciation	$12,598	$18,989	$(6,391)	(34%	)
Postage, Shipping and Freight	264,893	231,985	32,908	14%
Marketing and Advertising	23,850	121,379	(97,529)	(80%	)
E Commerce Services, Commissions and Fees	419,267	388,941	30,326	8%
Operating lease cost	68,158	53,402	14,756	28%
Personnel Costs	499,604	650,669	(151,065)	(23%	)
General and Administrative	334,865	494,531	(159,666)	(32%	)
Total Operating Expenses	$1,623,235	$1,959,896	$(336,661)	(17%	)

•   Depreciation decreased by $6,392 due to asset disposals in fiscal 2020, thus a lower asset value is being depreciated.

•   Postage shipping and freight increased slightly by $32,908 due to higher sales.

•   Marketing and advertising decreased by $97,529 due to greater promotional efforts in 2019 to drive sales to our proprietary websites. The Company also made efforts to curtail spending this quarter on non-essential expenditures as a result of the economic uncertainty presented by the global Covid-19 pandemic.

•   E Commerce Services, Commissions and Fees increased by $30,326 due to higher sales.

•   Operating Lease Cost increased by $14,756 due to two new operating leases.

•   Personnel Costs decreased by $151,065 due to a temporary layoffs commencing in March 2020 as a result of the Covid-19 pandemic.

•   General and Administrative decreased by $159,666 mainly due lower professional fees and a tightening on expenditures as a result of the Covid-19 pandemic.

Other Income (Expense)

The following table shows our other income and expenses for the six months ended July 31, 2020 and 2019:

			Change
Other Income (Expense)	2020	2019	$	%
Gain (Loss) on Sale of Property and Equipment	$464	$(6,947)	$7,411	107%
Change in Fair Value on Derivative Liability	432,199	88,350	343,849	389%
Gain on Settlement of Debt	2,172,646	67,622	2,105,024	3,113%
Amortization of Debt Discount	(626,811)	(473,050)	(153,761)	33%
Interest Expense	(270,787)	(460,422)	189,635	(41%	)
Total Other Income (Expense)	$1,707,711	$(784,447)	$2,492,158	318%

As a result of the debt exchange for Class C preferred shares described in Note 7 of the financial statements, this resulted in the gain on settlement of debt and reductions in amortization expense and interest expense due to the lower debt. The lower gain on derivatives is a function of the lower debt as well as the market factors in the valuation of the derivative liability described in Note 8.

We had net income of $1,581,860 for the six months ended July 31, 2020, compared to a net loss of $784,447 for the six months ended July 31, 2019. The increase in net income was mainly due to the sales increase and the gain on settlement of debt as explained in the discussion above.

Results of Operations For the Three Months Ended July 31, 2020 compared to the three months ended July 31, 2019

The following table shows our results of operations for the three months ended July 31, 2020 and 2019. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

			Change
	2020	2019	$	%
Total Revenues	$2,927,209	$2,059,700	$867,509	42%
Gross Profit	925,617	502,083	423,534	84%
Total Operating Expenses	842,507	961,880	(119,373)	(12%	)
Total Other Income (Expense)	311,852	706,376	(394,524)	(56%	)
Net Income (Loss)	$394,962	$246,579	$148,383	60%

Revenue

The following table shows revenue split between proprietary and third party website revenue for the three months ended July 31, 2020 and 2019:

			Change
	2020	2019	$	%
Proprietary website revenue	$1,294,014	$864,414	$429,600	50%
Third party website revenue	1,633,195	1,195,286	437,909	37%
Total Revenue	$2,927,209	$2,059,700	$867,509	42%

We had total revenue of $2,927,209 for the three months ended July 31, 2020, compared to $2,059,700 for the three months ended July 31, 2019. Sales increased by $867,509 due to strong sales where consumer purchases shifted towards online consumption as a result of the economic shutdown and social distancing measures due to the recent Cobid-19 pandemic. This quarter’s  increase represents a 42% growth over the prior tear’s quarter. The Company’s focus continues in growing its proprietary website revenues and the Company was successful in that, increasing its proprietary website revenue by 50%. The company believes this strategy will lead to higher revenues and lower overall costs in the future.

Gross Profit

We had gross profit of $925,617 for the three months ended July 31, 2020, compared to gross profit of $502,083 for the three months ended July 31, 2019. Gross profit increased by $423,534 as a result of the increased revenues explained above and partly offset by an increase in cost of revenue due to a change in product mix.

The following table shows our operating expenses for the three months ended July 31, 2020 and 2019:

			Change
Operating Expenses	2020	2019	$	%
Depreciation	$5,951	$8,749	$(2,798)	(32%	)
Postage, Shipping and Freight	151,755	119,753	32,002	27%
Marketing and Advertising	5,782	74,766	(68,984)	(92%	)
E Commerce Services, Commissions and Fees	252,848	189,422	63,426	33%
Operating lease cost	34,079	26,701	7,378	28%
Personnel Costs	232,869	302,116	(69,247)	(23%	)
General and Administrative	159,223	240,373	(81,150)	(34%	)
Total Operating Expenses	$842,507	$961,880	$(119,373)	(12%	)

•   Depreciation decreased by $2,798 due to asset disposals in fiscal 2020, thus a lower asset value is being depreciated.

•   Postage shipping and freight increased slightly by $32,002 due to higher sales this quarter.

•   Marketing and advertising decreased by $69,984 due to greater promotional efforts in 2019 to drive sales to our proprietary websites. The Company also made efforts to curtail spending this quarter on non-essential expenditures as a result of the economic uncertainty presented by the global Covid-19 pandemic.

•   E Commerce Services, Commissions and Fees increased by $63,426 duee to higher sales.

•   Operating Lease Cost increased by $7,378 due to two new operating leases.

•   Personnel Costs decreased by $69,247 due to a temporary layoffs commencing in March 2020 as a result of the Covid-19 pandemic.

•   General and Administrative decreased by $81,150 mainly due lower professional fees and a tightening on expenditures as a result of the Covid-19 pandemic.

Other Income (Expense)

The following table shows our other income and expenses for the three months ended July 31, 2020 and 2019:

			Change
Other Income (Expense)	2020	2019	$	%
Gain (Loss) on Sale of Property and Equipment	$464	$(6,947)	$7,411	107%
Change in Fair Value on Derivative Liability	506,979	998,792	(491,813)	(49%	)
Amortization of Debt Discount	(47,898)	(170,684)	122,786	(72%	)
Interest Expense	(147,693)	(114,785)	(32,908)	29%
Total Other Income (Expense)	$311,852	$706,376	$(394,524)	(56%	)

The $394,524 decrease in total other income was due to a lower change in fair value on the derivative liability during the period. As a result of the debt exchange for Class C preferred shares described in Note 7 of the financial statements this resulted in reductions in amortization expense and interest expense due to the lower debt. The lower gain on derivatives is a function of the lower debt as well as the market factors in the valuation of the derivative liability described in Note 8.

We had net income of $394,962 for the three months ended July 31, 2020, compared to net income of $246,579 for the three months ended July 31, 2019. The increase in net income was mainly due to the sales increase and the change in fair value on the derivative liability as explained in the discussion above.

Liquidity and Capital Resources

Management believes that we will continue to incur losses for the immediate future. Therefore, we will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited consolidated financial statements do not include and adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the six months ended July 31, 2020, we have generated revenue and are working to achieve positive cash flows from operations.

As of July 31, 2020, we had a cash balance of $121,290, inventory of $290,574 and $6,079,963 in current liabilities. At the current cash consumption rate, we may need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	July 31, 2020	January 31, 2020
Current assets	$426,610	$543,185
Current liabilities	6,079,963	8,013,651
Working capital (deficits)	$(5,653,353)	$(7,470,466)

Net cash used in operations for the six months ended July 31, 2020 was $160,227 as compared to net cash used in operations of $532,109 for the six months ended July 31, 2019. Net cash provided by investing activities for the six months ended July 31, 2020 was $9,750 as compared to $55,650 for the same period in 2019. Net cash provided by financing activities for the six months ended July 31, 2020 was $109,643 as compared to $28,878 for the six months ended July 31, 2019.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures can become effective. Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended July 31, 2020 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

Date: September 14, 2020

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