Form 10-Q
period 2020-10-31
4Less Group, Inc.
filed 2020-12-15
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

Yes [_]   No [X].

As of December 8, 2020, there were 1,180,963 shares of Common Stock of the issuer outstanding.

PART 1: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE 4LESS GROUP, INC.

Condensed Consolidated Balance Sheets

	October 31, 2020	January 31, 2020
	Unaudited	(*)
Assets
Current Assets
Cash and Cash Equivalents	$261,072	$162,124
Inventory	299,628	371,896
Prepaid Expenses	12,200	8,106
Other Current Assets	8,445	1,059
Total Current Assets	581,345	543,185
Operating Lease Assets	368,605	483,193
Property and Equipment, net of accumulated depreciation of $82,524, and $64,091	86,326	114,509

Total Assets	$1,036,276	$1,140,887

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$556,828	$534,442
Accrued Expenses	1,229,541	1,709,797
Accrued Expenses – Related Party	125,673	155,750
Short-Term Debt	794,217	609,491
Current Operating Lease Liability	91,638	101,984
Short-Term Convertible Debt, net of debt discount of $152,621 and $689,176	263,879	2,286,896
Derivative Liabilities	229,895	2,611,125
PPP Loan-current portion	17,293	—
Current Portion – Long-Term Debt	433,184	4,166
Total Current Liabilities	3,742,148	8,013,651

Non-Current Lease Liability	265,378	365,085
PPP Loan -long term portion	192,154	—
Long-Term Debt	907,483	11,940

Total Liabilities	5,107,163	8,390,676

Commitments and Contingencies	—	—
Redeemable Preferred Stock
Series D Preferred Stock, $0.001 par value, 870 shares authorized, 870 and 870 shares issued and outstanding	870,000	870,000

Stockholders’ Deficit
Preferred Stock – Series A, $0.001 par value, 330,000 shares authorized, 0 and 0 shares issued and outstanding	—	—
Preferred Stock – Series B, $0.001 par value, 20,000 shares authorized, 20,000 and 20,000 shares issued and outstanding	20	20
Preferred Stock – Series C, $0.001 par value, 7,250 shares authorized, 7,250 and 6,750 shares issued and outstanding	7	7
Common Stock, $0.000001 par value, 15,000,000 shares authorized, 1,181,644 and 538,464 shares issued, issuable and outstanding	1	1
Additional Paid In Capital	13,946,305	13,449,336
Accumulated Deficit	(18,887,220)	(21,569,153)
Total Stockholders’ Deficit	(4,940,887)	(8,119,789)

Total Liabilities and Stockholders’ Deficit	$1,036,276	$1,140,887

__________

* Derived from audited information

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Condensed Consolidated Statements of Operations

For the Nine Months and Three Months Ended October 31, 2020 and 2019

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019

Revenue	$2,334,826	$1,890,461	$7,262,106	$6,218,386

Cost of Revenue	1,861,130	1,542,836	5,291,026	4,692,915

Gross Profit	473,696	347,625	1,971,080	1,525,471

Operating Expenses:
Depreciation	6,299	7,033	18,897	26,021
Postage, Shipping and Freight	113,702	110,385	378,595	342,370
Marketing and Advertising	25,497	23,827	49,347	145,206
E Commerce Services, Commissions and Fees	222,425	163,002	641,692	551,943
Operating lease cost	23,279	30,360	91,437	83,762
Personnel Costs	330,184	251,923	829,788	902,592
General and Administrative	263,619	230,583	598,484	725,116
Total Operating Expenses	985,005	817,113	2,608,240	2,777,010

Net Operating Income (Loss)	(511,309)	(469,488)	(637,160)	(1,251,539)

Other Income (Expense)
Gain (Loss) on Sale of Property and Equipment	—	4,436	464	4,436
Change in Fair Value on Derivative Liability	(939,873)	(196,303)	(507,674)	(107,953)
Gain on Settlement of Debt	2,845,742	—	5,018,388	67,623
Amortization of Debt Discount	(67,357)	(212,004)	(694,168)	(462,175)
Interest Expense	(227,130)	(121,601)	(497,917)	(804,902)
Total Other Income (Expense)	1,611,382	(525,472)	3,319,093	(1,302,971)

Net Income (Loss)	$1,100,073	$(994,960)	$2,681,933	$(2,554,510)

Basic Weighted Average Shares Outstanding	1,067,074	20,683	797,126	7,613
Basic Income (Loss) per Share	$1.03	$(48.11)	$3.36	$(335.54)
Diluted Weighted Average Shares Outstanding	5,268,957	20,683	4,999,009	7,613
Diluted Income (Loss) per Share	$(0.13)	$(48.11)	$(0.13)	$(335.54)

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended October 31, 2019

(Unaudited)

	Preferred Series A		Preferred Series B		Preferred Series C			Common Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Shares		Amount	Shares	Amount	Capital	Earnings	Total

January 31, 2019	—	$—	20,000	$20	6,750		$7	151	$—	$11,694,325	$(17,689,307)	$(5,994,955)

Conversion of Notes Payable and Accrued Interest to Common Stock	—	—	—	—	—		—	303	—	258,594	—	258,594

Derivative Liability Reclassified as Equity Upon Conversion of notes	—	—	—	—		—	—	—	—	237,500	—	237,500

Common Stock Adjustments for Reverse Splits	—	—	—	—	—		—	1	—	11,115	—	11,115

Net Income (Loss)	—	—	—	—	—		—	—	—	—	(1,813,076)	(1,813,076)

April 30, 2019	—	$—	20,000	$20	6,750		$7	455	$—	$12,201,534	$(19,502,383)	$(7,300,822)

Conversion of Notes Payable and Accrued Interest to Common Stock	—	—	—	—	—		—	4,027	—	357,419	—	357,419

Derivative Liability Reclassified as Equity Upon Conversion of notes	—	—	—	—		—	—	—	—	281,621	—	281,621

Common Stock Adjustments for Reverse Splits	—	—	—	—	—		—	—	—	(11,419)	—	(11,419)

Net Income (Loss)	—	—	—	—	—		—	—	—	—	246,579	246,579

July 31, 2019	—	$—	20,000	$20	6,750		$7	4,482	$—	$12,829,155	$(19,255,804)	$(6,426,622)

Conversion of Notes Payable and Accrued Interest to Common Stock	—	—	—	—	—		—	61,864	—	245,497	—	245,497

Derivative Liability Reclassified as Equity Upon Conversion of notes	—	—	—	—		—	—	—	—	150,231	—	150,231

Common Stock Adjustments for Reverse Splits	—	—	—	—	—		—	—	—	(20,231)	—	(20,231)

Net Income (Loss)	—	—	—	—	—		—	—	—	—	(988,013)	(988,013)

October 31, 2019	—	$—	20,000	$20	6,750		$7	66,346	$—	$13,204,652	$(20,243,817)	$(7,039,138)

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended October 31, 2020

(Unaudited)

	Preferred Series A		Preferred Series B		Preferred Series C			Common Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Shares		Amount	Shares	Amount	Capital	Earnings	Total

January 31, 2020	—	$—	20,000	$20	6,750		$7	538,464	$1	$13,449,336	$(21,569,153)	$(8,119,789)

Conversion of Notes Payable and Accrued Interest to Common Stock	—	—	—	—	—		—	82,361	—	3,399	—	3,399

Derivative Liability Reclassified as Equity Upon Conversion of notes	—	—	—	—		—	—	—	—	8,104	—	8,104

Exchange of debt	—	—	—	—	250		—	—	—	9,105	—	9,105

Net Income (Loss)	—	—	—	—	—		—	—	—	—	1,186,898	1,186,898

April 30, 2020	—	$—	20,000	$20	7,000		$7	620,825	$1	$13,469,944	$(20,382,255)	$(6,912,283)

Conversion of Notes Payable and Accrued Interest to Common Stock	—	—	—	—	—		—	284,147	—	7,656	—	7,656

Derivative Liability Reclassified as Equity Upon Conversion of notes	—	—	—	—		—	—	—	—	12,081	—	12,081

Net Income (Loss)	—	—	—	—	—		—	—	—	—	394,962	394,962

July 31, 2020	—	$—	20,000	$20	7,000		$7	904,972	$1	$13,489,681	$(19,987,293)	$(6,497,584)

Conversion of Notes Payable and Accrued Interest to Common Stock	—	—	—	—	—		—	211,987	—	4,757	—	4,757

Issuance of Shares as Commitment Fee for Loan	—	—	—	—		—	—	19,685	—	50,000	—	50,000

Issuance of Shares to Repay Accrued Expense Related Party	—	—	—	—	—		—	45,000	—	18,900	—	18,900

Issuance of Class C Shares as Part of Debt Settlement	—	—	—	—	150		—	—	—	20,290	—	20,290

Issuance of Class C Shares Repay Accrued Expense Related Party	—	—	—	—	100		—	—	—	11,177	—	11,177

Issuance of 950,000 Warrants as Part of Debt Settlement	—	—	—	—	—		—	—	—	351,500	—	351,500

Net Income (Loss)	—	—	—	—	—		—	—	—	—	1,100,073	1,100,073

October 31, 2020	—	$—	20,000	$20	7,250		$7	1,181,644	$1	$13,946,305	$(18,887,220)	$(4,940,887)

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended October 31, 2020 and 2019

(Unaudited)

	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$2,681,933	$(2,554,510)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	18,897	26,021
Stock Based Compensation	50,000	—
Change in Fair Value on Derivative Liabilities	507,674	107,953
Amortization of Debt Discount	694,168	462,175
Interest Expense related to Derivative Liability in Excess of Fair Value	—	84,940
Original Issue Discount on Notes to Interest Expense	69,750	—
Loan Penalties Capitalized to Loan Included in Interest Expense	3,394	298,478
(Gain) Loss on Sale of Property and Equipment	(464)	(4,436)
Gain on Settlement of Debt	(5,018,388)	(67,623)
Change in Operating Assets and Liabilities:
Decrease (Increase) in Inventory	72,268	(56,727)
Decrease in Prepaid Expenses	21,606	53,891
(Increase) in Other Current Assets	(2,853)	(403)
Increase (Decrease) in Accounts Payable	31,236	(17,167)
Increase in Accrued Expenses	293,289	811,287
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	(577,490)	(856,121)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
Purchase of Property and Equipment	—	(3,948)
Proceeds from Disposal of Property and Equipment	9,750	137,035
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	9,750	133,087

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Short Term Debt	635,000	1,160,000
Payments on Short Term Debt	(370,824)	(1,090,869)
Proceeds from PPP Loan	209,447	—
Payments on Long Term Debt	(2,856)	(40,470)
Due to/from Officer	—	(24,250)
Payments on Convertible Notes Payable	(14,329)	—
Proceeds from Convertible Notes Payable	210,250	787,250
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	666,688	791,661

NET INCREASE IN CASH	98,948	68,627

CASH AT BEGINNING OF PERIOD	162,124	59,401

CASH AT END OF PERIOD	$261,072	$128,028

Supplemental Disclosure of Cash Flows Information:
Cash Paid for Interest	$49,638	$51,294
Cash Paid for Income Taxes	$—	$—
Convertible Notes Interest and Derivatives Converted to Common Stock	$35,997	$1,530,862
Derivative Debt Discount	$—	$990,358
Stock issued to Related Party in Payment of Accrued Expenses	$30,077	$—
Operating Lease Asset to Operating Lease Liability	$39,494	$—
Operating Lease Liability to Operating Lease Asset	$—	$89,942

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

Concentrations

Cost of Goods Sold

For the nine months ended October 31, 2020 the Company purchased approximately 55% of its inventory and items available for sale from third parties from three vendors. As of October 31, 2020, the net amount due to those vendors included in accounts payable was $393,729. For the nine months ended October 31, 2019, the Company purchased from three vendors approximately 53% of its inventory and items available for sale from third parties. As of October 31, 2019, the net amount due to those vendors included in accounts payable was $128,461. The Company believes there are numerous other suppliers that could be substituted should a supplier become unavailable or non-competitive.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of October 31, 2020:

	October 31, 2020	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities – embedded redemption feature	$229,895	$—	$—	$229,895
Totals	$229,895	$—	$—	$229,895

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

Derivative Liability

The derivative liabilities are valued as a level 3 input under the fair value hierarchy for valuing financial instruments. The derivatives arise from convertible debt where the debt and accrued interest is convertible into common stock at variable conversion prices and reclassification of equity instrument to liability due to insufficient shares for issuance. As the price of the common stock varies, it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date. When evaluating the effect of the issuance of new equity-linked or equity-settled instruments on previously issued instruments, the Company uses first-in, first-out method (“FIFO”) where authorized and unused shares would first be used to satisfy the earliest issued equity-linked instruments. As of October 31, 2020, warrants to purchase 0 common shares (583 shares before the reverse split of 2/25/2020 referred to in Note 6) issued in July 2014 were not classified as derivative liability while the remaining warrants outstanding were classified as derivative liability based on the FIFO method.

The fair value of the derivative liability is determined using a lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, historical stock price volatility, the expected term, and both high risk and the risk-free interest rate. The most sensitive inputs to the model are for expected time for the holder to convert or be repaid and the estimated historical volatility of the Company’s common stock.  However, because the historical volatility of the Company’s common stock is so high (see Note 7), the sensitivity required to change the liability by 1% as of October 31, 2020 is greater than 25% change in historical volatility as of that date.  The other inputs, such as risk free rate, high yield cash rate and stock price all have a sensitivity for a 1% change in the input variable results in a significantly less than 1% change in the calculated derivative liability.

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

Disaggregation of Revenue: Channel Revenue

The following table shows revenue split between proprietary and third party website revenue for the nine months ended October 31, 2020 and 2019:

			Change
	2020	2019	$	%
Proprietary website revenue	$3,704,215	$2,572,137	$1,132,078	44%
Third party website revenue	3,557,891	3,646,249	(88,358)	(2%	)
Total revenue	$7,262,106	$6,218,386	$1,043,720	17%

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

NOTE 2 – GOING CONCERN AND FINANCIAL POSITION

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $18,887,220 as of October 31, 2020 and has a working capital deficit at October 31, 2020 of $3,160,803. As of October 31, 2020, the Company only had cash and cash equivalents of $261,072 and approximately $167,000 of short-term debt in default. The short-term debt agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. While the Company has continued to grow its revenues, at this time, the three months ended July 31, 2020 was only the first quarter the Company was able to achieve profitability from operations prior to interest and other expenses.  While the Company believes it will continue to build on the results achieved in this quarter, our current liquidity position raises substantial doubt about the Company’s ability to continue as a going concern.

Management’s plan is to raise additional funds in the form of debt or equity in order to continue to fund losses until such time as revenues can sustain the Company. However, there is no assurance that management will be successful in being able to continue to obtain additional funding. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – PROPERTY

The Company capitalizes all property purchases over $1,000 and depreciates the assets on a straight-line basis over their useful lives of 3 years for computers and 7 years for all other assets. Property consists of the following at October 31, 2020 and January 31, 2020:

	October 31, 2020	January 31, 2020
Office furniture, fixtures and equipment	$85,413	$95,163
Shop equipment	43,004	43,004
Vehicles	40,433	40,433
Sub-total	168,850	178,600
Less: Accumulated depreciation	(82,524)	(64,091)
Total Property	$86,326	$114,509

Additions to fixed assets were nil for both the three months and nine months ended October 31, 2020 and $3,948 for both the three and nine months ended October 31, 2019.

Office equipment having a cost of $9,750 and a net book value of $9,286 was disposed of during the nine months ended October 31, 2020. Proceeds received of $9,750 and a gain on sale of property and equipment of $464 were recorded.

Vehicles having a cost of $144,662 and a net book value of $132,599 was disposed of during the nine months ended October 31, 2019. Proceeds received of $137,035 and a gain on sale of property and equipment of $4,436 was recorded.

Depreciation expense was $6,299 and $7,033 for the three months ended October 31, 2020 and October 31, 2019, respectively.

Depreciation expense was $18,897 and $26,021 for the nine months ended October 31, 2020 and October 31, 2019, respectively.

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

Below is a summary of our lease assets and liabilities at October 31, 2020 and January 31, 2020.

Leases	Classification	October 31, 2020	January 31, 2020
Assets
Operating	Operating Lease Assets	$368,605	$483,193
Liabilities
Current
Operating	Current Operating Lease Liability	$91,638	$101,984
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	265,378	365,085
Total lease liabilities		$357,016	$467,069

Note: As most of our leases do not provide an implicit rate, we use our incremental borrowing rate of 8% based on the information available at commencement date in determining the present value of lease payments.

Effective February 29 ,2020 the Company and landlord terminated the September 2019 lease with an annual rent of $15,480, a 3 year term an 1 year renewal. There were no costs associated with the termination. The Company eliminated the operating lease asset and operating lease liability at termination which was $45,032. (see Note 11)

CAM charges were not included in operating lease expense and were expensed in general and administrative expenses as incurred.

Operating lease cost was $23,279 and $30,360 for the three months ended October 31, 2020 and October 31, 2019, respectively.

Operating lease cost was $91,437 and $83,762 for the nine months ended October 31, 2020 and October 31, 2019, respectively.

NOTE 5 – PPP LOAN

On May 2, 2020 the Company entered into a Paycheck Protection Promissory (PPP) Note Agreement whereby the lender would advance proceeds of $209,447 at a fixed rate of 1% per annum and a May 2, 2022 maturity. The loan is repayable in monthly instalments of $8,818 commencing September 2, 2022 and continuing on the second day of every month thereafter until maturity when any remaining principal and interest are due and payable. At October 31, 2020 the loan is classified as $17,293 current and $192,154 long-term. The Company used the proceeds of this loans for working capital and the Company intends to use these proceeds in a manner consistent with obtaining loan forgiveness.

NOTE 6 – SHORT-TERM AND LONG-TERM DEBT

The components of the Company’s debt as of October 31, 2020 and January 31, 2020 were as follows:

	October 31, 2020		January 31, 2020
Working Capital Note Payable - $ 200,000 dated October 25, 2019, repayment of 10% of all eBay sales proceeds until paid in full, minimum payment of $20,417, fees of $4,173 effective interest rate of 7%(4), maturing January 25, 2020(4) , repaid in full February 5, 2020	$—		$6,978
Loan dated October 8, 2019, and revised February 29, 2020 and November 10, 2010 repayable June 30, 2022 with an additional interest payment of $20,000	102,168	#	63,635
Loan dated October 14, 2019, repayable in average monthly installments of $11,200, maturing April 14, 2020, interest and fees $7,200, effective interest 35.50% per annum(4)(5) repaid in full at maturity	—		30,000
Working Capital Note Payable - $ 200,000 dated July 19, 2019, repayment of 10% of all eBay sales proceeds until paid in full, minimum payment of $20,334, fees of $3,343 effective interest rate of 7%(4), repaid in full on October 22, 2019	—		—
Working Capital Note Payable - $200,000, dated March 5, 2020, repayment of 10% of all eBay sales proceeds until paid in full, minimum payments of $20,695 per quarter until paid, interest rate of 7%(3)	—		—
SFS Funding Loan, original loan of $389,980 January 8, 2020, 24% interest, weekly payments of $6,006, maturing April 7, 2021(5)	239,302	*	371,963
Forklift Note Payable, original note of $20,433 Sept 26, 2018, 6.23% interest, 60 monthly payments of $394.54 ending August 2023(1)	13,250	#	16,106
Demand loan - $122,000 dated August 19, 2019 25% interest, 5% fee on outstanding balance(4)(6)	—		122,000
Demand loan - $5,000 dated February 1, 2020, 15% interest, 5% fee on outstanding balance	5,000	*	—
Demand loan - $2,500, dated March 8, 2019, 25% interest, 5% fee on outstanding balance	2,500	*	2,500
Demand loan - $65,500 dated February 27, 2019, 25% interest, 5% fee on outstanding balance, Secured by the general assets of the Company	12,415	*	12,415
Promissory note -$60,000 dated September 18, 2020 maturing September 18, 2021, including $5,000 original issue discount, 15% compounded interest payable monthly	60,000	*	—
Promissory note -$425,000 dated August 28, 2020, including $50,000 original issue discount, 15% compounded interest payable monthly. The notes matures when the Company receives proceeds through a financing event of $825,000 plus accrued interest on the note.(7)	425,000	*	—
Promissory note -$1,200,000 dated August 28, 2020, maturing August 28, 2022, 12% interest payable monthly with the first six months interest deferred until the 6th month and added to principal .(8)	1,225,249	#	—
Promissory note -$50,000 dated August 31, 2020, maturing February 28, 2021, 10% interest payable at maturity	50,000	*	—
Total	$2,134,884		$625,597

	October 31, 2020	January 31, 2020
Short-Term Debt	$794,217	$609,491
Current Portion of Long-Term Debt	433,184	4,166
Long-Term Debt	907,483	11,940
	$2,134,884	$625,597

__________

*	Short-term loans
#	Long-term loans of $13,250 including current portion of $4,347
$102,168 including current portion of $0
$1,200,000 including current portion of $445,200
(1)	Secured by equipment having a net book value of $18,243
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
(7)

Financing event would be a sale or issuance of assets, debt, shares or any means of raising capital. As the Company expects to enter into such a transaction within the next year this loan is treated as current.

(8)	Secured by all assets of the Company. Includes $25,249 accrued interest. Loan payable in 2 instalments, $428,837 payable August 28, 2021 and $826,800 payable August 28, 2022

The Company had accrued interest payable of $13,547 and $0 interest on the notes at October 31, 2020 and January 31, 2020, respectively.

NOTE 7 – SHORT-TERM CONVERTIBLE DEBT

The components of the Company’s debt as of October 31, 2020 and January 31, 2020 were as follows:

	Interest	Default Interest	Conversion	Outstanding Principal at
Maturity Date	Rate	Rate	Price	October 31, 2020	January 31, 2020
Nov 4, 2013*	12%	12%	$1,800,000	$100,000	$100,000
Jan 31, 2014*	12%	18%	$2,400,000	16,000	16,000
Apr 24, 2020*(ii) Y	12%	24%	(3)	—	69,730
July 31, 2013*	12%	12%	$1,440,000	5,000	5,000
Jan 31, 2014*	12%	12%	$2,400,000	30,000	30,000
Dec 24, 2015*(v)	8%	24%	(1)	5,000	5,000
Feb 3, 2017*(ii)(iv) Y	8%	24%	(4)	—	2,500
Mar 3, 2017*(ii)(iv)	8%	24%	(5)	—	—
Mar 3, 2017*(ii)(iv) Y	8%	24%	(5)	—	33,000
Mar 24, 2017*(ii)(iv) Y	8%	24%	(5)	—	27,500
Apr 24, 2020*(ii)(iv)(vi) Y	12%	24%	(3)	—	517,787
July 8, 2015*(v)	8%	24%	(1)	5,500	5,500
Apr 24, 2020(ii)(iv)(vi)X	8%	24%	(3)	—	4,500
Apr 24, 2020 X	8%	24%	(3)	—	23,297
Apr 24, 2020 X	8%	24%	(3)	—	7,703
Apr 24, 2020 X	8%	24%	(3)	—	26,500
July 19, 2016*(v)	8%	24%	(1)	5,000	5,000
Mar 23, 2019*(ii)(iv)(vi)X	15%	24%	(3)	—	4,444
Feb 20, 2019*(ix)X	10%	10%	(6)	—	343,047
Jun 6, 2019*(viii)X	12%	18%	(7)	—	43,577
Oct 24, 2019*(ii)(iv) Y	8%	24%	(5)	—	45,595
Nov 14, 2019*(ii)(iv) Y	8%	24%	(5)	—	86,625
Dec 14, 2019*(ii)(iv) Y	8%	24%	(5)	—	143,000
Dec 28, 2019*(i)(iv)(vi) Y	12%	18%	(6)	—	133,333
Jan 9, 2020*(ii)(iv) Y	8%	24%	(2)	—	68,750
March 1, 2020*(x)Z	10%	15%	(8)	—	40,939
March 14, 2020(iv)(vi)X	15%	24%	(9)	—	44,967
April 3, 2020*(iv) Y	8%	24%	(2)	—	172,148
April 12, 2020*(xi) Y	10%	24%	(3)	—	185,130
May 13, 2020(iv)(vi)X	15%	24%	(9)	—	55,000
May 14, 2020*(iv)(vi) Y	8%	24%	(2)	—	52,500
May 24, 2020(iv)(vi)X	15%	24%	(9)	—	40,000
June 11, 2020(iv)(vi)X	15%	24%	(9)	—	85,000
June 26, 2020*(iv)(vi) Y	15%	24%	(9)	—	76,000
July 11, 2020(iv)(vii)X	15%	24%	(9)	—	60,000
Aug 29, 2020(iv)(vii)X	15%	24%	(9)	—	45,000
Sep 16, 2020(iv)(vii)X	15%	24%	(9)	—	34,000
Sep 27, 2020(iv)(vii)X	15%	24%	(9)	—	34,000
Oct 24, 2020(iv)(vii)X	15%	24%	(9)	—	122,000
Nov 7, 2020(iv)(vii)X	15%	24%	(10)	—	42,000
Nov 22, 2020(ii)(iv)(vi) Y	8%	24%	(2)	—	55,000
Dec 10, 2020(iv)(vii)X	15%	24%	(9)	—	55,000
Dec 23, 2020(ii)(iv)(vi) Y	8%	24%	(2)	—	30,000
Oct. 12, 2022	12%	16%	(11)	250,000	—
Sub-total				416,500	2,976,072
Debt Discount				(152,621)	(689,176)
				$263,879	$2,286,896

__________

(1)	52% of the lowest trading price for the fifteen trading days prior to conversion day.
(2)	50% of the lowest trading price for the fifteen trading days prior to conversion day.
(3)	50% of the lowest trading price for the twenty trading days prior to conversion day.
(4)	50% of the lowest trading price for the fifteen trading days prior to conversion day, but not higher than $0.001.
(5)	50% of the lowest trading price for the fifteen trading days prior to conversion day, but not higher than $0.005.
(6)	60% of the lowest trading price for the twenty trading days prior to conversion day.
(7)	52% of the lowest trading price for the twenty trading days prior to conversion day.
(8)	55% of the lowest trading price for the twenty-five trading days prior to conversion day.
(9)	50% of the lowest bid price for the twenty-five trading days prior to conversion day.
(10)	45% of the lowest bid price for the fifteen trading days prior to conversion day
(11)	closing price on the day preceding the conversion date

* In default.

X On February 26, 2020 the Company exchanged convertible and short term notes and accrued interest for 250 Class C shares (transaction described further below).

Y On August 28, 2020 the Company exchanged convertible notes and accrued interest for a $ 1,200,000 promissory note with a 2 year maturity bearing interest at 12%, 950,000 warrants with a 3 year maturity and an exercise price of $0.40 and 150 Class C preferred shares (transaction described further below).

Z On August 25,2020 the Company settled a convertible note with principal of $ 40,938 for a $14,329 cash payment.  On September 14, 2020 the Company settled $20,111 in accrued interest and default interest related to this note for a cash payment of $52,446 (transaction described further below).

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

The Company had accrued interest payable of $203,377 and $703,270 on the notes at October 31, 2020 and January 31, 2020, respectively.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that some instruments should be classified as liabilities due to there being a variable number of shares to be delivered upon settlement of the above conversion options. The instruments are measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a discount to the note on the debt modification date. For the three months ended October 31, 2020 and 2019, the Company recorded amortization of debt discount expense of $67,357 and $212,004, respectively. For the nine months ended October 31, 2020 and 2019, the Company recorded amortization of debt discount expense of $694,168 and $462,175, respectively See more information in Note 8.

During the nine months ended October 31, 2020 and October 31, 2019 the Company added $3,394 and $294,978 in penalty interest to the loan, respectively.

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

On August 28, 2020 a lender exchanged $1,692,690 in convertible notes and $571,454 in accrued interest (as denoted by Y in the above schedule) as well as the associated derivative liability of $2,177,794 all totaling $4,441,938 in exchange for a promissory note of $1,200,000 bearing interest at 12% and maturing August 28, 2022 (see Note 6), 950,000 Warrants with a 3 year maturity and an exercise price of $0.40 having a fair value of $351,500 (see Note 9) and 150 Class C shares having a fair-value of $20,290. A gain of $2,820,147 was recorded.

On August 25, 2020 a lender exchanged $40,939 in a convertible note (as denoted by Z in the above schedule), and the associated derivative liability of $31,320 all totaling $72,259 in exchange for a cash payment of $14,329. On September 14, 2020 the same lender exchanged $20,111 in accrued interest and default interest (from that note) for a cash payment of $52,446. A total gain of $25,595 on the two transactions was recorded.

On October 12, 2020 the Company entered into a new convertible note for $250,000 with a one year maturity, interest rate of 12%, the Company received $210,250 in cash proceeds, recorded an original issue discount of $25,000, a derivative discount of $132,613, and transaction fees of $14,750. The first year’s interest of $28,000 is guaranteed and has been accrued. As part of the loan the Company paid a commitment fee of $ 50,000 through the issuance of 19,685 shares.

During the nine months ended October 31, 2020, the Company converted a total of $9,303 of the convertible notes and $6,509 accrued interest into 578,495 common shares.

As of October 31, 2020, the Company had $166,500 of aggregate debt in default. The agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. The Company continues to accrue interest at the listed rates, and plans to seek their conversion or payoff within the next twelve months.

NOTE 8 – DERIVATIVE LIABILITIES

As of October 31, 2020 and January 31, 2020, the Company had derivative liabilities of $229,895 and $2,611,125, respectively. During the three months ended October 31, 2020 and 2019, the Company recorded a loss of $939,873 and $196,303 from the change in the fair value of derivative liabilities, respectively. During the nine months ended October 31, 2020 and 2019, the Company recorded a loss of $507,674 and $107,953 from the change in the fair value of derivative liabilities, respectively. Any liabilities resulting from the warrants outstanding are immaterial.

The derivative liabilities are valued as a level 3 input for valuing financial instruments.

The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended October 31, 2020. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs.

Level 3
Derivatives
Balance, January 31, 2020	$2,611,125
Change due to Settlement of Debt	(3,001,332)
Changes due to Conversion of Notes Payable	(20,185)
Changes due to issuance of New Convertible Notes	132,613
Mark to Market Change in Derivatives	507,674
Balance, October 31, 2020	$229,895

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices which are linked to the trading and/or bid prices of the Company’s common stock as traded on the OTC market.

As the price of the common stock varies it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date.

The fair value of the derivative liability is determined using the lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of October 31, 2020 is as follows:

Embedded
Derivative Liability
As of October 31, 2020
Strike price	$0.37 - 4.30
Contractual term (years)	0.25 - 0.95 years
Volatility (annual)	352.1% - 557.3%
High yield cash rate	26.55% - 37.72%
Underlying fair market value	$0.11
Risk-free rate	0.09% - 0.13%
Dividend yield (per share)	0%

NOTE 9 – STOCKHOLDERS’ DEFICIT

Preferred Stock:

The Series A Preferred Stock has an automatic forced conversion into common stock upon the completion of the repurchase or extinguishing of all “toxic” debt (notes having conversion features tied to the Company’s common stock), the extinguishing of all other existing dilutive debt or equity structures, and total recapitalization of the Company. As of both October 31, 2020, and January 31, 2020 the Company had 0 shares of Series A Preferred issued and outstanding and 330,000 authorized with a par value of $0.001 per share.

At both October 31, 2020 and January 31, 2020, there were 20,000 and 20,000 Series B preferred shares outstanding, respectively. The Series B Preferred Stock have voting rights equal to 51% of the total voting rights at any time. There are no conversion rights granted holders of Series B Preferred shares, they are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 20,000 Series B preferred shares authorized and issued of the Series B Preferred Stock with a par-value of $0.001 per share.

At both October 31, 2020 and January 31, 2020, there were 7,250 and 6,750 Series C preferred shares outstanding, respectively. The Series C Preferred Stock have the right to convert into the common stock of the Company by multiplying the number of issued and outstanding shares of common stock by 2.63 on the conversion date. The holders of Series C Preferred shares are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 7,250 Series C preferred shares authorized and issued with a par-value of $0.001 per share. On February 26, 2020 the Company issued 250 Class C preferred shares and on August 28, 2020 the Company issued another 150 Class C preferred shares in debt exchange transactions described in Note 7. On September 1, 2020 the Company issued 100 Class C preferred share at a fair value of $11,177 to repay Accrued Expenses- Related Party.

At both October 31, 2020 and January 31, 2020, there were 870 Series D preferred shares authorized and outstanding, respectively which with a par value $.001. All shares of Series D Preferred Stock will rank subordinate and junior to all shares of Series A, B and C of Preferred Stock of the Corporation and pari passu with any of the Corporation’s preferred stock hereafter created as to distributions of assets upon dissolution or winding up of the Corporation, whether voluntary or involuntary. These shares are non-voting, do not receive dividends and are redeemable according to the terms set out as follows:

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

Neither the Company nor any Series D preferred stockholders has given notice to exercise the redemption as of October 31, 2020 on the date of the financial statements.

Because the holders of the Series D preferred stock have the right to demand cash redemption, the cumulative amount of the redemption feature is included in Temporary Equity as of October 31, 2020 and January 31, 2020.

Common Stock

The Company is authorized to issue 15,000,000 common shares at a par value of $0.000001 per share (see Note 12). These shares have full voting rights. On June 4, 2020 the Company amended its articles decreasing authorized common shares from 20,000,000,000 to 1,000,000,000 and again on September 8, 2020 the Company further decreased authorized common shares to 15,000,000. On March 29, 2019 the Company undertook a 6000:1 reverse stock. On February 25, 2020, the Company undertook a 4000:1 reverse stock split. The share capital has been retrospectively adjusted accordingly to reflect these reverse stock splits.  At October 31, 2020 and January 31, 2020 there were 1,181,644 and 538,464 shares outstanding and issuable , respectively.  No dividends were paid in the nine months ended October 31, 2020 or 2019. The Company’s articles of incorporation include a provision that the Company is not allowed to issue fractional shares.  As a result, as part of the reverse split described above, the Company issued an additional 1,699 shares in March 2020 and these shares were included in the shares outstanding as of January 31, 2020 as issuable.

The Company issued the following shares of common stock in the nine months ended October 31, 2020:

Conversion of $9,303 Notes Payable and $6,509 Interest to 578,495 shares of Common Stock.

Issuance of 19,685 shares with a fair value of $50,000 as commitment fee for convertible note in Note 7.

Issuance of $45,000 shares with a value of $18,900 to the CEO as repayment of Accrued Expenses-Related Party.

Options and Warrants:

The Company recorded option and warrant expense of $0 and $0 for the three months ended October 31, 2020 and 2019, respectively.

For the three months ended October 31, 2020, the Company issued a warrant to acquire 950,000 shares of stock as part of a debt settlement transaction describe in Note 7. The Warrant gives the holder the right to cash settle the warrants if a fundamental transaction as defined in the warrants occurs. However, a member of management and shareholder of the Company who controls approximately 60% of all voting shares would decide if a fundamental transaction would occur. The Company currently is not considering any fundamental transactions. Based on the above the Company used a Black Scholes model to record the value of the warrant. The warrants having a fair value of $351,500 with a corresponding increase in additional paid-in capital valued using the Black-Scholes option pricing model according to the following assumptions:

Expected volatility	506.8%
Exercise price	$0.40
Stock price	$0.37
Expected life	3 years
Risk-free interest rate	0.19%
Dividend yield	0%

The Company had the following options and warrants outstanding at October 31, 2020:

Issued To	# Warrants	Dated	Expire	Strike Price	Expired	Exercised
Lender	1.4	01/08/2018	01/08/2021	$1,800 per share	N	N
Lender	950,000	08/28/2020	08/28/2023	$0.40 per share	N	N

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 31, 2020	—	$—	1.4	$1,800
Granted	—	—	950,000	0.40
Exercised	—	—	—	—
Forfeited and canceled	—	—	—	—
Outstanding at October 31, 2020	—	$—	950,001	$0.40

NOTE 10 – RELATED PARTY TRANSACTIONS

As of October 31, 2020 and January 31, 2020, the Company had $125,673 and $155,750, respectively of related party accrued expenses related to accrued compensation for employees and consultants. During the quarter ended October 31, 2020 the Company issued 45,000 shares of common stock for a fair value of $18,900 as payment towards these accrued expenses. On September 1, 2020 the Company issued 100 Class C preferred share at a fair value of $11,177 to repay Accrued Expenses- Related Party.

In February 2020, a shareholder and landlord of 4Less, agreed to renegotiate a loan (as described in Note 5) by providing $25,700 in rent concessions over a 4 month period which increased the loan and prepaid rent by that amount. As of both October 31, 2020, and January 31, 2020 the balance of prepaid rent totaled $0.

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

In September 2019 the Company entered into an operating lease for premises with an annual rent of $15,480, a three year term commencing September 1, 2019 to August 31, 2022 and a one year renewal option. On October 23, 2020 the Company and landlord terminated this lease effective February 29, 2020. There were no costs associated with the termination. The Company eliminated the operating lease asset and operating lease liability at termination which was $45,032.

In October 2019 the Company entered into an operating lease for a vehicle with an annual cost of $9,067 and a three year term. The company paid initial fees of $17,744 and will pay fees on lease termination of $395. On a straight-line basis these costs amount to $1,259 per month.

Maturity of Lease Liabilities	Operating Leases
October 31 2021	$121,917
October 31, 2022	120,657
October 31, 2023	81,203
October 31, 2024	31,203
October 31, 2025	30,003
After October 31, 2025	40,005
Total lease payments	424,988
Less: Interest	(67,972)
Present value of lease liabilities	$357,016

The Company had total operating lease and rent expense of $23,279 and $30,360 for the three months ended October 31, 2020 and 2019 respectively. The Company had total operating lease and rent expense of $91,437 and $83,762 for the nine months ended October 31, 2020 and 2019 respectively.

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

NOTE 12 – EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended
	October 31,
	2020	2019
Numerator:
Net income (loss) available to common shareholders	$1,100,073	$(994,960)

Denominator:
Weighted average shares – basic	1,067,074	20,683

Net income (loss) per share – basic	$1.03	$(48.11)

Effect of common stock equivalents
Add: interest expense on convertible debt	44,110	88,911
Add: amortization of debt discount	67,357	212,004
Less: gain on settlement of debt on convertible notes	(2,845,742)	—
Add (Less): loss (gain) on change of derivative liabilities	939,873	196,303
Net income (loss) adjusted for common stock equivalents	(694,329)	(497,742)

Dilutive effect of common stock equivalents:
Convertible notes and accrued interest	144,158	—
Convertible Class C Preferred shares	3,107,724	—
Warrants (1)	950,001	—

Denominator:
Weighted average shares – diluted	5,268,957	20,683

Net income (loss) per share – diluted	$(0.13)	$(48.11)

	For the Nine Months Ended
	October 31,
	2020	2019
Numerator:
Net income (loss) available to common shareholders	$2,681,933	$(2,554,510)

Denominator:
Weighted average shares – basic	797,126	7,613

Net income (loss) per share – basic	$3.36	$(335.55)

Effect of common stock equivalents
Add: interest expense on convertible debt	253,691	340,367
Add: amortization of debt discount	694,168	462,175
Less: gain on settlement of debt on convertible notes	(4,793,113)	(67,622)
Add (Less): loss (gain) on change of derivative liabilities	507,674	107,953
Net income (loss) adjusted for common stock equivalents	(655,647)	(1,711,368)

Dilutive effect of common stock equivalents:
Convertible notes and accrued interest	144,158	—
Convertible Class C Preferred shares	3,107,724	—
Warrants (1)	950,001	—

Denominator:
Weighted average shares – diluted	4,999,009	7,613

Net income (loss) per share – diluted	$(0.13)	$(335.55)

The anti-dilutive shares of common stock equivalents for the nine months ended October 31, 2020 and October 31, 2019 were as follows:

	October 31,
	2020	2019
Convertible notes and accrued interest	—	756,759
Convertible Class C Preferred shares	—	174,490
Warrants	—	1
Total	—	931,250

NOTE 13 – SUBSEQUENT EVENTS

On November 16, 2020 the Company entered into a convertible promissory note with a lender for $100,000 with cash proceeds of $80,000 and original issue discount of $12,000, interest payable at 12% per annum with the first twelve months interest of $12,000 guaranteed, with a one year maturity. The note, accrued interest, and any default penalty are convertible into common stock of the Company at a conversion price equal to the closing bid price on the trading day immediately preceding the conversion date.  On November 17, 2020 the Company issued 6,667 shares of common stock at a fair value of $20,668 as a commitment fee for this loan.

On November 23, 2020 the Company entered into a convertible promissory note with a lender for $165,000 with cash proceeds of $150,000 and original issue discount of $15,000, interest payable at 12% per annum with the first twelve months interest of $19,800 guaranteed, with a one year maturity. The note, accrued interest, and any default penalty are convertible into common stock of the Company at a conversion price equal to the closing bid price on the trading day immediately preceding the conversion date.  On November 24, 2020 the Company issued 17,500 shares of common stock at a fair value of $36,750 as a commitment fee for this loan.

On December 11, 2020 the Company filed a Form 1-A statement indicating its intention to issue a public offering of shares of voting Common Stock pursuant to Regulation A, par value $0.00001 at an offering price range of $2.00 up to a maximum offering amount of $15,000,000 or 7,500,000 shares. There is a minimum investment of $500. During the Offering, the Company may, in its sole discretion, increase the per share price, subject to filing an offering circular supplement or post qualification amendment.

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

Results of Operations for the Nine Months Ended October 31, 2020 Compared to the Nine Months Ended October 31, 2019

The following table shows our results of operations for the nine months ended October 31, 2020 and 2019. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

			Change
	2020	2019	$	%
Total Revenues	$7,262,106	$6,218,386	$1,043,720	17%
Gross Profit	1,971,080	1,525,471	445,609	29%
Total Operating Expenses	2,608,240	2,777,010	(168,770)	(6%	)
Total Other Income (Expense)	3,319,093	(1,302,971)	4,622,064	355%
Net Income (Loss)	$2,681,933	$(2,554,510)	$5,236,443	205%

Revenue

The following table shows revenue split between proprietary and third-party website revenue for the nine months ended October 31, 2020 and 2019:

			Change
	2020	2019	$	%
Proprietary website revenue	$3,704,215	$2,572,137	$1,132,078	44%
Third party website revenue	3,557,891	3,646,249	(88,358)	(2%	)
Total revenue	$7,262,106	$6,218,386	$1,043,720	17%

We had total revenue of $7,262,106 for the nine months ended October 31, 2020, compared to $6,218,386 for the nine months ended October 31, 2019. Sales increased by $1,043,720 due to strong second and third quarter sales where consumer purchases shifted towards online consumption as a result of the economic shutdown and social distancing measures due to the recent Cobid-19 pandemic. The Company’s focus continues in growing its proprietary website revenues and the Company was successful in that, increasing its proprietary website revenue by 44%. The company believes this strategy will lead to higher revenues and lower overall costs in the future.

Gross Profit

We had gross profit of $1,971,080 for the nine months ended October 31, 2020, compared to gross profit of $1,525,471 for the nine months ended October 31, 2019. Gross profit increased by $445,609 as a result of the increased revenues explained above and partly offset by an increase in cost of revenue due to a the Company having to purchase goods at higher product costs from distributers rather than the usual manufacturers due to higher than anticipated demand which manufacturers were not able to meet.

Operating Expenses

The following table shows our operating expenses for the nine months ended October 31, 2020 and 2019:

			Change
Operating Expenses	2020	2019	$	%
Depreciation	$18,897	$26,021	$(7,124)	(27%	)
Postage, Shipping and Freight	378,595	342,370	36,225	11%
Marketing and Advertising	49,347	145,206	(95,859)	(66%	)
E Commerce Services, Commissions and Fees	641,692	551,943	89,749	16%
Operating lease cost	91,437	83,762	7,675	9%
Personnel Costs	829,788	902,592	(72,804)	(8%	)
General and Administrative	598,485	725,116	(126,631)	(17%	)
Total Operating Expenses	$2,608,240	$2,777,010	$(168,770)	(6%	)

•   Depreciation decreased by $7,124 due to asset disposals in fiscal 2020, thus a lower asset value is being depreciated.

•   Postage shipping and freight increased slightly by $36,225 due to higher sales.

•   Marketing and advertising decreased by $95,859 due to greater promotional efforts in 2019 to drive sales to our proprietary websites. The Company also made efforts to curtail spending since the seconds quarter on non-essential expenditures as a result of the economic uncertainty presented by the global Covid-19 pandemic.

•   E Commerce Services, Commissions and Fees increased by $89,749 due to higher sales.

•   Operating Lease Cost increased by $7,675 due to one new operating leases.

•   Personnel Costs decreased by $72,804 due to a temporary layoffs commencing in March 2020 as a result of the Covid-19 pandemic.

•   General and Administrative decreased by $126,631 mainly due a tightening on expenditures as a result of the Covid-19 pandemic.

Other Income (Expense)

The following table shows our other income and expenses for the nine months ended October 31, 2020 and 2019:

			Change
Other Income (Expense)	2020	2019	$	%
Gain (Loss) on Sale of Property and Equipment	$464	$4,436	$(3,972)	(90%	)
Gain (Loss) on Derivatives	(507,674)	(107,953)	(399,721)	370%
Gain on Settlement of Debt	5,018,388	67,623	4,950,766	7321%
Amortization of Debt Discount	(694,168)	(462,175)	(231,993)	50%
Interest Expense	(497,917)	(804,902)	306,984	(38%	)
Total Other Income (Expense)	$3,319,093	$(1,302,971)	$4,622,064	355%

As a result of the debt exchanges described in Note 7 of the financial statements, this resulted in the gain on settlement of debt and reductions in amortization expense and interest expense due to the lower debt. The higher loss on derivatives is a function of the market factors in the valuation of the derivative liability described in Note 8.

We had net income of 2,681,933 for the nine months ended October 31, 2020, compared to a net loss of $2,554,510 for the nine months ended October 31, 2019. The increase in net income was mainly due to the sales increase and the gain on settlement of debt as explained in the discussion above.

Results of Operations for the Three Months Ended October 31, 2020 Compared to the Three Months ended October 31, 2019

The following table shows our results of operations for the three months ended October 31, 2020 and 2019. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

			Change
	2020	2019	$	%
Total Revenues	$2,334,826	$1,890,461	$444,365	24%
Gross Profit	473,696	347,625	126,071	36%
Total Operating Expenses	985,005	817,113	167,892	21%
Total Other Income (Expense)	1,611,382	(525,472)	2,136,854	407%
Net Income (Loss)	$1,100,073	$(994,960)	$2,095,033	211%

Revenue

The following table shows revenue split between proprietary and third- party website revenue for the three months ended October 31, 2020 and 2019:

			Change
	2020	2019	$	%
Proprietary website revenue	$1,081,758	$924,637	$157,121	17%
Third party website revenue	1,253,068	965,824	287,244	30%
Total revenue	$2,334,826	$1,890,461	$444,365	24%

We had total revenue of $2,334,826 for the three months ended October 31, 2020, compared to $1,890,461 for the three months ended October 31, 2019. Sales increased by $444,365 due to strong sales where consumer purchases shifted towards online consumption as a result of the economic shutdown and social distancing measures due to the recent Cobid-19 pandemic. This quarter’s increase represents a 24% growth over the prior year’s quarter.

Gross Profit

We had gross profit of $473,696 for the three months ended October 31, 2020, compared to gross profit of $347,625 for the three months ended October 31, 2019. Gross profit increased by $126,071 as a result of the increased revenues explained above and partly offset by an increase in cost of revenue due to a the Company having to purchase goods at higher product costs from distributers rather than the usual manufacturers due to higher than anticipated demand which manufacturers were not able to meet.

The following table shows our operating expenses for the three months ended October 31, 2020 and 2019:

			Change
Operating Expenses	2020	2019	$	%
Depreciation	$6,299	$7,033	$(734)	(10%	)
Postage, Shipping and Freight	113,702	110,385	3,317	3%
Marketing and Advertising	25,497	23,827	1,670	7%
E Commerce Services, Commissions and Fees	222,425	163,002	59,423	36%
Operating lease cost	23,279	30,360	(7,081)	(23%	)
Personnel Costs	330,184	251,923	78,261	31%
General and Administrative	263,620	230,583	33,037	14%
Total Operating Expenses	$985,005	$817,113	$167,892	21%

•   Depreciation decreased by $734 due to asset disposals in fiscal 2020, thus a lower asset value is being depreciated.

•   Postage shipping and freight increased slightly by $3,317 due to higher sales this quarter.

•   Marketing and advertising increased slightly by $1,670.

•   E Commerce Services, Commissions and Fees increased by $59,423 due to higher sales.

•   Operating Lease Cost increased by $7,081 due to the lease termination.

•   Personnel Costs increased by $78,261 due to a re-hirings of those temporary layoffs in March 2020 as a result of the Covid-19 pandemic.

•   General and Administrative increased by $33,037 mainly due to higher professional fees associated with Reg A filing and investor relations.

Other Income (Expense)

The following table shows our other income and expenses for the three months ended October 31, 2020 and 2019:

			Change
Other Income (Expense)	2020	2019	$	%
Gain (Loss) on Sale of Property and Equipment	$—	$4,436	$(4,436)	(100%	)
Gain on Settlement of Debt	2,845,742	—	2,845,742	—
Gain (Loss) on Derivatives	(939,873)	(196,303)	(743,570)	379%
Amortization of Debt Discount	(67,357)	(212,004)	144,647	(68%	)
Interest Expense	(227,130)	(121,601)	(105,529)	87%
Total Other Income (Expense)	$1,611,382	$(525,472)	$2,136,854	407%

The $2,136,855 increase in total other income was due to the gain on settlement of debt as a result of the debt settlements described in Note 7 of the financial statements this resulted in reductions in amortization expense. Interest expense increased due to the higher new short and long term debt. The higher loss on derivatives is a function of the market factors in the valuation of the derivative liability described in Note 8.

We had net income of $1,100,073 for the three months ended October 31, 2020, compared to net loss of $994,960 for the three months ended October 31, 2019. The increase in net income was mainly due to the sales increase and the gain on sale of debt as explained in the discussion above.

Liquidity and Capital Resources

Management believes that we will continue to incur losses for the immediate future. Therefore, we will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited consolidated financial statements do not include and adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the nine months ended October 31, 2020, we have generated revenue and are working to achieve positive cash flows from operations.

As of October 31, 2020, we had a cash balance of $261,072, inventory of $299,628 and $3,742,149 in current liabilities. At the current cash consumption rate, we may need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	October 31, 2020	January 31, 2020
Current assets	$581,345	$543,185
Current liabilities	3,742,149	8,013,651
Working capital (deficits)	$(3,160,804)	$(7,470,466)

Net cash used in operations for the nine months ended October 31, 2020 was $577,490 as compared to net cash used in operations of $856,121 for the nine months ended October 31, 2019. Net cash provided by investing activities for the nine months ended October 31, 2020 was $9,750 as compared to $133,087 for the same period in 2019. Net cash provided by financing activities for the nine months ended October 31, 2020 was $666,688 as compared to $791,661 for the nine months ended October 31, 2019.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures can become effective. Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended October 31, 2020 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

Date: December 15, 2020

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