Form 10-K
period 2021-01-31
4Less Group, Inc.
filed 2021-05-14
CIK 1438901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   January 31, 2021

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission file number:   333-152444

THE 4LESS GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-1494749
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

106 W. Mayflower, Las Vegas, NV	89030
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   702-267-6100

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class of Stock	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FLES	Other OTC

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

Yes [  ]          No [X]

The aggregate market value of common stock, par value $0.000001 per share, held by non-affiliates of the registrant, based on the average bid and asked prices of the common stock on July 31, 2020 (the last business day of the registrant’s most recently completed second quarter) was approximately $99,547.

Number of common shares outstanding at May 7, 2021: 2,470,913

THE 4LESS GROUP, INC.

FORM 10-K

TABLE OF CONTENTS

PART I		3

ITEM 1.	Business	3
ITEM 1A.	Risk Factors	8
ITEM 1B.	Unresolved Staff Comments	8
ITEM 2.	Properties	8
ITEM 3.	Legal Proceedings	8
ITEM 4.	Mine Safety Disclosures	8

PART II		9

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities	9
ITEM 6.	Selected Financial Data	19
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	19
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	24
ITEM 8.	Financial Statements and Supplementary Data	24
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	24
ITEM 9A.	Controls and Procedures	24
ITEM 9B.	Other Information	25

PART III		26

ITEM 10.	Directors, Executive Officers and Corporate Governance	23
ITEM 11.	Executive Compensation	28
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	28
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	30
ITEM 14.	Principal Accounting Fees and Services	30

PART IV		31

ITEM 15.	Exhibits and Financial Statement Schedules	31

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

The 4Less Group, Inc. is referred to hereinafter as “we”, “our”, or “us.

PART I

Item 1.  Business.

Our Corporate History and Background

We were originally formed as RX Scripted, LLC on December 30, 2004 as a North Carolina limited liability company and then converted to a Nevada corporation as RX Scripted, Inc. on December 5, 2007. We remain a Nevada corporation. On January 7, 2010, we changed our name to MedCareers Group, Inc. MedCareers Group operated a website for nurses, nursing schools and nurses’ organizations to foster better communication between nurses and the nursing profession. On November 19, 2010 , the Company entered into a Share Exchange Agreement (the “Exchange”) with Nurses Lounge, Inc., a Texas corporation (“Nurses Lounge”) and its nine shareholders (the “Nurses Lounge Shareholders”), whereby we issued 24,000,000 restricted shares of common stock to the Nurses Lounge Shareholders in exchange for 100% of the issued and outstanding shares of common stock of Nurses Lounge. Although 24,000,000 restricted shares were issued in connection with the Exchange, certain of our significant shareholders agreed to cancel some of the shares of common stock they owned so that the net effect of the Exchange was an increase to the outstanding shares of common stock by 7,175,000 shares rather than 24,000,000. Included in the shareholders receiving shares of common stock in connection with the Exchange, was Timothy Armes, founder and president of Nurses Lounge, Inc., who received 14,902,795 shares.

On November 29, 2018, we entered into a Share Exchange Agreement whereby we acquired 100% of the issued and outstanding equity securities of The 4LESS Corp. (“4Less”), a private company, in exchange for our issuance of nineteen thousand (19,000) shares of our Series B Preferred Stock, 6,750 Series C Preferred Shares, and 870 Series D Preferred Shares.

Shareholder	# of Series B Preferred	# of Series C Preferred	# of Series D Preferred
Christopher Davenport	17,100	6,075	675
Sergio Salzano	1,900	675	75
Timothy Armes	1,000	0	120
TOTAL	20,000	6,750	870

The Series C Preferred Shares have a right to convert into our common stock by multiplying the number of issued and outstanding shares of common stock by 2.63 on the conversion date. As a result of this Share Exchange, the former shareholders of the private company, 4Less, became our controlling shareholders. The Share Exchange was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein the private company, 4Less is considered the acquirer for accounting and financial reporting purposes. Pursuant to the transaction, Tim Armes, our CEO, cancelled 60,000,000 shares of common stock in exchange for 120 shares of Series D Preferred Stock. As a result of the transaction, 4Less, the private company, became our wholly owned subsidiary and there was a change in our control whereby Christopher Davenport and Sergio Salzano, collectively then hold voting rights equal to 63.37% of the total voting rights at any given time by virtue of holding 95% of the Series B Preferred Stock.

On December 12, 2019, The 4Less Corp. name was changed to Auto Parts 4Less, Inc., a Nevada corporation, and continues to operate as our wholly owned subsidiary.

Our Business

Along with our website currently under development, autoparts4less.com (as described below), that we are developing into our flagship website, we operate 3 niche websites through which we sell auto parts that are direct listed across marketplace and social media sites, including marketing products through online marketplaces and social media platforms, such as Facebook, Instagram, YouTube and Google:

●	LiftKits4LESS.com*
●	Bumpers4LESS.com*
●	TruckBedCovers4LESS.com*

We operate as an e-commerce retailer and distributor of auto and truck parts, including exhaust systems, suspension systems, wheels, tires, stereo systems, truck bed covers, and shocks. The e-commerce auto equipment market is composed of 2 segments, the direct replacement referred to as the “OE” (Original Equipment) market, typically used for automobile repairs, and the after-market automobile parts market, typically for customization of vehicles. We deal exclusively in the aftermarket.

Our proprietary web sites include order customization, live chat, install videos, directions, and installation services, in our effort to provide a quality buying experience for consumers interested in purchasing aftermarket auto parts on the Internet today.

A list of our current products appears below.

Lights	Stingers	Performance Parts	Exterior Accessories
Off-Road LED Lights	Fenders	Cooling and Heating	Soft and Hard Tops
Switches Housing Kits	Fender Flares	Superchargers	Roof Parts
Mounts	Fender Liners	Recovery Gear and Towing	Mud Flaps
Brackets	Fender Overlay	Trailer Hitches	Roof Parts
Light Covers	Fender Armor	5th Wheel Hitches	Rooftop Tent Parts
Lighting Accessories	Inner Fenders	5th Wheel Accessories	Awning
Lighting Harness )	Air Intake Parts	Gooseneck Hitches	Hoods
Vehicle Lights	Air Filters	Towing Electrical	Hood Accessories
Markers)	Air Cleaners	Wiring Harnesses	Windshield
Brake Lights	Air Intake Kits	Electrical Adapters	Cages
3rd Brake Lights	Drive Train	Taillight Converters	Cage Accessories
Taillights	Caster and Camber Kits	Wiring Connectors	Exterior Accessories
Headlights	Carrier Bearing Drop kits	Towing Accessories	Suspension
Work Lights	Drive Shaft	Tow Hooks	Add-A-Leaf
Steering Stabilizers	Ring Pinion	Tow Straps	Control Arms
Dual	Ring Pinion Parts	Ball Mounts	Radius Arms
Single	Differentials	Couplers)	Leaf Springs
Steering Reinforcement	Differential Lockers	Shackles	Traction Bars
Shocks	Differential Covers	Weight Distribution	Sway Bar Kits
Shock Mounts Hoops	Overhaul Kits	Trailer Parts & Accessories	Steering
Coil Overs	Differential Parts	Cargo Management	Tie Rods
Bump Stops And Speed Bumps	Transfer Case	Winches	Spindles
Hydro	Transfer Case Parts	Winch Rope	Knuckles
Nitro	Gear Sets	Winch Accessories	Track Bar
Struts	Spider Gear Sets	Recovery Rope	Coil Spring Components
Shock Accessories	Drive Train Accessories	Recovery Kits	Ball Joints
Performance	Drive Train Parts	Transmission	Hangers

Lift Kits	Electronics	Clutches Parts and Kits	Pitman Steering Arms
Suspension Lifts	Exhaust	Wheels	Block and U-Bolt Kits
Leveling Lifts	Catalytic Converters	Tire Carriers	Lift Blocks
Body Lifts	Exhaust Systems	Wheel Spacers	U-Bolts
Accessories	Mufflers	Wheel Parts	Air Bags
Truck Bed Covers & Accessories	Exhaust Parts	Power Train	Lowering Kits
Bed Covers	Exhaust Manifolds	Engine	Brakes
Bed Liners	Pipes	Belts	Brake Lines
Bed Cage	Interior Parts	Ignition	Brake Controllers
Bed Bars	Dash and Console	Spark Plugs	Brake Hoses
Bed Rail	Floor Mats	Tailgate	Rotors
Grab & Roll Bar	Carpet and Liners	Exterior	Brake Control Harnesses
Sport Bars	Seat Covers	Armor and Skid Plates	Brake Parts
Tailgate	Door and Entry	Rock Sliders	Axles
Toolboxes and Brackets	Carpet	Body Armor	C-Notch
Cab Covers	Dash Parts	Rocker Panel	Assemblies
Steps Running Boards	Door parts	Bed Extenders	Axle Parts
Sliders	Interior Accessories	Bike Racks	Axle Shafts
Grilles	Sunshades	Body	Axle Accessories
Bumpers	Storage	Deflectors	Other Suspension Parts
Bumper Accessories	Mirrors	Engine Under Hood	Drag Links
Bull Bars	Oil Filters	Exterior Parts	Kicker Braces
ATV

We target online consumers’ buying habits by shifting away from “all things to all people” web sites to highly targeted niche websites to quickly respond to market forces. Our niche Websites allow us to target buyers that are shopping for specific products, for example the lift kits that we offer at LftKits4Less.com. We currently have 3 branded e-commerce websites, which sites offer products from approximately 500 manufacturers:

●	LiftKits4LESS.com
●	Bumpers4LESS.com
●	TruckBedCovers4LESS.com

We also direct list and sell our products through social media platforms, most significantly, through Facebook, YouTube, and Google.

Our LiftKit4Less.com web site, represents:

●	Approximately 179,000 Parts
●	From 46 Manufacturers

Can Search Products Listed

●	9 Categories Including Lights & Exterior Accessories
●	66 Subcategories Including Wheels, Electronics & Interior Parts

Select Parts for Over

●	28 Makes of Vehicles Such as Ford, Chevy and Land Rover
●	100 Models Including Trucks, SUVs and Jeeps

AutoParts4Less.com Launch Expected Timeline

During the first half of 2021 4Less expects to finish development and beta testing with goal to launch AutoParts4Less.com for aftermarket auto parts manufacturers to sell their parts direct to the public.

●	Development Team
March 2020 India Development Team is hired.

●	Platform
Amazon Web Services (AWS) cloud computing platform chosen to operate AutoParts4Less.com

●	Marketing
Begin marketing marketplace services to aftermarket manufacturers in December 2020

●	Data Input
Manufacturers start loading their parts info 1st quarter 2021

Auto Parts 4less Marketplace Functionality for Manufacturers

Our Auto Parts 4less website will have the following elements:

●	Manufacturers create an account allowing easy onboarding of products.
●	Offer premium placement in search results.
●	Ratings and reviews can be responded to.
●	Ability to answer basic questions from purchasers.
●	How-to video galleries.
●	Keyword advertising.
●	Promote discounts on products.
●	4Less can push product lines to other marketplaces such as eBay and Amazon.

Significant Developments in fiscal 2021

At the beginning of 2020, we established our goals which were to reduce debt, obtain minimally dilutive new capital, cut costs and  develop the AutoParts4Less.com marketplace.

●

The reduction of debt, began in late January of 2020, first by exchanging $1.1 million of debt, that was convertible at highly discounted rates, in exchange for 250 shares of The 4Less Group’s Series C Convertible Preferred Stock. The 250 shares of Series C Preferred represent an approximate 2.5% ownership stake.

This was followed in August 2020 by the exchange of the remaining highly discounted convertible debt totaling approximately $2.3 million in principal and accrued interest, plus over $1 million in additional associated derivative liabilities.

The convertible debt was replaced with a $1.2 million, non-convertible promissory note with a 2-year term and a fixed interest rate of 12%, which resulting s in savings of $1.1 million in total debt with a substantially lower interest rate.

As part of the settlement, the investor received, along with the 1.2 million note, 950 thousand warrants with a $0.40 exercise price and 150 shares of series C preferred shares.

●

With the Company’s debt restructuring complete, it focused on ways to raise additional capital that would be minimally dilutive to existing shareholders. To accomplish these goals we began first by reducing our authorized shares from 1 billion down to 15 million and then applied for and was approved for our common stock to be quoted on the OTC Markets Group, Inc.’s OTCQB® tier Venture Market (the “OTCQB”) under the symbol “FLES”, which became effective as of the open of trading on February 16, 2021.

On December 21, 2020 we were qualified by the SEC to begin a $15 million tier 2 Regulation A capital raise at $2.00 per share for a one year period.  If f the entire 15 million is raised, it will add an additional 7,500,000 common shares to our shares outstanding.

●

We achieved substantial cost cutting by reducing our employee head count down to 7 full time individuals as well as the consolidation of office space into a portion of our warehouse area. Additionally, we hired Commerce Pundit, an international software development firm with offices in the U.S. and India to begin development of our multivendor auto parts marketplace, AutoParts4Less.com, which we expect to launch in mid-summer of 2021.

Distribution

Our distribution is accomplished as follows:

●	Direct drop ship from manufacturers to consumers – Approximately 80%
●	Direct drop ship from Warehouse Inventory Companies to consumers – Approximately 15%
●	Consumer Purchases directly through our own warehouses – Approximately 5%

Sales

Our sales are derived from the following:

●	eBay and Walmart – We sell our products on eBay and Walmart and pay a fee to eBay or Walmart in connection with each sale.
●	Build and launch additional niche websites.

51% of our sales are currently generated through our own websites

Business Strategies

●	Continually develop best in class technological modules to increase visitor conversions.
●	Direct ordering through our websites

Our Growth Strategy

Competition

We directly compete for buyers to use our web sites over many competitors, e-commerce giants, Amazon, and eBay. The sale of automotive parts, accessories and maintenance items is highly competitive in many areas, including name recognition, product availability, customer service, store location and price. We compete in the aftermarket auto parts industry, which includes both the retail DIY and commercial do-it-for-me (“DIFM”) auto parts and products markets.

Our competitors include national, regional and local auto parts chains, independently owned parts stores, online automotive parts stores or marketplaces, wholesale distributors, jobbers, repair shops, car washes and auto dealers, in addition to discount and mass merchandise stores, hardware stores, supermarkets, drugstores, convenience stores, home stores and other retailers that sell aftermarket vehicle parts and supplies, chemicals, accessories, tools and maintenance parts. We compete on the basis of customer service merchandise quality, selection and availability; product warranty; store layouts, location, and convenience; price; and the strength of our brand name, trademarks, and service marks.

Competitive Advantages

Our web sites offer substantial value-added content, including:

●	Installation guides
●	Install videos
●	High impact photos
●	Order customization and live chat with a technical expert

Competitive Disadvantages

Our competitors include national, regional and local auto part chains, independently owned parts stores, online automotive parts stores or marketplaces, wholesale distributors, auto deals, discount and mass merchandise stores, hardware stores, home stores and other retailers that sell vehicles parts and supplies chemicals, accessories, tools, and maintenance parts. Most of our competitors have greater financial and operational resources than we do.

Marketing Strategies

We have primarily relied upon organic growth, which is estimated to account for approximately 75% of our sales, Additionally, we market via Google reviews, our YouTube channel, Video Review, and advertising on Facebook.

Employees

We have 7 full-time employees:

●	Our Chief Executive Officer/Chief Financial Officer Tim Armes
●	President of our wholly owned subsidiary, Auto Parts 4 Less, Inc. Christopher Davenport
●	Customer Service Manager
●	Install Center Manager Robert
●	Customer assistant
●	Salesperson
●	Warehouse Manager

Target Markets

Our target markets include all users of auto parts.

Item 1A. Risk Factors

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties.

Executive Offices

We maintain offices at 106 W Mayflower, Las Vegas, Nevada 89030.  We pay monthly rent of $6,400 and our lease expires on June 30, 2022, with an additional one year renewal.

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

Calendar Quarter Ending	Low	High

January 31, 2021	0.20	4.48
October 31, 2020	0.06	6.40
July 31, 2020	0.05	0.20
April 30, 2020	0.11	0.40

January 31, 2020	0.40	7.20
October 31, 2019	4.00	186.40
July 31, 2019	44.00	5,400.00
April 30, 2019	1,199.04	16,786.60

No cash dividends on the Company common stock have been declared or paid since the Company’s inception. The Company had approximately 104 shareholders at April 9, 2021. This does not include shareholders that hold their shares in street name or with a broker.

Recent Sales of Unregistered Securities

Preferred Stock

On June 11, 2018, we filed with the state of Nevada designations for Series C and D Preferred Stock of the Company, as well as amended designation for our Series A and B Preferred Stock. Series A Preferred Stock consists of 330,000 authorized shares. Series A Preferred shares have no voting rights and carry conversion rights into common stock of the Company at a rate equal to factor of total issued and outstanding common stock a the time of conversion divided by 0.0152. Series B Preferred Stock consists of 20,000 shares. Series B shares in total shall have voting rights equal 66.7% of the total voting rights (all common shares plus all other series of preferred stock as if they had converted on that date). Series C Preferred Stock consists of 7,250 shares. The total of the Series C Preferred shares shall convert to our common stock by multiplying the number of issued and outstanding shares of common stock by 2.63 on the conversion date. Conversion is automatic as of December 31, 2022, regardless of the acts of the holders. Series D Preferred Stock consists of 870 shares. Series D Preferred shares have no voting rights and are redeemable for $1,000 per share at the discretion of either the holder us.   For more details regarding the right and obligations of the respective series of preferred stock, please review the Exhibits 3.1-3.4. filed on Edgar on November 13, 2018 and incorporated herein by reference.

During the year the ended January 31, 2021, we issued the following shares of Class C Preferred stock:

●   100 shares to repay accrued expenses related party for $11,177

●   250 shares for $9,105 to a lenders as part of a debt exchange

●   150 shares for $ 20,290 to a lender as part of a debt settlement

Common Stock

	Consideration	Date	# Shares
Number of shares outstanding, January 31, 2017			23
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $6,050 of principal and $2,341 of accrued interest	15-Nov-17	2
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $4,400 of principal and $1,743 of accrued interest	29-Nov-17	3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $4,400 of principal and $1,745 of accrued interest	8-Dec-17	3
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,550 of principal	19-Jan-18	1
Accrued expenses converted to common stock – related party	Convert a portion of accrued expense of $2,250	31-Jan-18	1
Accrued expenses converted to common stock – related party	Convert a portion of accrued expense of $1,125	31-Jan-18	1
Accrued expenses converted to common stock	Convert a portion of accrued expense of $750	31-Jan-18	—
Common stock issued for services	Services valued at $3,000	31-Jan-18	—
Common stock issued for services	Services valued at $300	31-Jan-18	—
Number of shares outstanding, January 31, 2018			35
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $2,200 of principal and $1,145 of accrued interest	6-Jun-18	3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $1,760 of principal and $978 of accrued interest	30-Jul-18	2
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $1,650 of principal and $944 of accrued interest	9-Oct-18	2
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $1,540 of principal and $941 of accrued interest	22-Oct-18	2
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $6,373 of accrued interest	9-Nov-18	1
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $2,750 of accrued interest	9-Nov-18	2
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,950 of accrued interest	15-Nov-18	2
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $13,863 of principal and $9,176 of accrued interest	16-Nov-18	1
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $3,235 of accrued interest	19-Nov-18	3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $3,108 of principal and $1,890 of accrued interest	21-Nov-18	4
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $1,322 of principal and $2,328 of accrued interest	23-Nov-18	3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $1,540 of principal and $941 of accrued interest	30-Nov-18	4
Cancelation of shares	Cancellation in conjunction with acquisition	30-Nov-18	(3)
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $3,717 of principal and $133 of accrued interest	30-Nov-18	3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $3,958 of principal and $92 of accrued interest	3-Dec-18	3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $4,216 of principal and $84 of accrued interest	6-Dec-18	4
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $3,190 of principal and $1,981 of accrued interest	10-Dec-18	4
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $3,843 of principal and $127of accrued interest	11-Dec-18	3

Common Stock (continued)

	Consideration	Date	# Shares
Cancellation in conjunction with disposal of subsidiary	Shares cancelled due to spinoff of subsidiary and discontinued operations	12-Dec-18	(2)
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $4,885 of principal and $114 of accrued interest	16-Nov-18	4
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $4,950 of principal and $3,096 of accrued interest	16-Nov-18	7
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $5,191 of principal and $58 of accrued interest	16-Nov-18	4
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $5,934 of principal and $16 of accrued interest	16-Nov-18	5
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $3,088 of principal and $61 of accrued interest	16-Nov-18	3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $5,500 of principal and $3,480 of accrued interest	16-Nov-18	7
Convert a portion of accrued expense	Convert a portion of accrued expense of $1,125	31-Dec-18	1
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $6,732 of principal and $158 of accrued interest	10-Jan-19	6
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $5,500 of principal and $3,523 of accrued interest	10-Jan-19	8
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $7,547 of principal and $48 of accrued interest	17-Jan-19	6
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $8,000 of accrued interest	18-Jan-19	7
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $9,240 of principal and $6,034 of accrued interest	18-Jan-19	13
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $2,535 of accrued interest	22-Jan-19	2
Number of shares outstanding, January 31, 2019			151
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $7,952 of principal and 4,844 of accrued interest	1-Feb-19	10
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,202 of principal and $42 of accrued interest	15-Feb-19	1
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,527 of principal and $5,473 of accrued interest	25-Feb-19	8
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $10,494 of principal and $56 of accrued interest	26-Feb-19	9
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $10,945 of principal and $7,428 of accrued interest	26-Feb-19	15
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $11,072 of principal and $45 of accrued interest	27-Feb-19	9
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $12,534 of principal and $66 of accrued interest	1-Mar-19	11
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $13,172 of principal and $78 of accrued interest	5-Mar-19	11
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $12,100 of principal and $8,179 of accrued interest	5-Mar-19	17
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $9,265 of interest and $500 of fees	5-Mar-19	12
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $3,887 of principal, $6,602 of interest and $500 of fees	6-Mar-19	13
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $8,611 of principal, $59 of interest and $500 of fees	7-Mar-19	11
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $11,321 of principal, $219 of interest and $500 of fees	11-Mar-19	14

Common Stock (continued)

	Consideration	Date	# Shares
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $17,600 of principal and $11,966 of accrued interest	11-Mar-19	25
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $12,121 of principal, $49 of interest and $500 of fees	12-Mar-19	15
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $8,592 of principal, $43 of interest and $500 of fees	13-Mar-19	11
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $9,401 of principal, $39 of interest and $500 of fees	14-Mar-19	12
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $8,743 of principal, $207 of interest and $500 of fees	20-Mar-19	11
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $12,100 of principal and $8,357of accrued interest	5-Apr-19	34
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $1 of principal and $378 of accrued interest	5-Apr-19	19
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $8,800 of principal and $6,223 of accrued interest	30-Apr-19	14
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $432 of accrued interest	30-Apr-19	22
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $469 of accrued interest	2-May-19	23
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $8,416 of principal, $196 of interest and $500 of fees	2-May-19	25
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $22,000 of principal and $6,738 of accrued interest	7-May-19	24
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $13,300 of principal, $202 of interest and $500 of fees	10-May-19	26
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $11,051 of principal, $27 of interest and $500 of fees	14-May-19	21
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,139 of principal	16-May-19	28
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,613 of principal and $1,892 of accrued interest	16-May-19	4
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,600 of principal and $4,428 of accrued interest	16-May-19	10
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,196 of principal	17-May-19	30
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,317 of principal	20-May-19	33
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $854 of principal	21-May-19	21
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,317 of principal	22-May-19	33
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $739 of principal	23-May-19	18
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,538 of principal	28-May-19	38
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,538 of principal	28-May-19	38
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,593 of principal	30-May-19	40
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,799 of principal	31-May-19	45
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $11,000 of principal and $8,320 of accrued interest	31-May-19	54
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,879 of principal	3-Jun-19	47

Common Stock (continued)

	Consideration	Date	# Shares
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $15,362 of principal and $11,670 of accrued interest	5-Jun-19	86
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $12,599 of interest	5-Jun-19	52
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $12,798 of principal and $1,518 of accrued interest	11-Jun-19	59
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including 3,300 of principal and $2,443 of accrued interest	11-Jun-19	18
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $11,364 of principal and $62 of accrued interest	13-Jun-19	63
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $12,016 of principal and $24 of accrued interest	14-Jun-19	67
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $11,625 of principal and $47 of accrued interest	17-Jun-19	65
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,780 of principal and $8 of accrued interest	18-Jun-19	57
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,405 of principal and $671 of accrued interest	19-Jun-19	51
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,165 of accrued interest	20-Jun-19	52
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,985 of principal and $7,679 of accrued interest	21-Jun-19	82
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $10,022 of principal and $114 of accrued interest	24-Jun-19	86
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,064 of principal and $32 of accrued interest	25-Jun-19	43
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,872 of principal and $56 of accrued interest	27-Jun-19	50
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $7,376 of principal and $24 of accrued interest	28-Jun-19	93
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,215 of principal and $59 of accrued interest	1-Jul-19	41
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $8,057 of principal and $17 of accrued interest	2-Jul-19	102
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,154 of principal and $12 of accrued interest	3-Jul-19	79
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,807 of principal and $43 of accrued interest	8-Jul-19	64
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,122 of principal	8-Jul-19	62
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,922 of principal and $8 of accrued interest	10-Jul-19	118
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,244 of accrued interest	11-Jul-19	124
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,081 of accrued interest	12-Jul-19	101
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,347 of principal and $4,133 of accrued interest	15-Jul-19	135
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,147 of principal and $38 of accrued interest	16-Jul-19	93
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,872 of principal and $106 of accrued interest	19-Jul-19	147
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,095 of principal and $96 of accrued interest	22-Jul-19	155
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,293 of principal and $29 of accrued interest	23-Jul-19	162

Common Stock (continued)

	Consideration	Date	# Shares
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,467 of principal and $25 of accrued interest	24-Jul-19	171
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,722 of principal and $21 of accrued interest	25-Jul-19	180
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,022 of principal and $18 of accrued interest	26-Jul-19	189
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,389 of principal and $41 of accrued interest	29-Jul-19	199
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,731 of principal and $10 of accrued interest	30-Jul-19	209
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,855 of principal and $8 of accrued interest	31-Jul-19	220
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,056 of principal and $5 of accrued interest	1-Aug-19	231
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,033 of principal and $3 of accrued interest	3-Aug-19	243
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,759 of accrued interest	5-Aug-19	255
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,721 of accrued interest	6-Aug-19	268
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,997 of accrued interest	7-Aug-19	193
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $229 of principal and $3,529 of accrued interest	8-Aug-19	214
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,123 of principal and $157 of accrued interest	12-Aug-19	300
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,552 of principal and $36 of accrued interest	13-Aug-19	318
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,864 of principal and $32 of accrued interest	14-Aug-19	335
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,132 of principal and $28 of accrued interest	15-Aug-19	350
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,802 of principal and $98 of accrued interest	19-Aug-19	244
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,674 of principal and $22 of accrued interest	20-Aug-19	176
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,089 of principal and $20 of accrued interest	21-Aug-19	268
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,127 of principal and $17 of accrued interest	22-Aug-19	400
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,534 of principal and $13 of accrued interest	23-Aug-19	426
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,846 of principal and $27 of accrued interest	26-Aug-19	448
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $7,030 of principal and $209 of accrued interest	27-Aug-19	471
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $7,603 of accrued interest	28-Aug-19	495
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $7,987 of accrued interest	29-Aug-19	520
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,503 of principal and $1,518 of accrued interest	30-Aug-19	522
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,662 of principal and $141 of accrued interest	3-Sep-19	395
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,997 of principal and $64 of accrued interest	5-Sep-19	555

Common Stock (continued)

	Consideration	Date	# Shares
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,064 of principal and $115 of accrued interest	9-Sep-19	623
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,851 of principal and $25 of accrued interest	10-Sep-19	475
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,549 of principal and $23 of accrued interest	11-Sep-19	475
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,927 of principal and $21 of accrued interest	12-Sep-19	525
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,802 of principal and $18 of accrued interest	13-Sep-19	375
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,055 of principal and $49 of accrued interest	16-Sep-19	725
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,531 of principal and $13 of accrued interest	17-Sep-19	788
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,645 of principal and $18 of accrued interest	19-Sep-19	825
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,647 of principal and $7 of accrued interest	20-Sep-19	870
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,171 of principal and $13 of accrued interest	23-Sep-19	915
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,347 of principal and $2 of accrued interest	24-Sep-19	963
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $248 of principal and $1,546 of accrued interest	25-Sep-19	650
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,633 of accrued interest	26-Sep-19	1,045
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,853 of accrued interest	27-Sep-19	813
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,599 of accrued interest	1-Oct-19	1,140
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,777 of principal and $656 of accrued interest	2-Oct-19	1,068
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,843 of principal and $19 of accrued interest	3-Oct-19	1,255
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,543 of principal and $17 of accrued interest	4-Oct-19	1,123
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,090 of principal and $45 of accrued interest	7-Oct-19	1,375
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,287 of principal and $13 of accrued interest	8-Oct-19	1,448
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,460 of principal and $11 of accrued interest	9-Oct-19	1,523
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,639 of principal and $9 of accrued interest	10-Oct-19	1,600
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,829 of principal and $6 of accrued interest	11-Oct-19	1,683
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,186 of accrued interest	14-Oct-19	1,770
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,160 of accrued interest	15-Oct-19	1,200
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,212 of principal and $18 of accrued interest	16-Oct-19	1,923
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,318 of principal and $1,079 of accrued interest	17-Oct-19	2,023
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,562 of accrued interest	18-Oct-19	930

Common Stock (continued)

	Consideration	Date	# Shares
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,717 of principal and $1,676 of accrued interest	21-Oct-19	2,175
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,374 of principal and $19 of accrued interest	22-Oct-19	2,288
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,158 of principal and $16 of accrued interest	23-Oct-19	2,405
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,319 of principal and $14 of accrued interest	24-Oct-19	2,525
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,486 of principal and $12 of accrued interest	25-Oct-19	2,650
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,989 of principal and $29 of accrued interest	28-Oct-19	2,795
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,167 of principal and $8 of accrued interest	29-Oct-19	2,940
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,331 of principal and $6 of accrued interest	30-Oct-19	3,090
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,506 of principal and $4 of accrued interest	31-Oct-19	3,250
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,952 of principal and $919 of accrued interest	2-Nov-19	3,418
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,003 of accrued interest	4-Nov-19	3,575
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,265 of accrued interest	5-Nov-19	3,775
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,383 of accrued interest	6-Nov-19	3,973
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $977 of principal and $1,528 of accrued interest	14-Nov-19	4,175
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,084 of principal and $76 of accrued interest	18-Nov-19	3,600
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,886 of principal and $35 of accrued interest	20-Nov-19	4,575
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $392 of principal and $1,000 of fees	20-Nov-19	4,350
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,999 of principal and $16 of accrued interest	21-Nov-19	4,800
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,409 of principal and $15 of accrued interest	22-Nov-19	5,050
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,476 of interest and $750 of fees	25-Nov-19	5,300
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,591 of interest and $750 of fees	26-Nov-19	5,575
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $840 of principal and $1,000 of fees	26-Nov-19	5,750
Common stock at issued 55% discount to market per note conversion agreement	Convert a portion of note payable including $2,082 of principal and $750 of fees	27-Nov-19	5,900
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,765 of principal and $2,177 of accrued interest	27-Nov-19	11,766
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,812 of interest and $750 of fees	29-Nov-19	6,100
Common stock at issued 55% discount to market per note conversion agreement	Convert a portion of note payable including $2,646 of principal and $750 of fees	2-Dec-19	7,075
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,213 of interest and $750 of fees	2-Dec-19	4,675
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,148 of interest and $750 of fees	3-Dec-19	6,900

Common Stock (continued)

	Consideration	Date	# Shares
Common stock at issued 55% discount to market per note conversion agreement	Convert a portion of note payable including $2,958 of principal and $750 of fees	3-Dec-19	7,725
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,567 of principal and $2,144 of accrued interest	4-Dec-19	14,518
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,820 of interest and $750 of fees	4-Dec-19	8,500
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $920 of interest and $1,000 of fees	4-Dec-19	8,000
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $670 of principal, $2,990 of interest and $750 of fees	5-Dec-19	10,500
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,859 of principal, $53 of interest and $750 of fees	6-Dec-19	11,100
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,690 of principal and $750 of fees	6-Dec-19	10,750
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $112 of principal and $1,000 of fees	9-Dec-19	4,447
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,002 of principal, $151 of interest and $750 of fees	9-Dec-19	11,674
Common stock at issued 55% discount to market per note conversion agreement	Convert a portion of note payable including $3,298 of principal and $750 of fees	10-Dec-19	12,649
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,591 of principal, $48 of interest and $750 of fees	10-Dec-19	10,449
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,190 of principal, $45 of interest and $750 of fees	10-Dec-19	14,249
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $7,282 of principal and $2,401 of accrued interest	12-Dec-19	24,230
Common stock at issued 55% discount to market per note conversion agreement	Convert a portion of note payable including $4,282 of principal and $750 of fees	12-Dec-19	15,724
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,176 of principal, $84 of interest and $750 of fees	13-Dec-19	10,749
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,028 of principal, $122 of interest and $750 of fees	16-Dec-19	17,499
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,392 of principal, $38 of interest and $750 of fees	17-Dec-19	18,499
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,938 of principal, $35 of interest and $750 of fees	18-Dec-19	19,449
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,386 of principal and $1,472 of accrued interest	18-Dec-19	14,644
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,052 of principal, $169 of interest and $750 of fees	23-Dec-19	21,224
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,380 of principal and $714 of accrued interest	23-Dec-19	35,469
Common stock at issued 55% discount to market per note conversion agreement	Convert a portion of note payable including $2,530 of principal and $750 of fees	23-Dec-19	20,499
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,844 of principal, $519 of interest and $750 of fees	8-Jan-20	22,524
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,500 of principal, $250 of interest and $750 of fees	16-Jan-20	25,000
Common shares issuable upon rounding of shares on reverse split		31-Jan 20	1,700
Number of shares outstanding, January 31, 2020			538,464

Common Stock (continued)

	Consideration	Date	# Shares
Common stock at issued 55% discount to market per note conversion agreement	Convert a portion of note payable including $316 of principal	30-Mar-20	26,300
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,585 of principal and $498 of accrued interest	24-Apr-20	56,061
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,793 of principal and $374 of accrued interest	18-May-20	61,042
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $412 of principal.	10-Jun-20	33,200
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,782 of principal and $405 of accrued interest	17-Jun-20	70,456
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,035 of principal and $474 of accrued interest	25-Jun-20	77,199
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $380 of principal.	6-Jul-20	42,250
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,001 of accrued interest	28-Aug-20	88,938
Common stock at issued 55% discount to market per note conversion agreement	Convert a portion of note payable including $557 of accrued interest	3-Sep-20	24,848
Common stock at issued 55% discount to market per note conversion agreement	Convert a portion of note payable including $358 of interest and $750 of fees	10-Sep-20	49,500
Common stock issued	Repayment of accrued expenses for $18,900	21-Sep-20	45,000
Common stock at issued 50% discount to market per note conversion agreement	Payment of commitment fee on loan for $50,000	13-Oct-20	19,685
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,091 of accrued interest	3-Nov-20	48,701
Common stock issued	Payment of commitment fee on loan for $20,001	17-Nov-20	6,667
Common stock issued	Payment of commitment fee on loan for $43,750	24-Nov-20	17,500
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,000 of principal and $4,397 of accrued interest	31-Dec-20	15,059
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $10,500 of principal and $9,027 of accrued interest	31-Dec-20	31,293
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $50,000	15-Jan-21	25,000
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $50,000	15-Jan-21	25,000
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $100,000	15-Jan-21	50,000
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $100,000	15-Jan-21	50,000
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $50,000	31-Jan-21	25,000

Number of shares outstanding, January 31, 2021			1,427,163

Summary of Common Stock Shares Issued in the Year ended January 31, 2021

During the year ended January 31, 2021, we converted a total of $24,803 of the convertible notes and $19,933 accrued interest and $20,185 of derivative liability into 624,847 common shares. We also issued:  175,000 shares for cash proceeds of $350,000 as part of a REG A subscription, 43,852 shares for $35,060 as commitment fees for loans, and 45,000 shares for $18,900 as payment on accrued expenses , related party.

Summary of Common Stock Shares Issued in the Year ended January 31, 2020:

Conversion of $752,409 in principal of convertible notes payable and $240,035 of accrued interest thereon, $27,850 in fees and $755,253 of derivative liability to 536,613 shares of common stock.

Summary of Class C Preferred Stock Issued in the year ended January 31, 2021:

●   250 shares valued at $9,105 in exchange of debt

●   100 shares to repay Accrued Expenses , Related Party for $11,177

●   150 shares as part of a debt settlement for $20,290

Options and Warrants

We had the following options and warrants outstanding at January 31, 2020:

Issued To	# Warrants	Dated	Expire	Strike Price	Expired	Exercised
Lender	1.4	01/08/2018	01/08/2021	$1,800 per share	Y	N
Lender	950,000	08/28/2020	08/28/2023	$0.40 per share	N	N
Broker	2,500	10/11/2020	10/11/2025	$4.50 per share	N	N
Broker	3.000	11/25/2020	11/25/2025	$3.00 per share	N	N

All of the above transactions our  exempt from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuances and grants did not involve a public offering, the recipients took the shares and options for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients were either (a) “accredited investors” and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Act. No underwriters or agents were involved in the foregoing issuances and the Company paid no underwriting discounts or commissions.

EQUITY COMPENSATION PLAN INFORMATION

The Company has no shareholder approved compensation plans.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations For the Year Ended January 31, 2021 compared to the year ended January 31, 2020

The following table shows our results of operations for the years ended January 31, 2021 and 2020, The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

			Change
	2021	2020	$	%
Total Revenues	$8,171,355	$8,186,214	$(14,859)	0%
Gross Profit	1,460,628	1,911,025	(450,397)	(24%	)
Total Operating Expenses	3,602,462	3,764,289	(161,827)	(4%	)
Total Other Income (Expense)	3,329,010	(2,026,582)	5,355,592	264%
Net Income (Loss)	$1,187,176	$(3,879,846)	$5,067,022	131%

Revenue

The following table shows revenue split between proprietary and third party website revenue for the years ended January 31, 2021 and 2020:

			Change
	2021	2020	$	%
Proprietary website revenue	$4,200,624	$3,246,351	$954,273	29%
Third party website revenue	3,970,731	4,939,863	(969,132)	(20%	)
Total Revenue	$8,171,355	$8,186,214	$(14,859)	0%

We had total revenue of $8,171,355 for the year ended January 31, 2021, compared to $8,186,214 for the year ended January 31, 2020. Sales decreased by $14,859. The decrease was due to orders received and paid for at year end that were unfulfilled due to supply chain issues because of supplier back-orders as a result of the Covid-19 pandemic.  The Company at January 31, 2021 had $687,786 of deferred revenue which represents orders received before January 31, 2021 but delivered after. This will be revenue that the Company recognizes in the first quarter ended April 30, 2021.  Also, the Company had $188,385 in customer deposits which represents orders received before January 31, 2021 but cancelled after. Again the cancellation were due to supplier back order issues. The impact of the supply chain issues represents approximately $876,000 in lost revenue to the Company this fiscal year. We do continue to grow our proprietary website revenues which increased by 29% offset by a reduction in third party website revenue by 20%.

Gross Profit

We had gross profit of $1,460,628 for the year ended January 31, 2021, compared to gross profit of $1,911,025 for the year ended January 31, 2020. Gross profit decreased by $450,397 because cost of revenue was higher due to the Company having to purchase goods at higher product costs from distributers rather than the usual manufacturers due to higher than anticipated demand which manufacturers were not able to meet. This was caused by the supply chain issues mentioned in the previous paragraph.

Operating Expenses

The following table shows our operating expenses for the years ended January 31, 2021 and 2020. Operating expenses decreased to $3,602,462 for the year ended January 31, 2021 from $3,764,289 for the year ended January 31, 2020:

			Change
	2021	2020	$	%
Operating expenses
Depreciation	$25,196	$34,832	$(9,636)	(28%	)
Postage, Shipping and Freight	498,370	453,088	45,282	10%
Marketing and Advertising	112,531	204,945	(92,414)	(45%	)
E Commerce Services, Commissions and Fees	887,274	763,182	124,092	16%
Operating Lease Cost	121,917	117,841	4,076	3%
Personnel Costs	1,128,652	1,274,894	(146,242)	(11%	)
General and Administrative	828,522	915,507	(86,985)	(10%	)
Total Operating Expenses	$3,602,462	$3,764,289	$(161,827)	(4%	)

•   Depreciation decreased by $9,636 due to asset disposals in 2021, thus a lower asset value is being depreciated.

•   Postage shipping and freight increased by $45,282 due to higher sales.

•   Marketing and advertising decreased by $92,414 due to lesser promotional efforts related to the pandemic.

•   E Commerce Services, Commissions and Fees increased by $124,092 due to higher sales.

•   Operating Lease Cost increased slightly by $4,076 or 3%.

•   Personnel Costs decreased by $146,242 due to staff reduction during the first few months of the pandemic.

•   General and Administrative decreased by $86,985 mainly due cost reductions during the pandemic. Large reductions in travel and general office expenses were offset by increases in professional fees, investor relations and marketing.

Other Income (Expense)

The following table shows our other income and expenses for the years ended January 31, 2021 and 2020:

			Change
	2021	2020	$	%
Other Income (Expense)
Gain (Loss) on Sale of Property and Equipment	$464	$16,295	$(15,831)	(97%	)
Gain (Loss) on Derivatives	(828,614)	(180,552)	(648,062)	359%
Gain on Settlement of Debt	5,060,704	67,623	4,993,081	7384%
Amortization of Debt Discount	(335,004)	(800,159)	465,155	(58%	)
Interest Expense	(568,541)	(1,129,789)	561,248	(50%	)
Total Other Income (Expense)	$3,329,010	$(2,026,582)	$5,355,592	264%

The results of the year ended January 31, 2021 resulted in other income of $ 3,329,010 vs other expense of 2,026,582 for the year ended January 31, 2020.  There were debt settlements and exchanges which resulted in the increase in gain on settlement of debt and lower interest expense. Fair value of derivatives was largely affected by the increase in the market price of our common stock during the current period as well as the significant reduction in convertible debt.

We had net income of $1,187,176 for the year ended January 31, 2021, compared to a net loss of $3,879,846 for the year ended January 31, 2020 due mainly to the gain on debt settlement and other factors mentioned above.

Liquidity and Capital Resources

As of January 31, 2021, we had cash and cash equivalents of $277,664 of cash, $323,411 of inventory and total current liabilities of $5,059,138. We had negative working capital of $4,344,055 as of January 31, 2021.

Net cash (used in) operations for the year ended January 31, 2021 was $(859,821) compared to $(1,154,311) for the year ended January 31, 2020.

Net cash provided from investing activities for the year ended January 31, 2021 was $9,750 compared to $109,080 for the year ended January 31, 2020.

Cash provided by financing activities for the year ended January 31, 2021 was $965,611 compared to $1,147,954 for the year ended January 31, 2020. In both years the cash provided from financing activities was from the net proceeds of notes payable and short term debt and in 2021 additionally the proceeds from the issuance of common shares and PPP loan.

Subsequent to year end, through the date of filing of this Form 10-K, then company issued 993,750 common shares for proceeds of $1,987,500 as part of a Regulation A subscription.

We borrowed funds and/or sold stock for working capital.  These transactions are detailed in the section “Recent Sales of Unregistered Securities”.

Currently, we don’t have sufficient cash reserves to meet its contractual obligations and its ongoing monthly expenses, which we anticipate totaling approximately $4,000,000 over the next 12 months.  Historically, revenues have not been sufficient to cover operating costs that would permit us to continue as a going concern. These conditions raise substantial doubt about our ability to continue as a going concern. We have been able to continue operating to date largely from loans made by its shareholders, other debt financings and sale of common stock.  We are currently looking at both short-term and more permanent financing opportunities, including debt or equity funding, bridge or short-term loans, and/or traditional bank funding, but we have not decided on any specific path moving forward.  Until we have raised sufficient funding to pay our ongoing expenses associated with being a public company, and we have sufficient funds to support our planned operations, we can provide no assurances that it will be able to meet its short and long-term liquidity needs, until necessary financing is secured.

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

Disaggregation of Revenue: Channel Revenue

The following table shows revenue split between proprietary and third party website revenue for the years ended January 31, 2021 and 2020:

			Change
	2021	2020	$	%
Proprietary website revenue	$4,200,624	$3,246,351	$954,273	29%
Third party website revenue	3,970,731	4,939,863	(969,132)	(20%	)
Total Revenue	$8,171,355	$8,186,214	$(14,859)	0%

The Company’s performance obligations are satisfied at the point in time when products are received by the customer, which is when the customer has title and obtained the significant risks and rewards of ownership. Therefore, the Company’s contracts have a single performance obligation (shipment of product). The Company primarily receives fixed consideration for sales of product. Shipping and handling amounts paid by customers are primarily for online orders and are included in revenue. Sales tax and other similar taxes are excluded from revenue.

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

As of January 31, 2021 and 2020, the Company’s derivative liabilities were measured at fair value using Level 3 inputs.  See Note 9.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of January 31, 2021:

	January 31, 2021	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities – embedded redemption feature	$213,741	$—	$—	$213,741
Totals	$213,741	$—	$—	$213,741

Derivative Liability

The derivative liabilities are valued as a level 3 input under the fair value hierarchy for valuing financial instruments. The derivatives arise from convertible debt where the debt and accrued interest is convertible into common stock at variable conversion prices and reclassification of equity instrument to liability due to insufficient shares for issuance. As the price of the common stock varies, it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date. When evaluating the effect of the issuance of new equity-linked or equity-settled instruments on previously issued instruments, the Company uses first-in, first-out method (“FIFO”) where authorized and unused shares would first be used to satisfy the earliest issued equity-linked instruments. As of January 31, 2021, warrants to purchase 0 common shares (583 shares before the reverse split of 2/25/2020 issued in July 2014 were not classified as derivative liability while the remaining warrants outstanding were classified as derivative liability based on the FIFO method.

The fair value of the derivative liability is determined using a lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, historical stock price volatility, the expected term, and both high risk and the risk-free interest rate. The most sensitive inputs to the model are for expected time for the holder to convert or be repaid and the estimated historical volatility of the Company’s common stock.  However, because the historical volatility of the Company’s common stock is so high, the sensitivity required to change the liability by 1% as of January 31, 2020 is greater than 25% change in historical volatility as of that date.  The other inputs, such as risk free rate, high yield cash rate and stock price all have a sensitivity for a 1% change in the input variable results in a significantly less than 1% change in the calculated derivative liability.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8.  Financial Statements and Supplementary Data.

The Company’s consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of January 31, 2021 and 2020 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended have been audited by independent registered public accounting firm L J Soldinger Associates, LLC.. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

Item 9.  Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

Evaluation of Disclosure on Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2021. This evaluation was accomplished under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) who concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure.

We have identified the following material weaknesses and significant deficiencies:

Material weaknesses

•	The failure of the Company to adequately invest the resources necessary to properly account for and report upon its financial position and results of operations under the requirements of US GAAP.

•

The Company incorrectly records revenue in its accounting systems at the time of the customer’s order. Under ASC 606 “Revenue From Contracts With Customers”, revenue is recognized when the Company’s performance obligation is satisfied at the point in time when the product is received by the customer.

Significant deficiencies

•	The Company provided unreconciled data on it’s debt to the third party derivative valuation specialist which resulted in a significant adjustment to the financials to correct this issue.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Internal Control—Integrated Framework) at January 31, 2021. Based on its evaluation, our management concluded that, as of January 31, 2021, our internal control over financial reporting was not effective because of limited staff and a need for a full time chief financial officer and the identification of the material weaknesses described above.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Name	Age	Position	Date First Appointed/ Elected To the Company
Timothy Armes	66	Chairman, Chief Executive Officer, President, Secretary and Treasurer and President and Chief Executive Officer of The 4LESS Group, Inc.	August 2011

Chris Davenport	51	President of Autoparts4less	October 2013

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

Director Qualifications:

We believe that Mr. Armes is well qualified to serve as a Director of the Company because of his significant experience working with and building Nurses Lounge (which since November 2010 has been our wholly-owned operating subsidiary); his prior experience growing Jobs.com, and his financial and accounting background.

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

Corporate Governance

We promote accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that we file with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations.

In lieu of an Audit Committee, our Board of Directors (currently consisting solely of Timothy Armes), is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of our financial statements and other services provided by our independent public accountants. The Board of Directors reviews our internal accounting controls, practices and policies.

Committees of the Board

We do not currently does not have nominating, compensation, or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. The Board of Directors believes that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the sole director.

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

Board Meetings and Annual Meeting

During the fiscal year ended January 31, 2021, our Board of Directors (currently consisting solely of Timothy Armes) did not meet or hold any formal meetings.  We did not hold an annual meeting in the year ended January 31, 2021.  In the absence of formal board meetings, the Board conducted all of its business and approved all corporate actions during the fiscal year ended January 31, 2021 by the unanimous written consent of its sole director.

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

Shareholder Proposals

We do have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The sole director believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Chief Executive Officer, at the address appearing on the first page of this report.

Item 11.  Executive Compensation.

Summary Compensation Table

The table below summarizes the total compensation paid or earned by our Chief Executive Officer and Chief Financial Officer during the fiscal years ended January 31, 2021 and 2020.  We did not have any executive officers who received total compensation in excess of $100,000 during the fiscal years disclosed below, other than disclosed below.

Name and principal position (1)	Year	Salary*	Bonus	Stock Awards	Option Awards	All other compensation*	Total compensation

Timothy Armes	2021	$91,701	—	—	—	—	$91,701
CEO, President, Treasurer, Secretary and Director (1)	2020	$79,414	—	—	—	—	$79,414

Christopher Davenport	2021	$550,200	—	—	—	—	$550,200
President Autoparts4Less	2020	$332,701	—	—	—	—	$332,701

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

(1)

No executive or director received any consideration, separate from the compensation they received as an executive officer, for service on the Board of Directors of the Company during the periods disclosed.

Grants of Plan-Based Awards.  None.

Outstanding Equity Awards at Fiscal Year End.  None.

Potential Payments upon Termination or Change in Control

We do not have any contract, agreement, plan or arrangement with its named executive officers that provides for payments to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in our control, or a change in the named executive officer’s responsibilities following a change in control.

Retirement Plans

We do not have any plan that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement.

Compensation of Directors

In the past, we have not instituted a policy of compensating non-management directors. However, we plans to use stock-based compensation to attract and retain qualified candidates to serve on its Board of Directors. In setting director compensation, we will consider the significant amount of time that directors expend in fulfilling their duties to us, as well as the skill-level that we require.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our voting common stock, as of May 3, 2021, by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (ii) each of our officers and directors (provided that Mr. Armes currently serves as our sole director); and (iii) all of our officers and directors as a group.

Based on information available to us, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date of this filing are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage of ownership of any other person. The following table is based on 1,427,163 common shares issued and outstanding as of January 31, 2021 reflecting the reverse splits.

COMMON STOCK

	Beneficial Owner	Address	Shares	Percent Ownership

Common Stock	Timothy Armes Chairman / CEO President, Secretary, CFO	106 W Mayflower, Las Vegas, Nevada 89030	45,002	3.15%

Common Stock	Chris Davenport Founder and President Autoparts4Less	106 W Mayflower, Las Vegas, Nevada 89030	—	0.00%

	All Officers and Directors as a Group (2 Persons)		45,002	3.15%

	Greater than 5% Shareholders		—	—

The following table is based on 0 shares of Series A Preferred Shares outstanding, 20,000 of Series B Preferred Shares outstanding, 7,250 shares of Series C Preferred Shares outstanding and 870 shares of Series D Preferred shares outstanding as of May 5, 2020.

PREFERRED STOCK

	Beneficial Owner	Address	Class	Shares	Percent Ownership

Preferred Stock	Timothy Armes Chairman / CEO President, Secretary, CFO	106 W Mayflower, Las Vegas, Nevada 89030	Pref A Pref B Pref C Pref D	0 1,000 100 120	0.00% 5.00% 1.38% 13.79%

Preferred Stock	Chris Davenport Founder and President of Autoparrts4Less	106 W Mayflower, Las Vegas, Nevada 89030	Pref A Pref B Pref C Pref D	0 17,100 6,075 675	0.00% 90.00% 83.80% 77.58%

	All Officers and Directors as a Group (2 Persons)		Pref A Pref B Pref C Pref D	0 18,100 6,175 795	0.00% 90.50% 85.18% 91.38%

	Greater than 5% Shareholders		Pref A Pref B Pref C Pref D	0 1,900 1,075 75	0.00% 9.50% 14.82% 8.62%

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

As a result of the acquisition of the 4Less Corp in November 2018 and disposition of Nurses Lounge in December of 2018, Mr. Armes canceled 100 million shares (16,666 post split) of his approximate 129,628,000 common shares he owned (21,604 post split). Along with the cancellation of his common stock and a verbal agreement to stay on as our President, CEO and Chairman of the Board. Mr. Armes received 120 shares of Series D Preferred stock, maintained his 1,000 shares of Series B Preferred stock, received 100 Class C preferred shares (during the year ended January 31, 2021) and a payable to Mr. Armes representing $180,000 of deferred income of which a balance of $ 125,673 remains payable at January 31, 2021.

As part of the acquisition of the 4Less Corp., Christopher Davenport, the founder and president of The 4Less Corp, received 17,100 shares of Series B Preferred Stock representing approximately 89% of the 20,000 Series B Preferred stock outstanding, 6,075 shares of Series C Preferred stock outstanding which can be converted into approximately 60% of our outstanding common stock and 675 shares of Series D Preferred stock.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we had not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, director(s) and significant stockholders. However, we make it a practice of having our Board of Directors (currently consisting solely of Mr. Armes) approve and ratify all related party transactions. In connection with such approval and ratification, our Board of Directors takes into account several factors, including their fiduciary duties to us; the relationships of the related parties to us; the material facts underlying each transaction; the anticipated benefits to us and related costs associated with such benefits; whether comparable products or services are available; and the terms we could receive from an unrelated third party.

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

Item 14.  Principal Accounting Fees and Services.

(1) Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant’s annual financial statements and review of the financial statements included in the registrant’s Form 10-K and Form 10-Q(s) for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for fiscal year 2021 was approximately $145,278, for audit and 10-Q fees.

(2) Audit Related Fees

None.

(3) Tax Fees

$4,720

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

Date: May 14, 2021

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

*   Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of The 4 Less Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The 4 Less Group, Inc. (the “Company”) as of January 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two years ended January 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two years ended January 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully explained in Note 2, which includes management’s plans in regards to this uncertainty, the Company has a negative working capital of $4.3 million and an accumulated deficit of $20.4 million and stockholders’ deficit of $6.1 million as of and for the year ended January 31, 2021, and therefore there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter Description – Embedded Conversion Feature

The Company has numerous notes payable from prior years which were settled or converted, and several new notes in the current year with conversions rates that are determined by the closing bid price on the day preceding the conversion date.  This and other factors require the embedded conversion feature to be bifurcated and evaluated at each reporting period.  Calculations and accounting for the notes payable and embedded conversion features require management’s judgments related to initial and subsequent recognition of the debt and related conversions features, use of a valuation model, and determination of the appropriate inputs used in the selected valuation model.

Critical Audit Matter Determination

The embedded conversion features and resulting derivative liability is a highly complex area of accounting with significant impact on the liabilities, additional paid in capital and statement of operations of the Company.  It takes a high degree of training to understand and recognize the accounting implications of the conversion features and to understand the assumptions and impact of the specific assumptions on the valuation model used in the calculation of the derivative liability.

Critical Audit Matter Audit Procedures

Our audit procedures related to evaluating the Company’s accounting for the convertible note payables with embedded derivatives, warrants issued with the debt, accrued interest and the related derivative liability were as follows:

-	We read the various instruments, identified the embedded conversion feature, confirmed the amount of the outstanding debt, and recalculated the accrued interest.

-	We assessed the credentials and reputation of the outside firm retained by the Company who performed the calculation of the derivative liabilities.

-	We reviewed the assumptions used to calculate the derivative liabilities at the balance sheet date and various conversion and settlement dates and the related accounting entries.

-	We performed independent calculations on a test basis of specific derivatives to evaluate the model used in calculating the derivatives at various measurement dates.

Critical Audit Matter Relevant Financial Statement Disclosures

-

We read the Company’s disclosures related to the derivative liabilities and changes during the year as a result of mark to market, conversion of debt and settlement of debt activity to ensure the changes were properly accounted for and fully disclosed in the financial statements.

Critical Audit Matter Description – Going Concern

As discussed in both Note 2 to the consolidated financial statements and above, the Company has incurred significant losses since inception, and has an accumulated deficit of approximately $20.4 million and a working deficit of $4.3 million as of January 31, 2021.

Critical Audit Matter Determination

The following items were considered in determining that a going concern was a critical audit matter.

-	Significant losses and negative working capital and lack of liquidity

-	We also took into consideration the Company’s need to raise additional debt and equity financing over the next twelve months

Critical Audit Matter Audit Procedures

We reviewed the Company’s negative cash flows from operations

We noted the negative working capital and continued losses

We noted subsequent events and proceeds from the ongoing Tier II Regulation A offering proceeds received as of the date of our opinion

We compared subsequent funding from the Tier II Regulation A offering to the estimated cash flows required to continue operations for the year subsequent to the date of our report.

Critical Audit Matter Relevant Financial Statement Disclosures

We reviewed the completeness of the Company’s Going Concern footnote and the details of the Company’s plans to continue operations for the next twelve months and management’s disclosure as noted above that there is substantial doubt about the Company’s ability to continue as a going concern.

/s/ L J Soldinger Associates, LLC

We have served as the Company’s auditor since 2019.

Deer Park, Illinois

May 14, 2021

THE 4LESS GROUP, INC.

Consolidated Balance Sheets

January 31, 2021 and 2020

	January 31, 2021	January 31, 2020
Assets
Current Assets
Cash and Cash Equivalents	$277,664	$162,124
Share proceeds receivable	100,000	—
Inventory	323,411	371,896
Prepaid Expenses	11,859	8,106
Other Current Assets	2,149	1,059
Total Current Assets	715,083	543,185
Operating Lease Assets	344,413	483,193
Property and Equipment, net of accumulated depreciation of $88,823 and $64,091	80,027	114,509

Total Assets	$1,139,523	$1,140,887

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$869,765	$534,442
Accrued Expenses	1,382,839	1,709,797
Accrued Expenses – Related Party	106,173	155,750
Customer Deposits	188,385	—
Deferred Revenue	687,766	—
Short-Term Debt	716,142	609,491
Current Operating Lease Liability	90,286	101,984
Short-Term Convertible Debt, net of debt discount of $309,317 and $689,176	336,683	2,286,896
Derivative Liabilities	213,741	2,611,125
PPP Loan-current portion	43,294	—
Current Portion – Long-Term Debt	424,064	4,166
Total Current Liabilities	5,059,138	8,013,651

Non-Current Lease Liability	244,049	365,085
PPP Loan -long term portion	166,153	—
Long-Term Debt	890,373	11,940

Total Liabilities	6,359,713	8,390,676

Commitments and Contingencies
Redeemable Preferred Stock
Series D Preferred Stock, $0.001 par value, 870 shares authorized, 870 and 870 shares issued and outstanding	870,000	870,000

Stockholders’ Deficit
Preferred Stock – Series A, $0.001 par value, 330,000 shares authorized, 0 and 0 shares issued and outstanding	—	—
Preferred Stock – Series B, $0.001 par value, 20,000 shares authorized, 20,000 and 20,000 shares issued and outstanding	20	20
Preferred Stock – Series C, $0.001 par value, 7,250 shares authorized, 7,250 and 6,750 shares issued and outstanding	7	7
Common Stock, $0.000001 par value, 15,000,000 shares authorized, 1,427,163 and 538,464 shares issued, issuable and outstanding	1	1
Additional Paid In Capital	14,291,759	13,449,336
Accumulated Deficit	(20,381,977)	(21,569,153)
Total Stockholders’ Deficit	(6,090,190)	(8,119,789)

Total Liabilities and Stockholders’ Deficit	$1,139,523	$1,140,887

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Consolidated Statements of Operations

For the Years Ended January 31, 2021 and 2020

	2021	2020
Revenue,,net	$8,171,355	$8,186,214

Cost of Revenue	6,710,727	6,275,189

Gross Profit	1,460,628	1,911,025

Operating Expenses:
Depreciation	25,196	34,832
Postage, Shipping and Freight	498,370	453,088
Marketing and Advertising	112,531	204,945
E Commerce Services, Commissions and Fees	887,274	763,182
Operating lease cost	121,917	117,841
Personnel Costs	1,128,652	1,274,894
General and Administrative	828,522	915,507
Total Operating Expenses	3,602,462	3,764,289

Net Operating Loss	(2,141,834)	(1,853,264)

Other Income (Expense)
Gain (loss) on Sale of Property and Equipment	464	16,295
Gain (Loss) on Derivatives	(828,614)	(180,552)
Gain on Settlement of Debt	5,060,704	67,623
Amortization of Debt Discount	(335,004)	(800,159)
Interest Expense	(568,540)	(1,129,789)
Total Other Income (Expense)	3,329,010	(2,026,582)

Net Income (Loss)	$1,187,176	$(3,879,846)

Basic Weighted Average Shares Outstanding	1,084,324	86,542
Basic Income (Loss) per Share	$1.09	$(44.83)
Diluted Weighted Average Shares Outstanding	6,070,030	86,542
Diluted (Loss) per Share	$(0.37)	$(44.83)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Consolidated Statements of Shareholder’s Deficit

For the Years Ended January 31, 2021 and 2020

	Preferred Series A		Preferred Series B		Preferred Series C		Common Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total

January 31, 2019	—	$—	20,000	$20	6,750	$7	151	$—	$11,694,325	$(17,689,307)	$(5,994,955)

Conversion of Notes Payable to Common Stock	—	—	—	—	—	—	536,613	1	992,443	—	992,444

Derivative Liability Reclassified as Equity Upon Conversion of notes	—	—	—	—	—	—	—	—	755,253	—	755,253

Common Stock Adjustments for Reverse Splits	—	—	—	—	—	—	1,700	—	7,315	—	7,315

Net (Loss)	—	—	—	—	—	—	—	—	—	(3,879,846)	(3,879,846)

January 31, 2020	—	$—	20,000	$20	6,750	$7	538,464	$1	$13,449,336	$(21,569,153)	$(8,119,789)

Conversion of Notes Payable and Accrued Interest to Common Stock	—	—	—	—	—	—	624,847	—	44,736	—	44,736

Derivative Liability Reclassified as Equity Upon Conversion of notes	—	—	—	—	—	—	—	—	20,185	—	20,185

Issuance of Class C Shares In Exchange of Debt	—	—	—	—	250	—	—	—	9,105	—	9,105

Issuance of Class C Shares to Repay Accrued Expenses Related Party	—	—	—	—	100	—	—	—	11,177	—	11,177

Issuance of Class C Shares as Part of Debt Settlement	—	—	—	—	150	—	—	—	20,290	—	20,290

Issuance of Common Shares in Reg A Offering	—	—	—	—	—	—	175,000	—	350,000	—	350,000

Issuance of Common Shares as fees for loans	—	—	—	—	—	—	43,852	—	35,060	—	35,060

Issuance of 5500 Warrants for Broker’s fees	—	—	—	—	—	—	—	—	13,470	—	13,470

Issuance of Common Shares to Repay Accrued Expenses Related Party	—	—	—	—	—	—	45,000	—	18,900	—	18,900

Issuance of 950,000 Warrants as Part of Debt Settlement	—	—	—	—	—	—	—	—	351,500	—	351,500

Legal costs of Reg A subscription	—	—	—	—	—	—	—	—	(32,000)	—	(32,000)

Net (Loss)	—	—	—	—	—	—	—	—	—	1,187,176	1,187,176

January 31, 2021	—	$—	20,000	$20	7,250	$7	1,427,163	$1	$14,291,759	$(20,381,977)	$(6,090,190)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Consolidated Statements of Cash Flows

For the Years Ended January 31, 2021 and 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,187,176	$(3,879,846)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	25,196	34,832
Loss (Gain ) in Fair Value on Derivative Liabilities	828,614	180,552
Amortization of Debt Discount	335,004	800,159
Interest Expense related to Derivative Liability in Excess of Fair Value	—	96,981
Loan Penalties Capitalized to Loan	3,394	482,709
Original Issue Discount on Short-Term Convertible Notes Expensed to Interest	55,000	73,675
Stock Based Payment of Broker’s Fees	13,470	—
Gain on Settlement of Debt	(5,060,704)	(67,623)
Gain on sale of Property	(464)	(16,295)
Change in Operating Assets and Liabilities:
Decrease (Increase) in Inventory	48,484	(78,515)
Decrease (Increase) in Prepaid Rent and Expenses	2,743	89,394
(increase) Decrease in Other Current Assets	(1,091)	2,600
Increase in Accounts Payable	344,175	301,907
Increase (Decrease) in Accrued Expenses – Related Party	—	(24,250)
Increase in Accrued Expenses	483,031	849,409
Increase in Customer Deposits	188,385	—
Increase in Deferred Revenue	687,766	—
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(859,821)	(1,154,311)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	—	(16,742)
Disposal of Property and Equipment	9,750	125,822
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	9,750	109,080

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Shares	250,000	—
Proceeds from Short Term Debt	635,000	1,549,980
Payments on Short Term Debt	(471,920)	(1,320,001)
Proceeds on PPP Loan	209,447	—
Payments on Long Term Debt	(3,837)	(40,275)
Payments on Accrued Expenses -Related Party	(19,500)	—
Legal Costs of Reg A Subscription	(32,000)	—
Proceeds from Convertible Notes Payable	432,750	958,250
Payments on Convertible Notes Payable	(34,329)	—
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	965,611	1,147,954

NET INCREASE IN CASH	115,540	102,723

CASH AT BEGINNING OF PERIOD	162,124	59,401

CASH AT END OF PERIOD	$277,664	$162,124

Supplemental Disclosure of Cash Flows Information:
Cash Paid for Interest	$74,244	$89,934
Operating Lease Liability to Operating Lease Asset	$—	$89,942
Accrued Interest Transferred to Note Balances	$—	$55,168
Derivative Debt Discount	$264,487	$1,077,844
Convertible Notes Interest and Derivatives Converted to Common Stock	$64,921	$1,770,048
Stock Issued to Related Party in Payment of Accrued Expenses	$30,077	$—
Issuance of Common Shares for Subscription Receivable	$100,000	$—
Original Issue Discount	$52,000	$—
Allocated Value of Common Shares Issued As Fees for Loans	$35,060	$—
Operating Lease Asset to Operating Lease Liability	$39,494	$—

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Notes to Consolidated Financial Statements

January 31, 2021 and 2020

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

Principles of Consolidation

The financial statements include the accounts of The 4LESS Group, Inc. as well as Auto Parts 4Less, Inc. (formerly The 4LESS Corp.) and JBJ Wholesale LLC.  All significant inter-company transactions have been eliminated.  All amounts are presented in U.S. Dollars unless otherwise stated.

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

Concentrations

Cost of Goods Sold

For the year ended January 31, 2021 the Company purchased approximately 57% of its inventory and items available for sale from third parties from three vendors. As of January 31, 2021, the net amount due to the vendors included in accounts payable was $599,072.  For the year ended January 31, 2020, the Company purchased approximately 59% of its inventory and items available for sale from third parties from three third-party vendors. As of January 31, 2020, the net amount due to these vendors included in accounts payable was $369,592. The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. ASC 740, Accounting for Income Taxes requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. The Company’s gross deferred tax assets were revalued based on the reduction in the federal statutory tax rate from 35% to 21%. A corresponding offset has been made to the valuation allowance, and any potential other taxes arising due to the Tax Act will result in reductions to the Company’s net operating loss carryforward and valuation allowance. The Company will continue to analyze the Tax Act to assess its full effects on the Company’s financial results, including disclosures, for the Company’s fiscal year ending January 31, 2021, but the Company does not expect the Tax Act to have a material impact on the Company’s consolidated financial statements.

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

As of January 31, 2021 and 2020, the Company’s derivative liabilities were measured at fair value using Level 3 inputs.  See Note 10.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of January 31, 2021and January 31, 2020:

	January 31, 2021	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities – embedded redemption feature	$213,741	$—	$—	$213,741
Totals	$213,741	$—	$—	$213,741

	January 31, 2020	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities – embedded redemption feature	$2,611,125	$—	$—	$2,611,125
Totals	$2,611,125	$—	$—	$2,611,125

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

The fair value of the derivative liability is determined using a lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, historical stock price volatility, the expected term, and both high risk and the risk-free interest rate. The most sensitive inputs to the model are for expected time for the holder to convert or be repaid and the estimated historical volatility of the Company’s common stock.  However, because the historical volatility of the Company’s common stock is so high (see Note 10), the sensitivity required to change the liability by 1% as of January 31, 2021 is greater than 25% change in historical volatility as of that date.  The other inputs, such as risk free rate, high yield cash rate and stock price all have a sensitivity for a 1% change in the input variable results in a significantly less than 1% change in the calculated derivative liability.

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

Disaggregation of Revenue: Channel Revenue

The following table shows revenue split between proprietary and third party website revenue for the years ended January 31, 2021 and 2020:

			Change
	2021	2020	$	%
Proprietary website revenue	$4,200,624	$3,246,351	$954,273	29%
Third party website revenue	3,970,731	4,939,863	(969,132)	(20%	)
Total Revenue	$8,171,355	$8,186,214	$(14,859)	0%

The Company’s performance obligations are satisfied at the point in time when products are received by the customer, which is when the customer has title and obtained the significant risks and rewards of ownership. Therefore, the Company’s contracts have a single performance obligation (shipment of product). The Company primarily receives fixed consideration for sales of product. Shipping and handling amounts paid by customers are primarily for online orders and are included in revenue. Sales tax and other similar taxes are excluded from revenue.

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

Earnings (Loss) per Common Share

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

NOTE 2 – GOING CONCERN AND FINANCIAL POSITION

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $20,381,977 as of January 31, 2021 and has a working capital deficit at January 31, 2021 of $4,344,055. As of January 31, 2021, the Company only had cash and cash equivalents of $277,664 and approximately $151,000 of short-term debt in default. The short-term debt agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. While the Company has continued to grow its revenues, at this time, the three months ended July 31, 2020 was only the first quarter the Company was able to achieve profitability from operations prior to interest and other expenses.  While the Company believes it will continue to build on the results achieved in that quarter, our current liquidity position raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – PROPERTY

The Company capitalizes all property purchases over $1,000 and depreciates the assets on a straight-line basis over their useful lives of 3 years for computers and 7 years for all other assets. Property consists of the following at January 31, 2021 and 2020:

	2021	2020
Office furniture, fixtures and equipment	$85,413	$95,163
Shop equipment	43,004	43,004
Vehicles	40,433	40,433
Sub-total	168,850	178,600
Less: Accumulated depreciation	(88,823)	(64,091)
Total Property	$80,027	$114,509

Additions to fixed assets were $0 and $16,742 for the years ended January 31, 2021 and January 2020, respectively.

Office equipment having a cost of $9,750 and a net book value of $9,286 was disposed of during the year ended January 31, 2021. Proceeds received of $9,750 and a gain on sale of property and equipment of $464 were recorded.

During the year ended January 31, 2020 the company disposed of property having a cost of $144,662 and a net book value of $109,527 for proceeds of $125,822. The company recorded a gain on sale of property and equipment of $16,295.

Depreciation expense was $25,196 and $34,832 for the twelve months ended January 31, 2021 and January 2020, respectively.

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

Below is a summary of our lease assets and liabilities at January 31, 2021 and January 31, 2020.

Leases	Classification	January 31, 2021	January 31, 2020
Assets
Operating	Operating Lease Assets	$344,413	$483,193
Liabilities
Current
Operating	Current Operating Lease Liability	$90,286	$101,984
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	244,049	365,085
Total lease liabilities		$334,335	$467,069

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

Effective February 29 ,2020 the Company and landlord terminated the September 2019 lease with an annual rent of $15,480, a 3 year term an 1 year renewal. There were no costs associated with the termination. The Company eliminated the operating lease asset and operating lease liability at termination which was $45,032. (see Note 13)

Operating lease cost was $121,917 and $117,841 for both the twelve months ended January 31, 2021 and January 31, 2020, respectively.

NOTE 5 – CUSTOMER DEPOSITS

The Company receives payments from customers on orders prior to shipment. At January 31, 2021 the Company had received $188,385 (January 31, 2020- $0) in customer deposits for orders that were unfulfilled at January 31, 2021and canceled subsequent to year end. The orders were unfulfilled at January 31, 2021 because of supply chain issues due to supplier back-orders because of the Covid-19 pandemic. The deposits were returned to the customers subsequent to January 31, 2021.

NOTE 6 – DEFERRED REVENUE

The Company receives payments from customers on orders prior to shipment. At January 31, 2021 the Company had received $687,766 (January 31, 2020- $0) in customer payments for orders that were unfulfilled at January 31, 2021 and delivered subsequent to year end. The orders were unfulfilled at January 31, 2021 because of supply chain issues due to supplier back-orders because of the Covid-19 pandemic.

NOTE 7 – PPP LOAN

On May 2, 2020 the Company entered into a Paycheck Protection Promissory (PPP) Note Agreement whereby the lender would advance proceeds of $209,447 at a fixed rate of 1% per annum and a August 2, 2023 maturity. The loan is repayable in monthly instalments of $8,818 commencing September 2, 2021 and continuing on the second day of every month thereafter until maturity when any remaining principal and interest are due and payable. At January 31, 2021 the loan is classified as $43,294 current and $166,153 long-term. The Company used the proceeds of this loans for working capital and the Company intends to use these proceeds in a manner consistent with obtaining loan forgiveness.

NOTE 8 – SHORT-TERM AND LONG-TERM DEBT

The components of the Company’s short-term and long term debt as of January 31, 2021 and 2020 were as follows:

	January 31, 2021		January 31, 2020
Working Capital Note Payable - $ 200,000 dated October 25, 2019, repayment of 10% of all eBay sales proceeds until paid in full, minimum payment of $20,417, fees of $4,173 effective interest rate of 7%(4), maturing January 25, 2020(4) , repaid in full February 5, 2020	$—		$6,978
Loan dated October 8, 2019, and revised February 29, 2020 and November 10, 2020 repayable June 30, 2022 with an additional interest payment of $20,000(2)	102,168	#	63,635
Loan dated October 14, 2019, repayable in average monthly installments of $11,200, maturing April 14, 2020, interest and fees $7,200, effective interest 35.50% per annum(4)(5) repaid in full at maturity	—		30,000
SFS Funding Loan, original loan of $389,980 January 8, 2020, 24% interest, weekly payments of $6,006, maturing April 7, 2021(5)	161,227	*	371,963
Forklift Note Payable, original note of $20,433 Sept 26, 2018, 6.23% interest, 60 monthly payments of $394.54 ending August 2023(1)	12,269	#	16,106
Demand loan - $122,000 dated August 19, 2019 25% interest, 5% fee on outstanding balance(4)(6)	—		122,000
Demand loan - $5,000 dated February 1, 2020, 15% interest, 5% fee on outstanding balance	5,000	*	—
Demand loan - $2,500, dated March 8, 2019, 25% interest, 5% fee on outstanding balance	2,500	*	2,500
Demand loan - $65,500 dated February 27, 2019, 25% interest, 5% fee on outstanding balance, Secured by the general assets of the Company	12,415	*	12,415
Promissory note -$60,000 dated September 18, 2020 maturing September 18, 2021, including $5,000 original issue discount, 15% compounded interest payable monthly	60,000	*	—
Promissory note -$425,000 dated August 28, 2020, including $50,000 original issue discount, 15% compounded interest payable monthly. The notes matures when the Company receives proceeds through a financing event of $850,000 plus accrued interest on the note.(7)	425,000	*	—
Promissory note -$1,200,000 dated August 28, 2020, maturing August 28, 2022, 12% interest payable monthly with the first six months interest deferred until the 6th month and added to principal .(8)	1,200,000	#	—
Promissory note -$50,000 dated August 31, 2020, maturing February 28, 2021, 10% interest payable at maturity	50,000	*	—
Total	$2,030,579		$625,597

	January 31, 2021	January 31, 2020
Short-Term Debt	$716,142	$609,491
Current Portion of Long-Term Debt	424,064	4,166
Long-Term Debt	890,373	11,940
	$2,030,579	$625,597

__________

*	Short-term loans.
#	Long-term loans of $12,269 including current portion of $4,064.
$102,168 including current portion of $0.
$1,200,000 including current portion of $420,000.
(1)	Secured by equipment having a net book value of $15,293 and $12,379 at January 31, 2021 and 2020, respectively.
(2)

On November 10, 2020 the Company amended the agreement extending the maturity to June 30, 2022 from April 8, 2021 and changing monthly payments to $0 from $5,705 and interest rate from 13% to a $20,000 lump sum payable at maturity.

(3)	The Company has pledged a security interest on all accounts receivable and banks accounts of the Company.
(4)	The Company has pledged a security interest on all assets of the Company.
(5)	The amounts due under the note are personally guaranteed by an officer or a director of the Company.
(6)	On February 26, 2020 the lender exchanged the $122,000 note along with $22,076 of accrued interest as part of a larger debt exchange transaction as described in Note 9.
(7)

Financing event would be a sale or issuance of assets, debt, shares or any means of raising capital. As the Company has reached this milestone this loan is treated as current. This note is secured by all the assets of the Company.

(8)	Secured by all assets of the Company. Loan including accrued interest payable in 2 installments, $445,200 payable August 28, 2021 and $826,800 payable August 28, 2022.

The following are the minimum amounts due on the notes as of January 31, 2021:

Year Ended	Amount
Jan 31, 2022	$1,140,206
Jan 31, 2023	886,165
Jan 31, 2024	4,208
Total	$2,030,579

NOTE 9 – SHORT-TERM CONVERTIBLE DEBT

The components of the Company’s convertible debt as of January 31, 2021 and 2020 were as follows:

	Interest	Default Interest	Conversion	Outstanding Principal at
Maturity Date	Rate	Rate	Price	January 31, 2021	January 31, 2020
Nov 4, 2013*	12%	12%	$1,800,000	$100,000	$100,000
Jan 31, 2014*	12%	18%	$2,400,000	16,000	16,000
Apr 24, 2020*(ii) Y	12%	24%	(3)	—	69,730
July 31, 2013*	12%	12%	$1,440,000	5,000	5,000
Jan 31, 2014*	12%	12%	$2,400,000	30,000	30,000
Dec 24, 2015*(v)	8%	24%	(1)	—	5,000
Feb 3, 2017*(ii)(iv) Y	8%	24%	(4)	—	2,500
Mar 3, 2017*(ii)(iv)	8%	24%	(5)	—	—
Mar 3, 2017*(ii)(iv) Y	8%	24%	(5)	—	33,000
Mar 24, 2017*(ii)(iv) Y	8%	24%	(5)	—	27,500
Apr 24, 2020*(ii)(iv)(vi) Y	12%	24%	(3)	—	517,787
July 8, 2015*(v)	8%	24%	(1)	—	5,500
Apr 24, 2020(ii)(iv)(vi)X	8%	24%	(3)	—	4,500
Apr 24, 2020 X	8%	24%	(3)	—	23,297
Apr 24, 2020 X	8%	24%	(3)	—	7,703
Apr 24, 2020 X	8%	24%	(3)	—	26,500
July 19, 2016*(v)	8%	24%	(1)	—	5,000
Mar 23, 2019*(ii)(iv)(vi)X	15%	24%	(3)	—	4,444
Feb 20, 2019*(ix)X	10%	10%	(6)	—	343,047
Jun 6, 2019*(viii)X	12%	18%	(7)	—	43,577
Oct 24, 2019*(ii)(iv) Y	8%	24%	(5)	—	45,595
Nov 14, 2019*(ii)(iv) Y	8%	24%	(5)	—	86,625
Dec 14, 2019*(ii)(iv) Y	8%	24%	(5)	—	143,000
Dec 28, 2019*(i)(iv)(vi) Y	12%	18%	(6)	—	133,333
Jan 9, 2020*(ii)(iv) Y	8%	24%	(2)	—	68,750
March 1, 2020*(x)Z	10%	15%	(8)	—	40,939
March 14, 2020(iv)(vi)X	15%	24%	(9)	—	44,967
April 3, 2020*(iv) Y	8%	24%	(2)	—	172,148
April 12, 2020*(xi) Y	10%	24%	(3)	—	185,130
May 13, 2020(iv)(vi)X	15%	24%	(9)	—	55,000
May 14, 2020*(iv)(vi) Y	8%	24%	(2)	—	52,500
May 24, 2020(iv)(vi)X	15%	24%	(9)	—	40,000
June 11, 2020(iv)(vi)X	15%	24%	(9)	—	85,000
June 26, 2020*(iv)(vi) Y	15%	24%	(9)	—	76,000
July 11, 2020(iv)(vii)X	15%	24%	(9)	—	60,000
Aug 29, 2020(iv)(vii)X	15%	24%	(9)	—	45,000
Sep 16, 2020(iv)(vii)X	15%	24%	(9)	—	34,000
Sep 27, 2020(iv)(vii)X	15%	24%	(9)	—	34,000
Oct 24, 2020(iv)(vii)X	15%	24%	(9)	—	122,000
Nov 7, 2020(iv)(vii)X	15%	24%	(10)	—	42,000
Nov 22, 2020(ii)(iv)(vi) Y	8%	24%	(2)	—	55,000
Dec 10, 2020(iv)(vii)X	15%	24%	(9)	—	55,000
Dec 23, 2020(ii)(iv)(vi) Y	8%	24%	(2)	—	30,000
Oct. 12, 2021	12%	16%	(11)	230,000	—
Nov.16, 2021	12%	16%	(11)	100,000	—
Nov.23, 2021	12%	16%	(11)	165,000	—
Sub-total				646,000	2,976,072
Debt Discount				(309,317)	(689,176)
				$336,683	$2,286,896

__________

(1)	52% of the lowest trading price for the fifteen trading days prior to conversion day.
(2)	50% of the lowest trading price for the fifteen trading days prior to conversion day.
(3)	50% of the lowest trading price for the twenty trading days prior to conversion day.
(4)	50% of the lowest trading price for the fifteen trading days prior to conversion day, but not higher than $0.001.
(5)	50% of the lowest trading price for the fifteen trading days prior to conversion day, but not higher than $0.005.
(6)	60% of the lowest trading price for the twenty trading days prior to conversion day.
(7)	52% of the lowest trading price for the twenty trading days prior to conversion day.
(8)	55% of the lowest trading price for the twenty-five trading days prior to conversion day.
(9)	50% of the lowest bid price for the twenty-five trading days prior to conversion day.
(10)	45% of the lowest bid price for the fifteen trading days prior to conversion day.
(11)	closing bid price on the day preceding the conversion date.

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

The Company had accrued interest payable of $240,713 and $703,270 on the notes at January 31, 2021 and January 31, 2020, respectively.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that some instruments should be classified as liabilities due to there being a variable number of shares to be delivered upon settlement of the above conversion options. The instruments are measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a discount to the note on the debt modification date. For the years ended January 31, 2021 and 2020, the Company recorded amortization expense of $335,004 and $800,159, respectively. See more information in Note 8.

During the years ended January 31, 2021 and 2020 the Company added $3,394 and $482,709 in penalty interest to the loans, respectively.

On February 26, 2020 a lender exchanged $1,070,035 in convertible notes and $175,421 in accrued interest (as denoted by X in the above schedule) as well as $122,000 in short-term debt and $22,076 in accrued interest , and the associated derivative liability of $792,218 all totaling $2,181,750 in exchange for 250 Class C shares having a fair-value of $9,105. A gain of $1,745,994 was recorded.

On August 28, 2020 a lender exchanged $1,692,690 in convertible notes and $571,454 in accrued interest (as denoted by Y in the above schedule) as well as the associated derivative liability of $2,635,974 all totaling $4,900,118 in exchange for a promissory note of $1,200,000 bearing interest at 12% and maturing August 28, 2022 , 950,000 Warrants with a 3 year maturity and an exercise price of $0.40 having a fair value of $351,500 and 150 Class C shares having a fair-value of $20,290. A gain of $3,278,327  was recorded.

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

On October 12, 2020 the Company entered into a new convertible note for $250,000 with a one year maturity, interest rate of 12%, the Company received $210,250 in cash proceeds, recorded an original issue discount of $25,000, a derivative discount of $132,613, and transaction fees of $14,750. The first year’s interest of $28,000 is guaranteed and has been accrued. As part of the loan the Company paid a commitment fee of $ 50,000 through the issuance of 19,685 shares. The Company recognized $14,916 as debt discount with a corresponding adjustment to paid-in capital. The  discount is amortized over the term of the loan.$20,000 was repaid on this note as of January 31, 2021.

On November 16, 2020 the Company entered into a new convertible note for $100,000 with a one year maturity, interest rate of 12%, the Company received $83,500 in cash proceeds, recorded an original issue discount of $12,000, a derivative discount of $49,730, and transaction fees of $4,500. The first year’s interest of $12,000 is guaranteed and has been accrued. As part of the loan the Company paid a commitment fee of $ 20,001 through the issuance of 6,667 shares. The Company recognized $6,526 as debt discount with a corresponding  adjustment to paid-in capital. The  discount is amortized over the term of the loan.

On November 23, 2020 the Company entered into a new convertible note for $165,000 with a one year maturity, interest rate of 12%, the Company received $139,000 in cash proceeds, recorded an original issue discount of $15,000, a derivative discount of $82,144, and transaction fees of $11,000. The first year’s interest of $19,800 is guaranteed and has been accrued. As part of the loan the Company paid a commitment fee of $43,750 through the issuance of 17,500 shares. The Company recognized $13,618 as debt discount with a corresponding adjustment to paid-in capital. The  discount is amortized over the term of the loan.

During the year ended January 31, 2021, the Company converted a total of $24,803 of the convertible notes and $19,933 accrued interest into 624,847 common shares.

As of January 31, 2021, the Company had $151,000 of aggregate debt in default. The agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. The Company continues to accrue interest at the listed rates, and plans to seek their conversion or payoff within the next twelve months.

NOTE 10 – DERIVATIVE LIABILITIES

As of January 31, 2021 and January 31, 2020, the Company had derivative liabilities of $213,741 and $2,611,125, respectively. During the years ended January 31, 2021 and 2020 the Company recorded losses of $828,614 and $180,552, from the change in the fair value of derivative liabilities, respectively. Any liabilities resulting from the warrants outstanding are immaterial.

The derivative liabilities are valued as a level 3 input for valuing financial instruments.

The following table presents changes in Level 3 liabilities measured at fair value for the year ended January 31, 2021. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

Level 3
Derivatives
Balance, January 31, 2019	$2,041,260
Changes due to Issuance of New Convertible Notes	1,212,189
Reduction of derivative due to extinguishment or repayment	(67,623)
Changes due to Conversion of Notes Payable	(755,253)
Mark to Market Change in Derivatives	180,552

Balance, January 31, 2020	2,611,125
Changes due to Issuance of New Convertible Notes	264,487
Reduction of derivative due to extinguishment or repayment	(3,470,300)
Changes due to Conversion of Notes Payable	(20,185)
Mark to Market Change in Derivatives	828,614
Balance, January 31, 2021	$213,741

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices which are linked to the trading and/or bid prices of the Company’s common stock as traded on the OTC market.

As the price of the common stock varies it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date.

The fair value of the derivative liability is determined using the lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of January 31, 2021 is as follows:

Embedded
Derivative Liability
As of January 31, 2021
Strike price	$1.75 - 4.30
Contractual term (years)	0.24 - 0.81 years
Volatility (annual)	184.80% - 544.0%
High yield cash rate	21.09% - 24.90%
Underlying fair market value	3.62
Risk-free rate	0.05% - 0.13%
Dividend yield (per share)	0%

NOTE 11 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 20,000,000 shares of Preferred Stock, having a par value of $0.001 per share.

Series A Preferred Stock

The Series A Preferred Stock has an automatic forced conversion into common stock upon the completion of the repurchase or extinguishing of all “toxic” debt (notes having conversion features tied to the Company’s common stock), the extinguishing of all other existing dilutive debt or equity structures, and total recapitalization of the Company. As of both January 31, 2021, and January 31, 2020 the Company had 0 shares of Series A Preferred issued and outstanding and 330,000 authorized with a par value of $0.001 per share.

At both January 31, 2021 and January 31, 2020, respectively, there were 20,000 and 20,000 Series B preferred shares outstanding. The Series B Preferred Stock have voting rights equal to 66.7% of the total voting rights at any time. There are no conversion rights granted holders of Series B Preferred shares, they are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 20,000 Series B preferred shares authorized and issued of the Series B Preferred Stock with a par-value of $0.001 per share.

At both January 31, 2021 and January 31, 2020, there were 7,250 and 6,750 Series C preferred shares outstanding, respectively. The Series C Preferred Stock have the right to convert into the common stock of the Company by multiplying the number of issued and outstanding shares of common stock by 2.63 on the conversion date. The holders of Series C Preferred shares are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 7,250 Series C preferred shares authorized and 7,250 shares issued with a par-value of $0.001 per share. On February 26, 2020 the Company issued 250 Class C preferred shares and on August 28, 2020 the Company issued another 150 Class C preferred shares in debt exchange transactions. On September 1, 2020 the Company issued 100 Class C preferred share at a fair value of $11,177 to repay Accrued Expenses- Related Party.

At both January 31, 2021 and January 31, 2020, there were 870 Series D preferred shares authorized and outstanding, respectively which with a par value $.001. All shares of Series D Preferred Stock will rank subordinate and junior to all shares of Series A, B and C of Preferred Stock of the Corporation and pari passu with any of the Corporation’s preferred stock hereafter created as to distributions of assets upon dissolution or winding up of the Corporation, whether voluntary or involuntary. These shares are non-voting, do not receive dividends and are redeemable according to the terms set out below:

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

Neither the Company nor any Series D preferred stockholders has given notice to exercise the redemption as of January 31, 2021  or by the date  the financial statements were issued.

Because the holders of the Series D preferred stock have the right to demand cash redemption, the cumulative amount of the redemption feature is included in Temporary Equity as of January 31, 2021 and 2020.

Common Stock

The Company is authorized to issue 15,000,000 common shares at a par value of $0.000001 per share. These shares have full voting rights. On June 4, 2020 the Company amended its articles decreasing authorized common shares from 20,000,000,000 to 1,000,000,000 and again on September 8, 2020 the Company further decreased authorized common shares to 15,000,000. On March 29, 2019 the Company undertook a 6000:1 reverse stock. On February 25, 2020, the Company undertook a 4000:1 reverse stock split. The share capital has been retrospectively adjusted accordingly to reflect these reverse stock splits.  At January 31, 2021 and January 31, 2020 there were 1,427,163 and 538,464 shares outstanding and issuable , respectively.  No dividends were paid in the years ended January 31, 2021 or 2020. The Company’s articles of incorporation include a provision that the Company is not allowed to issue fractional shares.  As a result, as part of the reverse split described above, the Company issued an additional 1,699 shares in March 2020 and these shares were included in the shares outstanding as of January 31, 2020 as issuable. Included in the shares outstanding at January 31, 2021 are 71,200 issuable shares.

The Company issued the following shares of common stock in the year ended January 31, 2021:

Conversion of $24,803 notes payable, $19,933 accrued interest and $20,185 of derivative liability to 624,847 shares of common stock.

The Company issued 175,000 shares for $350,000 as part of Regulation A filing. The company received $250,000 in cash proceeds with the remaining $100,000 recorded as share proceeds receivable.

The Company issued 45,000 shares for fair value of $18,900 to repay accrued expenses related party.

The Company issued 43,852 shares to various lenders for fees with a $35,060 charge to debt discount and a corresponding charge to paid-in capital.

The Company issued the following shares of common stock in the year ended January 31, 2020:

Conversion of $752,409 notes payable, $240,035 accrued interest, $27,850 in fees and $755,253 of derivative liability to 536,613 shares of common stock.

An additional 1,700 shares are issuable on adjustments for rounding shareholdings as a result of the 4000:1 reverse stock split of February 25, 2020.

Options and Warrants:

The Company recorded option and warrant expense of $0 and $0 in the years ended January 31, 2021 and 2020, respectively.

For the year ended January 31 ,2021 the Company issued the following warrants:

● a warrant to acquire 950,000 shares of stock as part of a debt settlement transaction. The Warrant gives the holder the right to cash settle the warrants if a fundamental transaction as defined in the warrants occurs. However, a member of management and shareholder of the Company who controls approximately 60% of all voting shares would decide if a fundamental transaction would occur. The Company currently is not considering any fundamental transactions. Based on the above the Company used a Black Scholes model to record the value of the warrant. The warrants having a fair value of $351,500 was included as part of the consideration in the above mentioned debt settlement transaction with a corresponding increase in additional paid-in capital valued using the Black-Scholes option pricing model according to the following assumptions in the Table A below:

● warrants to a broker to acquire 5,500 common shares for a fair value of $13,470 recorded as general and administrative expenses with a corresponding increase in additional paid-in capital valued using the Black-Scholes option pricing model according to the following assumptions in the Table A below:

Table A

Expected volatility	415.5% - 506.8%
Exercise price	$0.40 - $4.50
Stock price	$0.37 - $2.70
Expected life	3 - 5 years
Risk-free interest rate	0.19% - 0.39%
Dividend yield	0%

The Company issued no warrants in the year ended January 31, 2020.

The Company had the following options and warrants outstanding at January 31, 2021:

Issued To	# Warrants	Dated	Expire	Strike Price	Expired	Exercised
Lender	950,000	08/28/2020	08/28/2023	$0.40 per share	N	N
Broker	2,500	10/11/2020	10/11/2025	$4.50 per share	N	N
Broker	3,000	11/25/2020	11/25/2025	$3.00 per share	N	N

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 31, 2019	—	$—	1.4	$225,520
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and canceled	—	—	—	—
Outstanding at January 31, 2020	—	$—	1.4	$225,520
Granted	—	—	955,500	0.42
Exercised	—	—	—	—
Forfeited and canceled	—	—	(1.4)	(225,220)
Outstanding at January 31, 2021	—	$—	955,500	$$0.42

NOTE 12 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The income tax expense (benefit) consisted of the following for the fiscal year ended January 31, 2021 and 2020:

	January 31, 2021	January 31, 2020
Total current	$—	$—
Total deferred	—	—
	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax benefit for the fiscal year ended January 31, 2021(in thousands):

January 31, 2021
Federal statutory rate	$255
Permanent timing differences	(330)
Effect of change in US Tax rates for deferral items	—
Other	—
Change in valuation allowance	75
$—

For the year ended January 31, 2021, the expected tax benefit is calculated at the 2019 statutory rate of 21%.

For the year ended January 31, 2020, the expected tax benefit, temporary timing differences and long-term timing differences are calculated at the 21% statutory rate.

Significant components of the Company’s deferred tax assets and liabilities were as follows for the fiscal year ended January 31, 2021 and 2020:

	January 31, 2021	January 31, 2020
Deferred tax assets:
Net operating loss carryforwards	$939,000	$874,000
Total deferred tax assets	939,000	874,000

Deferred tax liabilities:
Depreciation	—	10,000
Deferred revenue	—	—
Total deferred tax liabilities	—	10,000

Net deferred tax assets:
Less valuation allowance	(939,000)	(864,000)
Net deferred tax assets (liabilities)	$—	$—

The Company has incurred losses since inception, therefore, the Company has no federal tax liability.  Additionally there are limitations imposed by certain transactions which are deemed to be ownership changes which occurred in the Company on November 29, 2018.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward was approximately $2,375,000 at January 31, 2021,  $2,375,000 million at January 31, 2020that is available for carryforward for federal income tax purposes and begin to expire in 2039.

Although the Company has tax loss carry-forwards, there is uncertainty as to utilization prior to their expiration.  Accordingly, the future income tax asset amounts have been fully reserved by a valuation allowance.

The Company has maintained a full valuation allowance against its deferred tax assets at January 31, 2021 and 2020. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of realizing the net deferred tax asset, a full valuation allowance has been provided.

The Company does not have any uncertain tax positions at January 31, 2021 and 2020 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

During the fiscal year ended January 31, 2021 and 2020, the Company recognized no amounts related to tax interest or penalties related to uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. The Company currently has no years under examination by any jurisdiction.

On November 29, 2018, the Company consummated a share exchange agreement whereby there was a change of control and any net operating losses up to the date of the transaction were forfeited.

The Company’s tax returns for the years ended January 31, 2021, 2020, and 2019 are open for examination under Federal statute of limitations.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

On June 1, 2015, the Company entered into a 36-month lease agreement for its 2,590 sf office facility with a minimum base rent of $2,720 per month. The Company paid base rent and their share of maintenance expense of $43,200 and $43,200 related to this lease for the periods ended January 31, 2021 and 2020, respectively. The lease is currently on a month to month basis since the lease has not been renewed and the Company records the payments as rent expense. This lease has been terminated December 31, 2020

On August 30, 2016, the Company entered into a 60-month lease agreement for its 3,554 sf warehouse facility starting in December 2016 with a minimum base rent of $2,132 and estimated monthly CAM charges of $1,017 per month. This lease is with a shareholder.

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

Maturity of Lease Liabilities	Operating Leases
January 31, 2022	$121,917
January 31, 2023	116,879
January 31, 2023	62,003
January 31, 2025	30,003
January 31, 2026	30,003
After January 31, 2026	25,004
Total lease payments	385,809
Less: Interest	(51,474)
Present value of lease liabilities	$334,335

The Company had total rent expense and operating lease cost of $164,095 and $150,668 for the years ended January 31, 2021 and 2020, respectively.

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

NOTE 14 – EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts for the years ended January 31, 2021 and January 31, 2020 were determined as follows:

	For the Years Ended
	January 31,
	2021	2020
Numerator:
Net income (loss) available to common shareholders	$1,187,176	$(3,879,846)

Denominator:
Weighted average shares – basic	1,084,324	86,542

Net income (loss) per share – basic	$1.09	$(44.83)

Effect of common stock equivalents
Add: interest expense on convertible debt	259,086	454,765
Add: amortization of debt discount	326,238	800,149
Less: gain on settlement of debt on convertible notes	(4,835,429)	(67,623)
Add (Less): loss (gain) on change of derivative liabilities	845,586	180,552
Net income (loss) adjusted for common stock equivalents	(2,217,343)	(2,512,003)

Dilutive effect of common stock equivalents:
Convertible notes and accrued interest	404,173	—
Convertible Class C Preferred shares	3,631,533	—
Warrants	950,000	—

Denominator:
Weighted average shares – diluted	6,070,030	86,542

Net income (loss) per share – diluted	$(0.37)	$(44.83)

The anti-dilutive shares of common stock equivalents for the years ended January 31, 2021 and January 31, 2020 were as follows:

	For the Years Ended
	January 31,
	2021	2020
Convertible notes and accrued interest	—	16,355,950
Convertible Class C Preferred shares	—	1,411,692
Warrants	—	1
Total	—	17,767,643

NOTE 15 – RELATED PARTY TRANSACTIONS

As of January 31, 2021 and 2020, the Company had $106,173 and $155,750, respectively, of related party accrued expenses related to accrued compensation for employees and consultants. During the year ended January 31, 2021 the Company issued 45,000 shares of common stock for a fair value of $18,900 and 100 Class C preferred share at a fair value of $11,177 to repay Accrued Expenses- Related Party.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to January 31, 2020 through to May 14, 2021 the Company entered into the following transactions:

●	The Company issued 993,750 shares at an offering price of $2.00 per share for gross proceeds of $ 1,987,500 as part of the recent REG A filing.

●	In April 2021, accounts payable totaling $950,151 was settled for $96,700 . A gain on settlement of $853,451 was recorded at the time of settlement.

●	In February 2021, the Company entered into an agreement with an investor relations company for services to be provided over the following 2 months for fees totaling $250,000

●	In February 2021 the Company entered into an agreement for marketing services in exchange for 50,000 shares issued in March 2021 having a fair value of $114,000.