Form 10-Q
period 2021-04-30
4Less Group, Inc.
filed 2021-06-14
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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

Yes [_]   No [X].

As of June 14, 2021, there were 2,584,413 shares of Common Stock of the issuer outstanding.

PART 1: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE 4LESS GROUP, INC.

Condensed Consolidated Balance Sheets

	April 30, 2021	January 31, 2021
	Unaudited	(*)
Assets
Current Assets
Cash and Cash Equivalents	$1,342,321	$277,664
Share Subscriptions Receivable	94,817	100,000
Inventory	307,526	323,411
Prepaid Expenses	11,609	11,859
Other Current Assets	4,827	2,149
Total Current Assets	1,761,100	715,083
Operating Lease Assets	319,698	344,413
Property and Equipment, net of accumulated depreciation of $99,558, and $88,823	255,619	80,027

Total Assets	$2,336,417	$1,139,523

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$865,586	$869,765
Accrued Expenses	560,934	1,382,839
Accrued Expenses – Related Party	81,173	106,173
Customer Deposits	268,932	188,385
Deferred Revenue	981,830	687,766
Short-Term Debt	446,404	716,142
Current Operating Lease Liability	99,937	90,286
Short-Term Convertible Debt, net of debt discount of $180,789 and $309,317	340,711	336,683
Derivative Liabilities	148,957	213,741
PPP Loan-current portion	79,362	43,294
Current Portion – Long-Term Debt	588,067	424,064
Total Current Liabilities	4,461,893	5,059,138

Non-Current Lease Liability	211,195	244,049
PPP Loan -long term portion	130,085	166,153
Long-Term Debt	1,018,990	890,373

Total Liabilities	5,822,163	6,359,713

Commitments and Contingencies	—	—
Redeemable Preferred Stock
Series D Preferred Stock, $0.001 par value, 870 shares authorized, 870 and 870 shares issued and outstanding	870,000	870,000

Stockholders’ Deficit
Preferred Stock – Series A, $0.001 par value, 330,000 shares authorized, 0 and 0 shares issued and outstanding	—	—
Preferred Stock – Series B, $0.001 par value, 20,000 shares authorized, 20,000 and 20,000 shares issued and outstanding	20	20
Preferred Stock – Series C, $0.001 par value, 7,250 shares authorized, 7,250 and 7,250 shares issued and outstanding	7	7
Common Stock, $0.000001 par value, 15,000,000 shares authorized, 2,574,413 and 1,427,163 shares issued, issuable and outstanding	3	1
Additional Paid In Capital	16,593,758	14,291,759
Accumulated Deficit	(20,949,534)	(20,381,977)
Total Stockholders’ Deficit	(4,355,746)	(6,090,190)

Total Liabilities and Stockholders’ Deficit	$2,336,417	$1,139,523

* Derived from audited information

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Condensed Consolidated Statements of Operations

For the Three Months Ended April 30, 2021 and April 30, 2020

(Unaudited)

	2021	2020
Revenue	$3,728,784	$2,000,071

Cost of Revenue	2,766,578	1,428,304

Gross Profit	962,206	571,767

Operating Expenses:
Depreciation	10,735	6,647
Postage, Shipping and Freight	193,187	113,138
Marketing and Advertising	608,034	18,068
E Commerce Services, Commissions and Fees	416,127	166,419
Operating lease cost and rent	30,479	34,079
Personnel Costs	297,493	266,735
General and Administrative	648,509	175,642
Total Operating Expenses	2,204,564	780,728

Net Operating Loss	(1,242,358)	(208,961)

Other Income (Expense)
Gain (Loss) on Derivatives	4,187	(74,780)
Gain on Settlement of Debt	914,049	2,172,646
Amortization of Debt Discount	(128,528)	(578,913)
Interest Expense	(114,907)	(123,094)
Total Other Income (Expense)	674,801	1,395,859

Net Income (Loss)	$(567,557)	$1,186,898

Basic Average Shares Outstanding	1,940,098	551,590
Basic Income (Loss) per Share	$(0.29)	$2.15
Diluted Weighted Average Shares Outstanding	1,940,098	88,598,209
Diluted Income (Loss) per Share	$(0.29)	$0.01

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months Ended April 30, 2021 and April 30, 2020

(Unaudited)

	Preferred Series A		Preferred Series B		Preferred Series C		Common Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
January 31, 2020	—	$—	20,000	$20	6,750	$7	538,464	$1	$13,449,336	$(21,569,153)	$(8,119,789)

Conversion of Notes Payable to Common Stock	—	—	—	—	—	—	82,361	—	3,399	—	3,399

Derivative Liability Reclassified as Equity Upon Conversion of notes	—	—	—	—	—	—	—	—	8,104	—	8,104

Exchange of Debt	—	—	—	—	250	—	—	—	9,105	—	9,105

Net Income	—	—	—	—	—	—	—	—	—	1,186,898	1,186,898

April 30, 2020	—	$—	20,000	$20	7,000	$7	620,825	$1	$13,469,944	$(20,382,255)	$(6,912,283)

January 31, 2021	—	—	20,000	20	7,250	7	1,427,163	1	14,291,759	(20,381,977)	(6,090,190)

Common Stock Issued as Payment for Fees	—	—	—	—	—	—	50,000	—	107,500	—	107,500

Issuance of Common Stock as Part of REG A Subscription	—	—	—	—	—	—	1,097,250	1	2,194,499	—	2,194,500

Rounding	—	—	—	—	—	—	—	1	—	—	1

Net (Loss)	—	—	—	—	—	—	—	—	—	(567,557)	(567,557)

April 30, 2021	—	$—	20,000	$20	7,250	$7	2,574,413	$3	$16,593,758	$(20,949,534)	$(4,355,746)

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended April 30, 2021 and April 30, 2020

(Unaudited)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(567,557)	$1,186,898
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	10,735	6,647
(Gain) loss in Fair Value on Derivative Liabilities	(4,187)	74,780
Amortization of Debt Discount	128,528	578,913
Loan Penalties Capitalized to Loan and Accrued Interest	28,000	—
Stock Based Payment of Consulting Fees	107,500	—
Gain on Settlement of Debt	(914,049)	(2,172,646)
Change in Operating Assets and Liabilities:
Decrease (Increase) in Inventory	15,886	(35,451)
Decrease in Prepaid Rent and Expenses	1,762	3,156
(Increase) Decrease in Other Current Assets	(2,677)	(21,721)
Increase (Decrease) in Accounts Payable	(2,558)	175,430
Increase in Accrued Expenses	28,548	151,078
Decrease in Accrued Expenses -Related Party	(25,000)	—
Increase in Customer Deposits	80,547	—
Increase in Deferred Revenue	294,064	—
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(820,458)	(52,916)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(35,000)	—
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(35,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Shares	2,099,683	—
Proceeds from Share Subscriptions Receivable	100,000	—
Proceeds from Short Term Debt	—	205,000
Payments on Short Term Debt	(128,075)	(124,716)
Payments on Long Term Debt	(1,993)	(1,249)
Payments on Convertible Notes Payable	(149,500)	—
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,920,115	79,035

NET INCREASE IN CASH	1,064,657	26,119

CASH AT BEGINNING OF PERIOD	277,664	162,124

CASH AT END OF PERIOD	$1,342,321	$188,243

Supplemental Disclosure of Cash Flows Information:
Cash Paid for Interest	$42,949	$13,210
Convertible Notes Interest and Derivatives Converted to Common Stock	$—	$11,503
Short Term Debt and Interest Extinguished Through Issuance of Series C Preferred Stock	$—	$144,076
Convertible Notes and Interest Extinguished Through Issuance of Series C Preferred Stock	$—	$1,245,456
Issuance of Common Shares for Share Subscription Receivable	$94,817	$—
Loans to acquire Fixed Assets	$151,327	$—

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

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim unaudited consolidated financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended January 31, 2021 and notes thereto contained in the Company’s Annual Report on Form 10-K filed on May 14, 2021.

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

Concentrations

Cost of Goods Sold

For the three months ended April 30, 2021 the Company purchased approximately 54% of its inventory and items available for sale from third parties from three vendors. As of April 30, 2021, the net amount due to the vendors included in accounts payable was $462,991. For the three months ended April 30, 2020, the Company purchased from three vendors approximately 53% of its inventory and items available for sale from third parties. As of April 30, 2020, the net amount due to these vendors included in accounts payable was $434,528. The Company believes there are numerous other suppliers that could be substituted should a supplier become unavailable or non-competitive.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. ASC 740, Accounting for Income Taxes requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. The Company’s gross deferred tax assets were revalued based on the reduction in the federal statutory tax rate from 35% to 21%. A corresponding offset has been made to the valuation allowance, and any potential other taxes arising due to the Tax Act will result in reductions to the Company’s net operating loss carryforward and valuation allowance. The Company will continue to analyze the Tax Act to assess its full effects on the Company’s financial results, including disclosures, for the Company’s fiscal year ending January 31, 2022, but the Company does not expect the Tax Act to have a material impact on the Company’s consolidated financial statements.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of April 30, 2021:

	April 30, 2021	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities – embedded redemption feature	$148,957	$—	$—	$148,957
Totals	$148,957	$—	$—	$148,957

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

The fair value of the derivative liability is determined using a lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, historical stock price volatility, the expected term, and both high risk and the risk-free interest rate. The most sensitive inputs to the model are for expected time for the holder to convert or be repaid and the estimated historical volatility of the Company’s common stock.  However, because the historical volatility of the Company’s common stock is so high (see Note 10), the sensitivity required to change the liability by 1% as of April 30, 2021 is greater than 25% change in historical volatility as of that date.  The other inputs, such as risk free rate, high yield cash rate and stock price all have a sensitivity for a 1% change in the input variable results in a significantly less than 1% change in the calculated derivative liability.

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

Disaggregation of Revenue: Channel Revenue

The following table shows revenue split between proprietary and third party website revenue for the three months ended April 30, 2021 and 2020:

			Change
	2021	2020	$	%
Proprietary website revenue	$2,123,101	1,109,106	$1,013,995	91%
Third party website revenue	1,605,683	890,965	714,718	80%
Total Revenue	$3,728,784	$2,000,071	$1,728,713	86%

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

NOTE 2 – GOING CONCERN AND FINANCIAL POSITION

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $20,949,534 as of April 30, 2021 and has a working capital deficit at April 30, 2021 of $2,700,793. As of April 30, 2021, the Company only had cash and cash equivalents of $1,342,321 and approximately $151,000 of short-term debt in default. The short-term debt agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. While the Company has continued to grow its revenues, at this time, the three months ended July 31, 2020 was only the first quarter the Company was able to achieve profitability from operations prior to interest and other expenses.  While the Company believes it will continue to build on the results achieved in this quarter, our current liquidity position raises substantial doubt about the Company’s ability to continue as a going concern.

Management’s plan is to raise additional funds in the form of debt or equity in order to (a) grow the business through building up brand awareness and developing and launching a potentially much larger auto parts e-commerce web site, autoparts4less.com while (b) continuing to fund losses until such time as revenues can sustain the Company. However, there is no assurance that management will be successful in being able to continue to obtain additional funding. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – PROPERTY

The Company capitalizes all property purchases over $1,000 and depreciates the assets on a straight-line basis over their useful lives of 3 years for computers and 7 years for all other assets. Property consists of the following at April 30, 2021 and January 31, 2021:

	April 30, 2021	January 31, 2021
Office furniture, fixtures and equipment	$85,413	$85,413
Shop equipment	43,004	43,004
Vehicles	226,760	40,433
Sub-total	355,177	168,850
Less: Accumulated depreciation	(99,558)	(88,823)
Total Property	$255,619	$80,027

Additions to fixed assets for the three months ended April 30, 2021 and were $186,327 with $35,000 paid in cash and $151,327 financed through vehicle loans. Additions to fixed assets were nil for the three months ended April 30, 2020.

Depreciation expense was $10,735 and $6,647 for the three months ended April 30, 2021 and April 30, 2020, respectively.

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

Below is a summary of our lease assets and liabilities at April 30, 2021 and January 31, 2021.

Leases	Classification	April 30, 2021	January 31, 2021
Assets
Operating	Operating Lease Assets	$319,698	$344,413
Liabilities
Current
Operating	Current Operating Lease Liability	$99,937	$90,286
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	211,195	244,049
Total lease liabilities		$311,132	$334,335

Note: As most of our leases do not provide an implicit rate, we use our incremental borrowing rate of 8% based on the information available at commencement date in determining the present value of lease payments.

CAM charges were not included in operating lease expense and were expensed in general and administrative expenses as incurred.

Operating lease cost and rent was $30,479 and $34,079 for the three months ended April 30, 2021 and April 30, 2020, respectively.

NOTE 5 – CUSTOMER DEPOSITS

The Company receives payments from customers on orders prior to shipment. At April 30, 2021 the Company had received $268,932 (January 31, 2021- $188,385) in customer deposits for orders that were unfulfilled at April 30, 2021 and canceled subsequent to year end. The orders were unfulfilled at April 30, 2021 because of supply chain issues due to supplier back-orders because of the Covid-19 pandemic. The deposits were returned to the customers subsequent to April 30, 2021.

NOTE 6 – DEFERRED REVENUE

The Company receives payments from customers on orders prior to shipment. At April 30, 2021 the Company had received $981,830 (January 31, 2021- $687,766) in customer payments for orders that were unfulfilled at April 30, 2021 and delivered subsequent to April 30, 2021. The orders were unfulfilled at April 30, 2021 because of supply chain issues due to supplier back-orders because of the Covid-19 pandemic as well as processing and delivery timing.

NOTE 7 – PPP LOAN

On May 2, 2020 the Company entered into a Paycheck Protection Promissory (PPP) Note Agreement whereby the lender would advance proceeds of $209,447 at a fixed rate of 1% per annum and a May 2, 2022 maturity. The loan is repayable in monthly installments of $8,818 commencing September 2, 2021 and continuing on the second day of every month thereafter until maturity when any remaining principal and interest are due and payable. At April 30, 2021 the loan is classified as $79,362 current and $130,085 long-term. The Company used the proceeds of this loans for working capital and the Company intends to use these proceeds in a manner consistent with obtaining loan forgiveness, which the Company is currently in the process of gathering the required information to file its forgiveness application and expects to have filed its application before the end of its second fiscal quarter.

NOTE 8 – SHORT-TERM AND LONG-TERM DEBT

The components of the Company’s debt as of April 30, 2021 and January 31, 2021 were as follows:

	April 30,		January 31,
	2021		2021

Loan dated October 8, 2019, and revised February 29, 2020 and November 10, 2010 repayable June 30, 2022 with an additional interest payment of $20,000(3)	102,168	#	102,168

SFS Funding Loan, original loan of $389,980 January 8, 2020, 24% interest, weekly payments of $6,006, maturing July 28, 2021(2)	83,152	*	161,227

Forklift Note Payable, original note of $20,433 Sept 26, 2018, 6.23% interest, 60 monthly payments of $394.54 ending August 2023(1)	11,269	#	12,269

Vehicle loan original loan of $93,239 February 16, 2021, 2.90 % interest. 72 monthly payments of $1,414 beginning on April 2, 2021 and ending on March 2, 2027. Secured by vehicle having net book value of $94,316.	92,246	#

Vehicle loan original loan of $59,711 March 20,2021, 7.89% interest. 72 monthly payments of $1,048 beginning on May 4, 2021 and ending on April 4, 2027. Secured by vehicle having net book value of $87,575.	59,711	#

Demand loan - $5,000 dated February 1, 2020, 15% interest, 5% fee on outstanding balance	5,000	*	5,000

Demand loan - $2,500, dated March 8, 2019, 25% interest, 5% fee on outstanding balance	2,500	*	2,500

Demand loan - $65,500 dated February 27, 2019, 25% interest, 5% fee on outstanding balance, Secured by the general assets of the Company	12,415	*	12,415

Promissory note -$60,000 dated September 18, 2020 maturing September 18, 2021, including $5,000 original issue discount, 15% compounded interest payable monthly	60,000	*	60,000

Promissory note -$425,000 dated August 28, 2020, including $50,000 original issue discount, 15% compounded interest payable monthly. This notes matures when the Company receives proceeds through a financing event of $825,000 plus accrued interest on the note. (4)	425,000	*	425,000

Promissory note -$1,200,000 dated August 28, 2020,maturing August 28, 2022, 12% interest payable monthly with the first six months interest deferred until the 6th month and added to principal. (5)	1,200,000	#	1,200,000

Promissory note -$50,000 dated August 31, 2020,maturing February 28, 2021, 10% interest payable accrued monthly payable at maturity Fully repaid at April 30, 2021	—	*	50,000

Total	$2,053,461		$2,030,579

	30-Apr-21	31-Jan-21
Short-Term Debt	$446,404	$716,142
Current Portion Of Long-Term Debt	588,067	424,064
Long-Term Debt	1,018,990	890,373
	$2,053,461	$2,030,579

*Short-term loans
#Long-term loans of $11,269 including current portion of $3,812
$102,168 including current portion of $0
$ 59,711 including current portion $8,077
$ 92,246 including current portion $14,515
$1,200,000 including current portion of $420,000
(1) Secured by equipment having a net book value of $11,650
(2) The amounts due under the note are personally guaranteed by an officer or a director of the Company.

(3) On November 10, 2020 the Company amended the agreement extending the maturity to June 30, 2022 from April 8, 2021 and changing monthly payments to $0 from $5,705 and interest rate from 13% to a $20,000 lump sum payable at maturity.

(3) The Company has pledged a security interest on all accounts receivable and banks accounts of the Company.

(4) Financing event would be a sale or issuance of assets, debt, shares or any means of raising capital. As the Company expects to enter into such a transaction within the calendar year this loan is treated as current.

(5) Secured by all assets of the Company. Loan payable in 2 instalments, $445,200 payable August 28, 2021 and $826,800 payable August 28, 2022

NOTE 9 – SHORT-TERM CONVERTIBLE DEBT

The components of the Company’s debt as of April 30, 2021 and January 31, 2021 were as follows:

	Interest	Default Interest	Conversion	Outstanding Principal at
Maturity Date	Rate	Rate	Price	April 30, 2021	January 31, 2021
Nov 4, 2013*	12%	12%	$1,800,000	$100,000	$100,000
Jan 31, 2014*	12%	18%	$2,400,000	16,000	16,000
July 31, 2013*	12%	12%	$1,440,000	5,000	5,000
Jan 31, 2014*	12%	12%	$2,400,000	30,000	30,000
Oct. 12, 2021	12%	16%	(1)	130,000	230,000
Nov. 16, 2021	12%	16%	(1)	125,000	100,000
Nov. 23, 2021	12%	16%	(1)	115,500	165,000
Sub-total				521,500	646,000
Debt Discount				(180,789)	(309,317)
				$340,711	$336,683

* In default.

(1)	closing bid price on the day preceding the conversion date.

The Company had accrued interest payable of $222,667 and $240,713 on the notes at April 31, 2021 and January 31, 2021, respectively.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that some instruments should be classified as liabilities due to there being a variable number of shares to be delivered upon settlement of the above conversion options. The instruments are measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a discount to the note on the debt modification date. For the three months ended April 30, 2021 and 2020, the Company recorded amortization of debt discount expense of $128,538 and $578,913, respectively. See more information in Note 10.

During the three months ended April 30, 2021 and April 30, 2020 the Company added $28,000 and nil in penalty interest to the loan, respectively.

As of April 30, 2021, the Company had $151,000 of aggregate debt in default. The agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. The Company continues to accrue interest at the listed rates, and plans to seek their conversion or payoff within the next twelve months.

NOTE 10 – DERIVATIVE LIABILITIES

As of April 30, 2021 and January 31, 2021, the Company had derivative liabilities of $148,957 and $213,741, respectively. During the three months ended April 30, 2021 and 2020, the Company recorded a gain of $4,187 and a loss of $74,780, respectively, from the change in the fair value of derivative liabilities. Any liabilities resulting from the warrants outstanding are immaterial.

The derivative liabilities are valued as a level 3 input for valuing financial instruments.

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended April 30, 2021. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs.

Level 3
Derivatives
Balance, January 31, 2021	$213,741
Settlement due to Repayment of Debt	(60,597)
Mark to Market Change in Derivatives	(4,187)
Balance, April 30, 2021	$148,957

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices which are linked to the trading and/or bid prices of the Company’s common stock as traded on the OTC market.

As the price of the common stock varies it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date.

The fair value of the derivative liability is determined using the lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of April 30, 2021 is as follows:

Embedded
Derivative Liability
As of April 30, 2021
Strike price	$2.10 - 4.30
Contractual term (years)	0.25 - 1.00 years
Volatility (annual)	116.5% - 537.3%
High yield cash rate	24.90% - 29.42%
Underlying fair market value	$2.10
Risk-free rate	0.07% - 0.17%
Dividend yield (per share)	0%

NOTE 11 – STOCKHOLDERS’ DEFICIT

Preferred Stock:

The Series A Preferred Stock has an automatic forced conversion into common stock upon the completion of the repurchase or extinguishing of all “toxic” debt (notes having conversion features tied to the Company’s common stock), the extinguishing of all other existing dilutive debt or equity structures, and total recapitalization of the Company. As of both April 30, 2021, and January 31, 2021 the Company had 0 shares of Series A Preferred issued and outstanding and 330,000 authorized with a par value of $0.001 per share.

At both April 30, 2021 and January 31, 2021, there were 20,000 and 20,000 Series B preferred shares outstanding, respectively. The Series B Preferred Stock have voting rights equal to 51% of the total voting rights at any time. There are no conversion rights granted holders of Series B Preferred shares, they are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 20,000 Series B preferred shares authorized and issued of the Series B Preferred Stock with a par-value of $0.001 per share.

At both April 30, 2021 and January 31, 2021, there were 7,250 and 7,250 Series C preferred shares outstanding, respectively. The Series C Preferred Stock have the right to convert into the common stock of the Company by multiplying the number of issued and outstanding shares of common stock by 2.63 on the conversion date. The holders of Series C Preferred shares are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 7,250 Series C preferred shares authorized and issued with a par-value of $0.001 per share.

At both April 30, 2021 and January 31, 2021, there were 870 Series D preferred shares authorized and outstanding, respectively which with a par value $.001. All shares of Series D Preferred Stock will rank subordinate and junior to all shares of Series A, B and C of Preferred Stock of the Corporation and pari passu with any of the Corporation’s preferred stock hereafter created as to distributions of assets upon dissolution or winding up of the Corporation, whether voluntary or involuntary. These shares are non-voting, do not receive dividends and are redeemable according to the terms set out as follows:

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

Neither the Company nor any Series D preferred stockholders has given notice to exercise the redemption as of April 30, 2021 on the date of the financial statements.

Because the holders of the Series D preferred stock have the right to demand cash redemption, the cumulative amount of the redemption feature is included in Temporary Equity as of April 30, 2021 and January 31, 2021.

Common Stock

The Company is authorized to issue 15,000,000 common shares at a par value of $0.000001 per share. These shares have full voting rights. The share capital has been retrospectively adjusted accordingly to reflect these reverse stock splits.  At April 30, 2021 and January 31, 2021 there were 2,574,413 and 1,427,163 shares outstanding and issuable, respectively.  No dividends were paid in the three months ended April 30, 2021 or 2020. The Company’s articles of incorporation include a provision that the Company is not allowed to issue fractional shares.

The Company issued the following shares of common stock in the three months ended April 30, 2021:

The Company issued 1,097,250 shares for $2,194,500 as part of Regulation A filing. The company received $2,099,683 in cash proceeds with the remaining $94,817 recorded as share proceeds receivable.

Issuance of 50,000 shares with a fair value of $107,500 as payment for fees to a consultant.

Options and Warrants:

The Company has no options outstanding as of April 30, 2021 or January 31, 2021.

The Company recorded option and warrant expense of $0 and $0 for the three months ended April 30, 2021 and 2020, respectively.

The Company had the following fully vested warrants outstanding at April 30,2021:

Issued To	# Warrants	Dated	Expire	Strike Price	Expired	Exercised
Lender	950,000	08/28/2020	08/28/2023	$0.40 per share	N	N
Broker	2,500	10/11/2020	10/11/2025	$4.50 per share	N	N
Broker	3,000	11/25/2020	11/25/2025	$3.00 per share	N	N

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 31, 2021	—	$—	955,000	$0.42
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and canceled	—	—	—	—
Outstanding at April 30, 2021	—	$—	955,000	$0.42

NOTE 12 – RELATED PARTY TRANSACTIONS

As of April 30, 2021 and January 31, 2021, the Company had $81,173 and $106,173, respectively of related party accrued expenses related to accrued compensation for employees and consultants.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

Maturity of Lease Liabilities	Operating Leases
April 30 2022	$121,917
April 30, 2023	113,100
April 30, 2024	42,803
April 30, 2025	30,003
April 30, 2026	30,003
After April 30, 2026	17,503
Total lease payments	355,329
Less: Interest	(44,197)
Present value of lease liabilities	$311,132

The Company had total operating lease and rent expense of $30,479 and $34,079 for the three months ended April 30, 2021 and 2020 respectively.

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

NOTE 14 – EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Years Ended
	April 30,
	2021	2020
Numerator:
Net income (loss) available to common shareholders	$(567,557)	$1,186,898

Denominator:
Weighted average shares – basic	1,940,098	551,590

Net income (loss) per share – basic	$(0.29)	$2.15

Effect of common stock equivalents
Add: interest expense on convertible debt	34,652	103,540
Add: amortization of debt discount	128,528	—
Add (Less): loss (gain) on change of derivative liabilities	(4,187)	—
Net income (loss) adjusted for common stock equivalents	(408,564)	1,290,438

Dilutive effect of common stock equivalents:
Convertible notes and accrued interest	—	86,413,848
Convertible Class C Preferred shares	—	1,632,770
Warrants (1)	—	1

Denominator:
Weighted average shares – diluted	1,940,098	88,598,209

Net income (loss) per share – diluted	$(0.29)	$0.01

The anti-dilutive shares of common stock equivalents for the three months ended April 30, 2021 and April 30, 2020 were as follows:

	For the Years Ended
	April 30,
	2021	2020
Convertible notes and accrued interest	354,365	—
Convertible Class C Preferred shares	6,770,706	—
Warrants	955,500	—
Total	8,080,571	—

NOTE 15 – GAIN ON SETTLEMENT OF DEBT

For the three months ended April 30, 2021 the gain on settlement of debt of $914,049 consisted of a $853,452 gain that resulted from the settlement of accounts payable totaling $950,151 that was settled for $96,699, and a $60,597 gain that resulted from the reduction in the derivative liability due to cash repayments on convertible debt. For the three months ended April 30, 2020 the gain on settlement of debt of $2,172,646 consisted of a gain that resulted from the settlement of $1,070,035 in convertible notes, and $175,422 in accrued interest, as well as $122,000 in short-term debt and $22,076 in accrued interest, and the associated derivative liability of $792,218 all totaling $2,181,751 in exchange for 250 Class C shares having a fair-value of $9,105.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to quarter year end up to June 8, 2021 a lender converted $18,750 in principal for 10,000 shares of common stock

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

Company

The 4LESS Group Inc. (“FLES”, the “Company”, “we” or “us”), the Company described herein, was incorporated under the laws of the State of Nevada on December 5, 2007, with offices located at 106 W Mayflower, Las Vegas, Nevada 89030. Our phone number is (702) 267-7100.

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

•	LiftKits4LESS.com*
•	Bumpers4LESS.com*
•	TruckBedCovers4LESS.com*

We target online consumers’ buying habits by shifting away from “all things to all people” web sites to highly targeted niche websites to quickly respond to market forces.

Our LiftKit4Less.com web site, represents:

•	Approximately 179,000 Parts
•	From 46 Manufacturers

Can Search Products Listed

•	9 Categories Including Lights & Exterior Accessories
•	66 Subcategories Including Wheels, Electronics & Interior Parts

Select Parts for Over

•	28 Makes of Vehicles Such as Ford, Chevy and Land Rover
•	100 Models Including Trucks, SUVs and Jeeps

AutoParts4Less.com Launch Expected Timeline

4Less plans to finish development and beta testing with goal to launch AutoParts4Less.com for aftermarket auto parts manufacturers to sell their parts direct to the public.

•	Development Team
March 2020 India Development Team is hired.

•	Platform
Amazon Web Services (AWS) cloud computing platform chosen to operate AutoParts4Less.com

•	Marketing
Begin marketing marketplace services to aftermarket manufacturers in December 2020

•	Data Input
Manufacturers start loading their parts info 1st quarter 2021

Auto Parts 4less Marketplace Functionality for Manufacturers

Our Auto Parts 4less website will have the following elements:

•	Manufacturers create an account allowing easy onboarding of products.
•	Offer premium placement in search results.
•	Ratings and reviews can be responded to.
•	Ability to answer basic questions from purchasers.
•	How-to video galleries.
•	Keyword advertising.
•	Promote discounts on products.
•	4Less can push product lines to other marketplaces such as eBay and Amazon.

Distribution

Our distribution is accomplished as follows:

•	Direct drop ship from manufacturers to consumers – Approximately 80%
•	Direct drop ship from Warehouse Inventory Companies to consumers – Approximately 15%
•	Consumer Purchases directly through our own warehouses – Approximately 5%

Sales

Our sales are derived from the following:

•	Proprietary websites. 57% of our sales are currently generated through our own websites. We intend to build and launch additional niche websites

•	Third Party Websites (such as eBay and Walmart)– We sell our products on third party websites and pay fees to these websites in connection with each sale.

Business Strategies

•	Continually develop best in class technological modules to increase visitor conversions.
•	Work to develop and launch the website www.autoparts4less.com by approximately mid-to-late FY2022 into what we believe will be the first standalone multi-vendor automotive parts marketplace.

Results of Operations for the Three Months Ended April 30, 2021 Compared to the Three Months Ended April 30, 2020

The following table shows our results of operations for the three months ended April 30, 2021 and 2020. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

			Change
	2021	2020	$	%
Total Revenues	3,728,784	2,000,071	1,728,713	86%
Gross Profit	962,206	571,767	390,439	68%
Total Operating Expenses	2,204,564	780,728	1,423,836	182%
Total Other Income (Expense)	674,801	1,395,859	(721,058)	(52%)
Net Income (Loss)	(567,557)	1,186,898	(1,754,455)	(148%)

Revenue

The following table shows revenue split between proprietary and third-party website revenue for the three months ended April 30, 2021 and 2020:

			Change
	2021	2020	$	%
Proprietary website revenue	$2,123,101	1,109,106	$1,013,995	91%
Third party website revenue	1,605,683	890,965	714,718	80%
Total Revenue	$3,728,784	$2,000,071	$1,728,713	86%

We had total revenue of $3,728,784 for the three months ended April 30, 2021, compared to $2,000,071 for the three months ended April 30, 2020. Sales increased by $1,728,713 due to aggressive advertising and increased consumer demand. The Company also recorded $981,830 in deferred revenue, which will be recognized as revenue next quarter and recognized $687,766 from last quarter. The deferred revenue represents orders paid by customers this period but delivered in the following period due to back orders and processing and delivery times. The Company also recorded $268,932 in customer deposits for the three months ended April 30, 2021 and recognized $188,385 from the prior quarter. The customer deposits are orders paid by customers and canceled in the following period due to back orders or other reasons.

The Company’s focus continues in growing its proprietary website revenues and the Company was successful in that, increasing its proprietary website revenue by 91%.

Gross Profit

We had gross profit of $962,206 for the three months ended April 30, 2021, compared to gross profit of $571,767 for the three months ended April 30, 2020. Gross profit increased by $390.439 as a result of the increased revenues explained above and partly offset by an increase in cost of revenue due to the Company having to purchase goods at higher product costs from distributers rather than the usual manufacturers due to higher than anticipated demand which manufacturers were not able to meet.

Operating Expenses

The following table shows our operating expenses for the three months ended April 30, 2021 and 2020:

Operating expenses			Change
	2021	2020	$	%
Depreciation	10,735	6,647	4,088	62%
Postage, Shipping and Freight	193,187	113,138	80,049	71%
Marketing and Advertising	608,034	18,068	589,966	3265%
E Commerce Services, Commissions and Fees	416,127	166,419	249,708	150%
Operating lease cost	30,479	34,079	(3,600)	(11%)
Personnel Costs	297,493	266,735	30,758	12%
General and Administrative	648,509	175,642	472,867	269%
Total Operating Expenses	2,204,564	780,728	1,423,836	182%

•   Depreciation increased by $4,088 due to two new vehicles acquired this quarter..

•   Postage shipping and freight increased by $80,049 due to higher sales.

•   Marketing and advertising increased by $589,966 due to aggressive promotional efforts in 2021 to drive sales to our proprietary websites and build our brands. Note for the three months ended April 30, 2020 the Company had reduced spending due to the Covid 19 pandemic.

•   E Commerce Services, Commissions and Fees increased by $249,708 due to higher sales.

•   Operating Lease Cost decreased by $3,600 due to one less operating lease in 2021.

•   Personnel Costs increased by $30,758 due to temporary layoffs in the prior year’s quarter commencing March 2020 as a result of the Covid-19 pandemic.

•   General and Administrative in increased by $472,867 due to increases of $273,720 in investor relations costs as a result of the REG A subscription offering and $173,543 in professional fees due to reporting and business requirements. Note for the three months ended April 30, 2020, the Company had reduced spending significantly due to the Covid 19 pandemic.

Other Income (Expense)

The following table shows our other income and expenses for the three months ended April 30, 2021 and 2020:

			Change
Other Income (Expense)	2021	2020	$	%
Gain (Loss) on Derivatives	4,187	(74,780)	78,967	(106%)
Gain on Settlement of Debt	914,049	2,172,646	(1,258,597)	(58%)
Amortization of Debt Discount	(128,528)	(578,913)	450,385	(78%)
Interest Expense	(114,907)	(123,094)	8,187	(7%)
Total Other Income (Expense)	674,801	1,395,859	(721,058)	(52%)

The changes above can be explained by the reduction in convertible debt that started in the prior year’s quarter ended April 30,2020. As a result of the debt exchanges and settlements, the gain on settlement of debt was higher and there were reductions in amortization expense and interest expense due to the lower debt. The higher loss on derivatives is a function of the market factors in the valuation of the derivative liability described in Note 8.

We had a net loss of $567,557 for three months ended April 30, 2021, compared to net income of $1,186,898 for three months ended April 30, 2021. The decrease in net income was mainly due to the gain on settlement in debt that occurred in the three months ended April 30, 2020, the higher operating expenses, specifically marketing, investor relations and professional fees in the three months ended April 30, 2021 which were partly offset by the 86% increase in revenues.

Liquidity and Capital Resources

Management believes that we will continue to incur losses for the immediate future. Therefore, we will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the three months ended April 30, 2021, we have increased revenue and are working to achieve positive cash flows from operations.

As of April 30, 2021, we had a cash balance of $1,342,321, share subscription receivable of $94,817, inventory of $307,526 and $4,461,893 in current liabilities. At the current cash consumption rate, we will need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	April 30, 2021	January 31, 2021
Current assets	$1,761,100	$715,083
Current liabilities	4,461,893	5,059,138
Working capital (deficits)	$(2,700,783)	$(4,344,055)

Net cash used in operations for the three months ended April 30, 2021 was $820,458 as compared to net cash used in operations of $52,916 for the three months ended April 30, 2020. Net cash used in investing activities for the three months ended April 30, 2021 was $35,000 as compared to $0 for the same period in 2020. Net cash provided by financing activities for the three months ended April 30, 2021 was $1,920,115 as compared to $79,035 for the three months ended April 30, 2020.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures can become effective. Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended April 30, 2021 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

Date: June 14, 2021

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