Form 10-Q
period 2021-07-31
4Less Group, Inc.
filed 2021-09-14
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

(702) 267-6100

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FLES	OTCQB

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

Yes [_]    No [X]

As of September 10, 2021, there were 3,326,914 shares of Common Stock of the issuer outstanding.

PART 1: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE 4LESS GROUP, INC.

Condensed Consolidated Balance Sheets

	July 31, 2021	January 31, 2021
	Unaudited	(*)
Assets
Current Assets
Cash and Cash Equivalents	$382,491	$277,664
Share Subscriptions Receivable	4,195	100,000
Inventory	318,107	323,411
Prepaid Expenses	10,881	11,859
Other Current Assets	8,063	2,149
Total Current Assets	723,737	715,083
Operating Lease Assets	295,819	344,413
Deferred Offering Costs	600,000	—
Property and Equipment, net of accumulated depreciation of $96,989, and $88,823	238,188	80,027

Total Assets	$1,857,744	$1,139,523

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$708,274	$869,765
Accrued Expenses	505,922	1,382,839
Accrued Expenses – Related Party	71,173	106,173
Customer Deposits	164,900	188,385
Deferred Revenue	298,711	687,766
Short-Term Debt	1,500,473	716,142
Current Operating Lease Liability	77,570	90,286
Short-Term Convertible Debt, net of debt discount of $484,665 and $309,317	639,860	336,683
Derivative Liabilities	415,177	213,741
PPP Loan-current portion	104,198	43,294
Current Portion – Long-Term Debt	444,724	424,064
Total Current Liabilities	4,930,982	5,059,138

Non-Current Lease Liability	211,195	244,049
PPP Loan -long term portion	105,249	166,153
Long-Term Debt	911,272	890,373

Total Liabilities	6,158,698	6,359,713

Commitments and Contingencies	—	—
Redeemable Preferred Stock
Series D Preferred Stock, $0.001 par value, 870 shares authorized, 870 and 870 shares issued and outstanding	870,000	870,000

Stockholders’ Deficit
Preferred Stock – Series A, $0.001 par value, 330,000 shares authorized, 0 and 0 shares issued and outstanding	—	—
Preferred Stock – Series B, $0.001 par value, 20,000 shares authorized, 20,000 and 20,000 shares issued and outstanding	20	20
Preferred Stock – Series C, $0.001 par value, 7,250 shares authorized, 7,250 and 7,250 shares issued and outstanding	7	7
Common Stock, $0.000001 par value, 15,000,000 shares authorized, 2,800,973 and 1,427,163 shares issued, issuable and outstanding	3	1
Additional Paid In Capital	17,530,799	14,291,759
Accumulated Deficit	(22,701,783)	(20,381,977)
Total Stockholders’ Deficit	(5,170,954)	(6,090,190)

Total Liabilities and Stockholders’ Deficit	$1,857,744	$1,139,523

*	Derived from audited information

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended July 31, 2021 and July 31, 2020

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020

Revenue	$2,586,673	$2,927,209	$6,315,457	$4,927,280

Cost of Revenue	1,933,984	2,001,592	4,700,562	3,429,896

Gross Profit	652,689	925,617	1,614,895	1,497,384

Operating Expenses:
Depreciation	12,716	5,951	23,451	12,598
Postage, Shipping and Freight	142,562	151,755	335,749	264,893
Marketing and Advertising	659,290	5,782	1,267,324	23,850
E Commerce Services, Commissions and Fees	309,610	252,848	725,737	419,267
Operating lease cost	30,480	34,079	60,959	68,158
Personnel Costs	461,700	232,869	759,193	499,604
General and Administrative	464,636	159,223	1,113,145	334,865
Total Operating Expenses	2,080,994	842,507	4,285,558	1,623,235

Net Operating Income (Loss)	(1,428,305)	83,110	(2,670,663)	(125,851)

Other Income (Expense)
Gain (Loss) on Sale of Property and Equipment	20,345	464	20,345	464
Gain (Loss) on Derivatives	(16,294)	506,979	(12,107)	432,199
Gain on Settlement of Debt	49,317	—	963,366	2,172,646
Amortization of Debt Discount	(183,408)	(47,898)	(311,936)	(626,811)
Interest Expense	(193,904)	(147,693)	(308,811)	(270,787)
Total Other Income (Expense)	(323,944)	311,852	350,857	1,707,711

Net Income (Loss)	$(1,752,249)	$394,962	$(2,319,806)	$1,581,860

Basic Weighted Average Shares Outstanding;	2,614,311	763,214	2,282,792	660,668
Basic Income (Loss) per Share	$(0.67)	$0.52	$(1.02)	$2.39

Diluted Average Shares Outstanding;	2,614,311	51,179,725	2,282,792	51,077,179
Diluted Income (Loss) per Share	$(0.67)	$0.00	$(1.02)	$0.00

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Six Months Ended July 31, 2021 and July 31, 2020

(Unaudited)

	Preferred Series A		Preferred Series B		Preferred Series C		Common Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at January 31, 2020	—	$—	20,000	$20	6,750	$7	538,464	$1	$13,449,336	$(21,569,153)	$(8,119,789)

Conversion of Notes Payable to Common Stock	—	—	—	—	—	—	82,361	—	3,399	—	3,399

Derivative Liability Reclassified as Equity Upon Conversion of notes	—	—	—	—	—	—	—	—	8,104	—	8,104

Exchange of Debt	—	—	—	—	250	—	—	—	9,105	—	9,105

Net Income	—	—	—	—	—	—	—	—	—	1,186,898	1,186,898

Balance at April 30, 2020	—	$—	20,000	$20	7,000	$7	620,825	$1	$13,469,944	$(20,382,255)	$(6,912,283)

Conversion of Notes Payable to Common Stock	—	—	—	—	—	—	284,187	—	7,656	—	7,656

Derivative Liability Reclassified as Equity Upon Conversion of notes	—	—	—	—	—	—	—	—	12,081	—	12,081

Net Income	—	—	—	—	—	—	—	—	—	394,962	394,962

Balance at July 31, 2020	—	$—	20,000	$20	7,000	$7	904,972	$1	$13,489,681	$(19,987,293)	$(6,497,584)

	Preferred Series A		Preferred Series B		Preferred Series C		Common Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at January 31, 2021	—	—	20,000	20	7,250	7	1,427,163	1	14,291,759	(20,381,977)	(6,090,190)

Common Stock Issued as Payment for Fees	—	—	—	—	—	—	50,000	—	107,500	—	107,500

Issuance of Common Stock as Part of REG A Subscription	—	—	—	—	—	—	1,097,250	1	2,194,499	—	2,194,500

Rounding	—	—	—	—	—	—	—	1	—	—	1

Net (Loss)	—	—	—	—	—	—	—	—	—	(567,557)	(567,557)

Balance at April 30, 2021	—	$—	20,000	$20	7,250	$7	2,574,413	$3	$16,593,758	$(20,949,534)	$(4,355,746)

Conversion of Notes Payable and Accrued Interest and Fees to Common Stock	—	—	—	—	—	—	30,000	—	59,100	—	59,100

Derivative Liability Reclassified as Equity Upon Conversion of notes	—	—	—	—	—	—	—	—	17,640	—	17,640

Issuance of shares	—	—	—	—	—	—	104,750	—	200,500	—	200,500

Relative fair value of equity issued with debt	—	—	—	—	—	—	91,810	—	59,801	—	59,801

Issuance of warrants	—	—	—	—	—	—	—	—	600,000	—	600,000

Net (Loss)	—	—	—	—	—	—	—	—	—	(1,752,249)	(1,752,249)

Balance at July 31, 2021	—	$—	20,000	$20	7,250	$7	2,800,973	$3	$17,530,799	$(22,701,783)	$(5,170,954)

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended July 31, 2021 and July 31, 2020

(Unaudited)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(2,319,806)	$1,581,860
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation	23,451	12,598
(Gain) loss in Fair Value on Derivative Liabilities	12,107	(432,199)
Amortization of Debt Discount	311,936	626,811
Loan Penalties Capitalized to Loan and Accrued Interest	28,000	3,394
Stock Based Payment of Consulting Fees and Shares	273,500	—
Gain on Sale of Property and Equipment	(20,345)	(464)
Gain on Settlement of Debt	(963,366)	(2,172,646)
Change in Operating Assets and Liabilities:
Decrease in Inventory	5,305	81,322
Decrease in Prepaid Rent and Expenses	4,001	20,870
(Increase) Decrease in Other Current Assets	(5,914)	2,271
Decrease in Accounts Payable	(156,368)	(115,251)
Increase (Decrease) in Accrued Expenses	(31,292)	231,207
Decrease in Accrued Expenses -Related Party	(35,000)	—
Decrease in Customer Deposits	(23,485)	—
Decrease in Deferred Revenue	(389,055)	—
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(3,286,331)	(160,227)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds of Sales of Property and Equipment	25,060	9,750
Purchase of Property and Equipment	(35,000)	—
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES	(9,940)	9,750

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Shares	2,324,805	—
Proceeds from Short Term Debt	1,000,000	205,000
Proceeds from Convertible Notes Payable	699,525	—
Payments on Short Term Debt	(313,009)	(302,913)
Proceeds from PPP Loan	—	209,447
Payments on Long Term Debt	(9,223)	(1,891)
Payments on Convertible Notes Payable	(301,000)	—
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,401,098	109,643

NET INCREASE IN CASH	104,827	(40,834)

CASH AT BEGINNING OF PERIOD	277,664	162,124

CASH AT END OF PERIOD	$382,491	$121,290

Supplemental Disclosure of Cash Flows Information:
Cash Paid for Interest	$132,085	$29,358
Convertible Notes Interest and Derivatives Converted to Common Stock	$76,740	$31,240
Short Term Debt and Interest Extinguished Through Issuance of Series C Preferred Stock	$—	$144,076
Convertible Notes and Interest Extinguished Through Issuance of Series C Preferred Stock	$—	$1,245,456
Fair Value of Instruments Issued With Debt	$487,284	$—
Issuance of Warrants to Deferred Offering Costs	$600,000	$—
Issuance of Common Shares for Share Subscription Receivable	$10,488	$—
Loans to acquire Fixed Assets	$151,327	$—

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

Concentrations

Cost of Goods Sold

For the six months ended July 31, 2021 the Company purchased approximately 61% of its inventory and items available for sale from third parties from three vendors. As of July 31, 2021, the net amount due to the vendors included in accounts payable was $389,868. For the six months ended July 31, 2020 the Company purchased approximately 55% of its inventory and items available for sale from third parties from three vendors. As of July 31, 2020, the net amount due to those vendors included in accounts payable was $171,928. The Company believes there are numerous other suppliers that could be substituted should a supplier become unavailable or non-competitive.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of July 31, 2021:

	July 31, 2021	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities – embedded redemption feature	$415,177	$—	$—	$415,177
Totals	$415,177	$—	$—	$415,177

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

The fair value of the derivative liability is determined using a lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, historical stock price volatility, the expected term, and both high risk and the risk-free interest rate. The most sensitive inputs to the model are for expected time for the holder to convert or be repaid and the estimated historical volatility of the Company’s common stock.  However, because the historical volatility of the Company’s common stock is so high (see Note 10), the sensitivity required to change the liability by 1% as of July 31, 2021 is greater than 25% change in historical volatility as of that date.  The other inputs, such as risk free rate, high yield cash rate and stock price all have a sensitivity for a 1% change in the input variable results in a significantly less than 1% change in the calculated derivative liability.

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

Disaggregation of Revenue: Channel Revenue

The following table shows revenue split between proprietary and third party website revenue for the six months ended July 31, 2021 and 2020:

			Change
	2021	2020	$	%
Proprietary website revenue	$3,946,810	2,403,120	$1,543,690	64%
Third party website revenue	2,368,647	2,524,160	(155,513)	(6%	)
Total Revenue	$6,315,457	$4,927,280	$1,388,177	28%

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

NOTE 2 – GOING CONCERN AND FINANCIAL POSITION

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $22,701,783 as of July 31, 2021 and has a working capital deficit at July 31, 2021 of $4,207,245. As of July 31, 2021, the Company only had cash and cash equivalents of $382,491 and approximately $151,000 of short-term debt in default. The short-term debt agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. Our current liquidity position raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – PROPERTY

The Company capitalizes all property purchases over $1,000 and depreciates the assets on a straight-line basis over their useful lives of 3 years for computers and 7 years for all other assets. Property consists of the following at July 31, 2021 and January 31, 2021:

	July 31, 2021	January 31, 2021
Office furniture, fixtures and equipment	$85,413	$85,413
Shop equipment	43,004	43,004
Vehicles	206,760	40,433
Sub-total	335,177	168,850
Less: Accumulated depreciation	(96,989)	(88,823)
Total Property	$238,188	$80,027

Additions to fixed assets for the six months ended July 31, 2021 and were $186,327 with $35,000 paid in cash and $151,327 financed through vehicle loans. Additions to fixed assets were nil for the six months ended July 31, 2020.

For the three months ended July 31, 2021 , vehicles having a cost of $20,000 and a net book value of $4,715 was disposed of. Proceeds received of $25,060 and a gain on sale of property and equipment of $20,345 were recorded.

Office equipment having a cost of $9,750 and a net book value of $9,286 was disposed of during the quarter ended July 31, 2020. Proceeds received of $9,750 and a gain on sale of property and equipment of $464 were recorded.

Depreciation expense was $12,716 and $5,951 for the three months ended July 31, 2021 and July 31, 2020, respectively.

Depreciation expense was $23,451 and $12,598 for the six months ended July 31, 2021 and July 31, 2020, respectively

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

Below is a summary of our lease assets and liabilities at July 31, 2021 and January 31, 2021.

Leases	Classification	July 31, 2021	January 31, 2021
Assets
Operating	Operating Lease Assets	$295,819	$344,413
Liabilities
Current
Operating	Current Operating Lease Liability	$77,570	$90,286
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	211,195	244,049
Total lease liabilities		$288,765	$334,335

Note: As most of our leases do not provide an implicit rate, we use our incremental borrowing rate of 8% based on the information available at commencement date in determining the present value of lease payments.

CAM charges were not included in operating lease expense and were expensed in general and administrative expenses as incurred.

Operating lease cost and rent was $30,480 and $34,079 for the three months ended July 31, 2021 and July 31, 2020, respectively.

Operating lease cost and rent was $60,959 and $68,158 for the six months ended July 31, 2021 and July 31, 2020, respectively.

NOTE 5 – CUSTOMER DEPOSITS

The Company receives payments from customers on orders prior to shipment. At July 31, 2021 the Company had received $164,900 (January 31, 2021- $188,385) in customer deposits for orders that were unfulfilled at July 31, 2021 and canceled subsequent to quarter end. The orders were unfulfilled at July 31, 2021 because of supply chain issues due to supplier back-orders because of the Covid-19 pandemic. The deposits were returned to the customers subsequent to July 31, 2021.

NOTE 6 – DEFERRED REVENUE

The Company receives payments from customers on orders prior to shipment. At July 31, 2021 the Company had received $298,711 (January 31, 2021- $687,766) in customer payments for orders that were unfulfilled at July 31, 2021 and delivered subsequent to July 31, 2021. The orders were unfulfilled at July 31, 2021 because of supply chain issues due to supplier back-orders because of the Covid-19 pandemic as well as processing and delivery timing.

NOTE 7 – PPP LOAN

On May 2, 2020 the Company entered into a Paycheck Protection Promissory (PPP) Note Agreement whereby the lender would advance proceeds of $209,447 at a fixed rate of 1% per annum and a May 2, 2022 maturity. The loan is repayable in monthly installments of $8,818 commencing September 2, 2021 and continuing on the second day of every month thereafter until maturity when any remaining principal and interest are due and payable. At July 31, 2021 the loan is classified as $104,198 current and $105,249 long-term. The Company used the proceeds of this loans for working capital and the Company intends to use these proceeds in a manner consistent with obtaining loan forgiveness. The Company has filed its forgiveness application and expects to have a response before the end of its third fiscal quarter.

NOTE 8 – SHORT-TERM AND LONG-TERM DEBT

The components of the Company’s debt as of July 31, 2021 and January 31, 2021 were as follows:

	July 31,		January 31,
	2021		2021
Loan dated October 8, 2019, and revised February 29, 2020 and November 10, 2010 repayable June 30, 2022 with an additional interest payment of $20,000(3)	$97,340	*	$102,168
SFS Funding Loan, original loan of $389,980 January 8, 2020, 24% interest, weekly payments of $6,006, maturing July 28, 2021(2)	3,615	*	161,227
Forklift Note Payable, original note of $20,433 September 26, 2018, 6.23% interest, 60 monthly payments of $394.54 ending August 2023(1)	10,255	#	12,269
Vehicle loan original loan of $93,239 February 16, 2021, 2.90% interest. 72 monthly payments of $1,414 beginning on April 2, 2021 and ending on March 2, 2027. Secured by vehicle having net book value of $90,685.	87,989	#	—
Vehicle loan original loan of $59,711 March 20,2021, 7.89% interest. 72 monthly payments of $1,048 beginning on May 4, 2021 and ending on April 4, 2027. Secured by vehicle having net book value of $84,371.	57,752	#	—
Working Capital Note Payable - $500,000, dated June 4, 2021, repayment of $12,789 per week until June 4, 2022, interest rate of approximately 31%(2,3)	448,539	*	—
Working Capital Note Payable - $500,000, dated June 4, 2021, repayment of $12,212 per week until June 4, 2022, interest rate of approximately 26%(2,3)	446,064	*	—
Demand loan - $5,000 dated February 1, 2020, 15% interest, 5% fee on outstanding balance	5,000	*	5,000
Demand loan - $2,500, dated March 8, 2019, 25% interest, 5% fee on outstanding balance	2,500	*	2,500
Demand loan - $65,500 dated February 27, 2019, 25% interest, 5% fee on outstanding balance. Secured by the general assets of the Company.	12,415	*	12,415
Promissory note - $60,000 dated September 18, 2020 maturing September 18, 2021, including $5,000 original issue discount, 15% compounded interest payable monthly	60,000	*	60,000
Promissory note - $425,000 dated August 28, 2020, including $50,000 original issue discount, 15% compounded interest payable monthly. This note matures when the Company receives proceeds through a financing event of $825,000 plus accrued interest on the note.(4)	425,000	*	425,000
Promissory note - $1,200,000 dated August 28, 2020, maturing August 28, 2022, 12% interest payable monthly with the first six months interest deferred until the 6th month and added to principal(5)	1,200,000	#	1,200,000
Promissory note - $50,000 dated August 31, 2020, maturing February 28, 2021, 10% interest payable accrued monthly payable at maturity Fully repaid at April 30, 2021	—		50,000
Total	$2,856,469		$2,030,579

	July 31,	January 31,
	2021	2021
Short-Term Debt	$1,500,473	$716,142
Current Portion Of Long-Term Debt	444,724	424,064
Long-Term Debt	911,272	890,373
	$2,856,469	$2,030,579

____________________

*	Short-term loans
#	Long-term loans of: $10,255 including current portion of $3,812
$ 87,989 including current portion $13,334
$ 57,752 including current portion $7,578
$1,200,000 including current portion of $420,000
(1)	Secured by equipment having a net book value of $10,921
(2)	The amounts due under the note are personally guaranteed by an officer or a director of the Company.
(3)	On November 10, 2020 the Company amended the agreement extending the maturity to June 30, 2022 from April 8, 2021 and changing monthly payments to $0 from $5,705 and interest rate from 13% to a $20,000 lump sum payable at maturity.
(3)	The Company has pledged a security interest on all accounts receivable and banks accounts of the Company.
(4)	Financing event would be a sale or issuance of assets, debt, shares or any means of raising capital. As the Company expects to enter into such a transaction within the calendar year this loan is treated as current.
(5)	Secured by all assets of the Company. Loan payable in 2 instalments, $445,200 payable August 28, 2021 and $826,800 payable August 28, 2022

NOTE 9 – SHORT-TERM CONVERTIBLE DEBT

The components of the Company’s debt as of July 31, 2021 and January 31, 2021 were as follows:

	Interest	Default Interest	Conversion	Outstanding Principal at
Maturity Date	Rate	Rate	Price	July 31, 2021	January 31, 2021
Nov 4, 2013(a)	12%	12%	$1,800,000	$100,000	$100,000
Jan 31, 2014(a)	12%	18%	$2,400,000	16,000	16,000
July 31, 2013(a)	12%	12%	$1,440,000	5,000	5,000
Jan 31, 2014(a)	12%	12%	$2,400,000	30,000	30,000
Oct. 12, 2021	12%	16%	(1)	28,000	230,000
Nov. 16, 2021	12%	16%	(1)	69,400	100,000
Nov. 23, 2021	12%	16%	(1)	66,000	165,000
July 7, 2022	12%	16%	(2)	231,000	—
July 12, 2022	12%	16%	$2.00	355,000	—
July 23, 2022	10%	22%	(2)	224,125	—
Sub-total				1,124,525	646,000
Debt Discount				(484,665)	(309,317)
				$639,860	$336,683

____________________

(a)	In default
(1)	Closing bid price on the day preceding the conversion date.
(2)	Closing bid price on the day preceding the conversion date in the event of default.

On July 7, 2021 the Company entered into a convertible note for $231,000 with a one year maturity, interest rate of 12%, the Company received $199,500 in cash proceeds, recorded an original issue discount of $21,000, a derivative discount of $39,261 related to a conversion feature, and transaction fees of $10,500. As part of the loan the Company issued 30,960 shares as a commitment fee and recognized $31,005 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital. The discount is amortized over the term of the loan.

On July 12, 2021 the Company entered into a convertible note for $355,000 with a one year maturity, interest rate of 12%, the Company received $300,025 in cash proceeds, recorded an original issue discount of $35,500, a derivative discount of $171,250 related to a conversion feature, and transaction fees of $19,475. As part of the loan the Company issued 60,850 shares as a commitment fee and recognized $28,795 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital. The discount is amortized over the term of the loan.

On July 20, 2021 the Company entered into a new convertible note for $224,125 with a one year maturity, interest rate of 10%, the Company received $200,000 in cash proceeds, recorded an original issue discount of $20,375, a derivative discount of $106,364 related to a conversion feature, and transaction fees of $3,750. The discount is amortized over the term of the loan.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that some instruments should be classified as liabilities due to there being a variable number of shares to be delivered upon settlement of the above conversion options. The instruments are measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a discount to the note on the debt modification date. For the six months ended July 31, 2021 and 2020, the Company recorded amortization of debt discount expense of $311,936 and $626,811, respectively. For the three months ended July 31, 2021 and 2020, the Company recorded amortization of debt discount expense of $183,407 and $47,898, respectively.

During the three and six months ended July 31, 2021, the Company converted a total of $56,600 of the convertible notes and $3,500 of fees into 30,000 common shares.

During the three months ended July 31, 2021 and July 31, 2020 the Company added $nil and $3,394 in penalty interest to the loan, respectively. During the six months ended July 31, 2021 and July 31, 2020 the Company added $28,000 and $3,394 in penalty interest to the loan, respectively.

The Company had accrued interest payable of $210,124 and $240,713 on the notes at July 31, 2021 and January 31, 2021, respectively.

As of July 31, 2021, the Company had $151,000 of aggregate debt in default. The agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. The Company continues to accrue interest at the listed rates, and plans to seek their conversion or payoff within the next twelve months.

NOTE 10 – DERIVATIVE LIABILITIES

As of July 31, 2021 and January 31, 2021, the Company had derivative liabilities of $415,177 and $213,741, respectively. During the three months ended July 31, 2021 and 2020, the Company recorded a loss of $16,294 and a gain of $506,979, respectively, from the change in the fair value of derivative liabilities. During the six months ended July 31, 2021 and 2020, the Company recorded a loss of $12,107 and a gain of $432,199, respectively, from the change in the fair value of derivative liabilities. Any liabilities resulting from the warrants outstanding are immaterial.

The derivative liabilities are valued as a level 3 input for valuing financial instruments.

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended July 31, 2021. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs.

Level 3
Derivatives
Balance, January 31, 2021	$213,741
Settlement due to Repayment of Debt	(109,914)
Changes due to Issuance of New Convertible Notes	316,883
Changes due to Conversion of Notes Payable	(17,640)
Mark to Market Change in Derivatives	12,107
Balance, July 31, 2021	$415,177

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices which are linked to the trading and/or bid prices of the Company’s common stock as traded on the OTC market.

As the price of the common stock varies it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date.

The fair value of the derivative liability is determined using the lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of July 31, 2021 is as follows:

Embedded Derivative Liability As of July 31, 2021
Strike price	$2.00 - $2.11
Contractual term (years)	0.25 - 0.97 years
Volatility (annual)	56.4% - 200.0%
High yield cash rate	24.90% - 29.42%
Underlying fair market value	$2.11
Risk-free rate	0.11% - 0.18%
Dividend yield (per share)	0%

NOTE 11 – STOCKHOLDERS’ DEFICIT

Preferred Stock:

The Series A Preferred Stock has an automatic forced conversion into common stock upon the completion of the repurchase or extinguishing of all “toxic” debt (notes having conversion features tied to the Company’s common stock), the extinguishing of all other existing dilutive debt or equity structures, and total recapitalization of the Company. As of both July 31, 2021, and January 31, 2021 the Company had 0 shares of Series A Preferred issued and outstanding and 330,000 authorized with a par value of $0.001 per share.

At both July 31, 2021 and January 31, 2021, there were 20,000 and 20,000 Series B preferred shares outstanding, respectively. The Series B Preferred Stock have voting rights equal to 51% of the total voting rights at any time. There are no conversion rights granted holders of Series B Preferred shares, they are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 20,000 Series B preferred shares authorized and issued of the Series B Preferred Stock with a par-value of $0.001 per share.

At both July 31, 2021 and January 31, 2021, there were 7,250 and 7,250 Series C preferred shares outstanding, respectively. The Series C Preferred Stock have the right to convert into the common stock of the Company by multiplying the number of issued and outstanding shares of common stock by 2.63 on the conversion date. The holders of Series C Preferred shares are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 7,250 Series C preferred shares authorized and issued with a par-value of $0.001 per share. The Series C Preferred Stock shall eventually convert on December 31, 2024.

At both July 31, 2021 and January 31, 2021, there were 870 Series D preferred shares authorized and outstanding, respectively which with a par value $.001. All shares of Series D Preferred Stock will rank subordinate and junior to all shares of Series A, B and C of Preferred Stock of the Corporation and pari passu with any of the Corporation’s preferred stock hereafter created as to distributions of assets upon dissolution or winding up of the Corporation, whether voluntary or involuntary. These shares are non-voting, do not receive dividends and are redeemable according to the terms set out as follows:

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

Neither the Company nor any Series D preferred stockholders has given notice to exercise the redemption as of July 31, 2021 on the date of the financial statements.

Because the holders of the Series D preferred stock have the right to demand cash redemption, the cumulative amount of the redemption feature is included in Temporary Equity as of July 31, 2021 and January 31, 2021.

Common Stock

The Company is authorized to issue 15,000,000 common shares at a par value of $0.000001 per share. These shares have full voting rights. The share capital has been retrospectively adjusted accordingly to reflect these reverse stock splits.  At July 31, 2021 and January 31, 2021 there were 2,800,973 and 1,427,163 shares outstanding and issuable, respectively.  No dividends were paid in the six months ended July 31, 2021 or 2020. The Company’s articles of incorporation include a provision that the Company is not allowed to issue fractional shares.

The Company issued the following shares of common stock in the six months ended July 31, 2021:

The Company issued 1,202,000 shares for $2,229,000. The company received $2,224,805 in cash proceeds with the remaining $4,195 recorded as share proceeds receivable. A lender converted $56,600 of convertible notes and $3,500 of fees into 30,000 common shares. The Company issued 50,000 shares with a fair value of $107,500 as payment for fees to a consultant. The Company issued 91,810 shares to lenders as commitment fee with a relative fair value of $59,801.

Options and Warrants:

The Company has no options outstanding as of July 31, 2021 or January 31, 2021.

The Company recorded option and warrant expense of $0 and $0 for the three and six months ended July 31, 2021 and 2020, respectively.

For the three and six months ended July 31 ,2021 the Company issued the following warrants:

In the three months ended July 31, 2021, the Company issued a warrant to Triton Funds LP (“Triton”) to acquire 300,000 shares of the Company’s common stock as part of the Common Stock Purchase Agreement with Triton which allows Triton to purchase shares of our common stock and which was included in the Registration Statement on Form S-1 the Company filed on August 5, 2021 and which went effective on August 18, 2021 (see Note 16). The table A below provides the significant estimates used that resulted in the Company determining the fair value of the warrant at $600,000, which has been recorded as of July 31, 2021 as a deferred offering cost. In the event that Triton requests purchases of the Company’s common stock that total less than $600,000, the deferred offering costs will be expenses as professional fees.

Table A

Expected volatility	2181%
Exercise price	$2.11
Stock price	$2.00
Expected life	3 years
Risk-free interest rate	0.37%
Dividend yield	0%

The Company issued no warrants in the three and six months ended July 31, 2020.

The Company had the following fully vested warrants outstanding at July 31,2021:

Issued To	# Warrants	Dated	Expire	Strike Price	Expired	Exercised
Lender	950,000	08/28/2020	08/28/2023	$0.40 per share	N	N
Broker	2,500	10/11/2020	10/11/2025	$4.50 per share	N	N
Broker	3,000	11/25/2020	11/25/2025	$3.00 per share	N	N
Triton	300,000	07/27/2021	07/27/2024	$2.11 per share	N	N

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 31, 2021	—	$—	955,500	$0.42
Granted	—	—	300,000	2.11
Exercised	—	—	—	—
Forfeited and canceled	—	—	—	—
Outstanding at July 31, 2021	—	$—	1,255,500	$0.73

NOTE 12 – RELATED PARTY TRANSACTIONS

As of July 31, 2021 and January 31, 2021, the Company had $71,173 and $106,173, respectively of related party accrued expenses related to accrued compensation for employees and consultants.

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

Maturity of Lease Liabilities	Operating Leases
July 31 2022	$121,917
July 31, 2023	102,922
July 31, 2024	30,003
July 31, 2025	30,003
July 31, 2026	30,003
After July 31, 2026	10,002
Total lease payments	324,850
Less: Interest	(36,085)
Present value of lease liabilities	$288,765

The Company had total operating lease and rent expense of $30,480 and $34,079 for the three months ended July 31, 2021 and 2020 respectively. The Company had total operating lease and rent expense of $60,959 and $68,158 for the six months ended July 31, 2021 and 2020 respectively.

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

NOTE 14 – EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended
	July 31,
	2021	2020
Numerator:
Net income (loss) available to common shareholders	$(1,752,249)	$394,962

Denominator:
Weighted average shares – basic	2,614,311	763,214

Net income (loss) per share – basic	$(0.67)	$0.52

Effect of common stock equivalents
Add: interest expense on convertible debt	9,397	132,142
Add: amortization of debt discount	183,407	47,898
Less: gain on settlement of debt on convertible notes	(49,317)	—
Add (Less): loss (gain) on change of derivative liabilities	16,294	(506,979)
Net income (loss) adjusted for common stock equivalents	(1,592,468)	68,023

Dilutive effect of common stock equivalents:
Convertible notes and accrued interest	—	48,036,434
Convertible Class C Preferred shares	—	2,380,076
Warrants (1)	—	1

Denominator:
Weighted average shares – diluted	2,614,311	51,179,725

Net income (loss) per share – diluted	$(0.67)	$0.00

The anti-dilutive shares of common stock equivalents for the three months ended July 31, 2021 and July 31, 2020 were as follows:

	For the Three Months Ended
	July 31,
	2021	2020

Convertible notes and accrued interest	632,535	—
Convertible Class C Preferred shares	7,366,086	—
Warrants	1,255,500	—
Total	9,254,121	—

The net income (loss) per common share amounts were determined as follows:

	For the Six Months Ended
	July 31,
	2021	2020
Numerator:
Net income (loss) available to common shareholders	$(2,319,806)	$1,581,860

Denominator:
Weighted average shares – basic	2,282,792	660,668

Net income (loss) per share – basic	$(1.02)	$2.39

Effect of common stock equivalents
Add: interest expense on convertible debt	15,949	235,682
Add: amortization of debt discount	308,811	626,811
Less: gain on settlement of debt on convertible notes	(963,366)	(1,947,372)
Add (Less): loss (gain) on change of derivative liabilities	12,107	(432,199)
Net income (loss) adjusted for common stock equivalents	(2,946,305)	64,782

Dilutive effect of common stock equivalents:
Convertible notes and accrued interest	—	48,036,434
Convertible Class C Preferred shares	—	2,380,076
Warrants	—	1

Denominator:
Weighted average shares – diluted	2,282,792	51,077,179

Net income (loss) per share – diluted	$(1.02)	$0.00

The anti-dilutive shares of common stock equivalents for the six months ended July 31, 2021 and July 31, 2020 were as follows:

	For the Six Months Ended
	July 31,
	2021	2020

Convertible notes and accrued interest	632,535	—
Convertible Class C Preferred shares	7,366,086	—
Warrants (1)	1,255,500	—
Total	9,254,121	—

NOTE 15 – GAIN ON SETTLEMENT OF DEBT

For the three months ended  July 31, 2021 the gain on settlement of debt of $49,317 (2020-$0) which resulted from the reduction in the derivative liability due to cash repayments on convertible debt.

For the six months ended July 31, 2021 the gain on settlement of debt of $963,366 consisted of a $853,452 gain that resulted from the settlement of accounts payable totaling $950,151 that was settled for $96,699, and a $109,914 gain that resulted from the reduction in the derivative liability due to cash repayments on convertible debt. For the three months ended July 31, 2020 the gain on settlement of debt of $2,172,646 consisted of a gain that resulted from the settlement of $1,070,035 in convertible notes, and $175,422 in accrued interest, as well as $122,000 in short-term debt and $22,076 in accrued interest, and the associated derivative liability of $792,218 all totaling $2,181,751 in exchange for 250 Class C shares having a fair-value of $9,105.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to quarter year end up to September 10, 2021:

•	a lender converted $76,500 in principal for 40,000 shares of common stock.

•	the Company issued 320,000 common shares for gross proceeds of $ 489,600 under a share purchase agreement with Triton (see below).

•	the Company issued 87,500 common shares for gross proceeds of $175,000.

•	the Company issued 15,480 common shares to a lender as compliance for piggy back registration requirements.

•	the Company issued 13,011 common shares to a broker as compensation.

On July 29, 2021, the Company entered into a Common Stock Purchase Agreement (“CSPA”) with Triton Triton Funds LP (“Triton”). The CSPA allows Triton to purchase up to $1 million of common stock of the Company, in tranches ranging between $25,000 and $500,000, as determined by Triton. The sales price for each tranche requires the company to price the sale of the shares at ninety percent (90%) of the lowest traded price of the common stock ten business days prior to the closing. On August 18, 2021, a registration statement filed on Form S-1 covering up to 600,000 shares went effective at which time the CSPA became effective. As part of the CSPA, the Company may not enter into any agreement with similar terms so long as the CSPA remains active, Triton is limited such that purchases of the CSPA may not cause Triton to have an ownership level greater than 9.99% of the Company’s issued and outstanding common stock and Triton may not engage in any short selling of the Company’s common stock. The company has issued 320,000 common shares for gross proceeds of $ 489,600 under this agreement.

On June 4, 2021 the Company’s shareholders consented to an amendment to the Articles of Incorporation of the Company wherein the name of the Company will be changed to “Auto Parts 4Less Group, Inc.”. The Company expects this name change to become effective in the third quarter of 2021.

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

•	Development Team
March 2020 India Development Team was hired.

•	Platform
Amazon Web Services (AWS) cloud computing platform chosen to operate AutoParts4Less.com

•	Marketing
Began marketing marketplace services to aftermarket manufacturers in December 2020

•	Data Input
Manufacturers started loading their parts info 1st quarter 2021

Auto Parts 4less Marketplace Functionality for Manufacturers

Our Auto Parts 4less website will have the following elements:

•	Manufacturers create an account allowing easy onboarding of products.
•	Offer premium placement in search results.
•	Ratings and reviews can be responded to.
•	Ability to answer basic questions from purchasers.
•	How-to video galleries.
•	Keyword advertising.
•	Promote discounts on products.
•	4Less can push product lines to other marketplaces such as eBay and Amazon.

Distribution

Our distribution is accomplished as follows:

•	Direct drop ship from manufacturers to consumers – Approximately 80%
•	Direct drop ship from Warehouse Inventory Companies to consumers – Approximately 15%
•	Consumer Purchases directly through our own warehouses – Approximately 5%

Company has launched website in Q3 2021.

Sales

Our sales are derived from the following:

•	Proprietary websites. 62% of our sales are currently generated through our own websites. We intend to build and launch additional niche websites

•	Third Party Websites (such as eBay and Walmart)– We sell our products on third party websites and pay fees to these websites in connection with each sale.

Business Strategies

•	Continually develop best in class technological modules to increase visitor conversions.

•	Work to develop and launch the website www.autoparts4less.com by approximately mid-to-late FY2022 into what we believe will be the first standalone multi-vendor automotive parts marketplace.

Results of Operations For the Six Months Ended July 31, 2021 compared to the six months ended July 31, 2020

The following table shows our results of operations for the six months ended July 31, 2021 and 2020. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

			Change
	2021	2020	$	%
Total Revenues	$6,315,457	4,927,280	$1,388,177	28%
Gross Profit	1,614,895	1,497,384	117,511	8%
Total Operating Expenses	4,285,558	1,623,235	2,662,323	164%
Total Other Income (Expense)	350,857	1,707,711	(1,356,854)	(79%	)
Net Income (Loss)	$(2,319,806)	$1,581,860	$(3,901,666)	(247%	)

Revenue

The following table shows revenue split between proprietary and third party website revenue for the six months ended July 31, 2021 and 2020:

			Change
	2021	2020	$	%
Proprietary website revenues	$3,946,810	2,403,120	$1,543,690	64%
Third party website revenues	2,368,647	2,524,160	(155,513)	(6%	)
Total Revenues	$6,315,457	$4,927,280	$1,388,177	28%

We had total revenue of $6,315,457 for the six months ended July 31, 2021, compared to $4,927,280 for the six months ended July 31, 2020. Sales increased by $1,388,177 due to due to aggressive advertising and increased consumer demand, mostly experienced in the first quarter ended April 30, 2021. The Company also recorded $298,711 in deferred revenue, which will be recognized as revenue next quarter and recognized $687,666 of deferred revenue recorded January 31, 2021. The deferred revenue represents orders paid by customers this period but delivered in the following period due to back orders and processing and delivery times. The Company also recorded $164,900 in customer deposits and recognized $188,385 recorded January 31, 2021. The customer deposits are orders paid by customers and canceled in the following period due to back orders or other reasons. There was neither deferred revenue nor customer deposits for the six months ended July 31, 2020.

The Company’s focus continues in growing its proprietary website revenues and the Company was successful in that, increasing its proprietary website revenue by 64%. The company believes this strategy will lead to higher revenues and lower overall costs in the future. Third party website revenue fell by 6% due to listing removals which were a result of unfulfilled orders due to manufacturers failure to provide products in a timely basis.

Gross Profit

We had gross profit of $1,614,895 for the six months ended July 31, 2021, compared to gross profit of $1,497,384 for the six months ended July 31, 2020. Gross profit increased by $117,511 as a result of the increased revenues explained above and partly offset by an increase in cost of revenue due to a change in product mix.

Operating Expenses

The following table shows our operating expenses for the six months ended July 31, 2021 and 2020:

			Change
Operating expenses	2021	2020	$	%
Depreciation	$23,451	$12,598	10,853	86%
Postage, Shipping and Freight	335,749	264,893	70,856	27%
Marketing and Advertising	1,267,324	23,850	1,243,474	5214%
E Commerce Services, Commissions and Fees	725,737	419,267	306,470	73%
Operating lease cost	60,959	68,158	(7,199)	(11%	)
Personnel Costs	759,193	499,604	259,589	52%
General and Administrative	1,113,145	334,865	778,280	232%
Total Operating Expenses	$4,285,558	$1,623,235	2,662,323	164%

•   Depreciation increased by $10,853 due to asset additions in 2021, thus a higher asset value is being depreciated.

•   Postage shipping and freight increased slightly by $70,856 due to higher sales.

•   Marketing and advertising increased by $1,243,474 due to aggressive promotional efforts in 2021 to drive sales to our proprietary websites and build our brands. The Company also made efforts to reduce spending in 2020 on non-essential expenditures as a result of the economic uncertainty presented by the global Covid-19 pandemic.

•   E Commerce Services, Commissions and Fees increased by $306,470 due to higher sales and website development for new website. (AutoParts4Less.com)

•   Operating Lease Cost decreased by $7,199 due to one fewer lease in 2021.

•   Personnel Costs increased by $259,589 mostly due to the lower costs in 2020 which were a result of temporary layoffs because of the Covid-19 pandemic which began in March 2020 and three new employees in 2021. .

•   General and Administrative increased by $778,280 mainly due to higher professional fees , investor relations because of REG A filings and stock based compensation in 2021. In addition in the prior year’s period, the Company reduced expenditures as a result of the Covid-19 pandemic.

Other Income (Expense)

The following table shows our other income and expenses for the six months ended July 31, 2021 and 2020:

			Change
Other Income (Expense)	2021	2020	$	%
Gain (Loss) on Sale of Property and Equipment	$20,345	$464	19,881	4285%
Gain (Loss) on Derivatives	(12,107)	432,199	(444,306)	(103%	)
Gain on Settlement of Debt	963,366	2,172,646	(1,209,280)	(56%	)
Amortization of Debt Discount	(311,936)	(626,811)	314,875	(50%	)
Interest Expense	(308,811)	(270,787)	(38,024)	14%
Total Other Income (Expense)	$350,857	$1,707,711	(1,356,854)	(79%	)

The changes above can be explained by the reduction in convertible debt that started in the prior year’s quarter ended July 31,2020. As a result of the debt exchanges and settlements, the gain on settlement of debt was higher and there were reductions in amortization expense and due to the lower debt. Interest expense increased as a result of new loans in the current year’s quarter. The higher loss on derivatives in 2020 is a function of the market factors in the valuation of the derivative liability described in Note 10.

We had net loss of $2,319,806 for the six months ended July 31, 2021, compared to net income of $1,581,860 for the six months ended July 31, 2020. The decrease in net income was mainly due to the gain on settlement of debt as well as the large increase in operating expenses as explained in the discussion above.

Results of Operations for the Three Months Ended July 31, 2021 Compared to the Three Months Ended July 31, 2020

The following table shows our results of operations for the three months ended July 31, 2021 and 2020. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

			Change
	2021	2020	$	%
Total Revenues	$2,586,673	2,927,209	$(340,536)	(12%	)
Gross Profit	652,689	925,617	(272,928)	(29%	)
Total Operating Expenses	2,080,994	842,507	1,238,487	147%
Total Other Income (Expense)	(323,944)	311,852	(635,796)	(204%	)
Net Income (Loss)	$(1,752,249)	$394,962	$(2,147,211)	(544%	)

Revenue

The following table shows revenue split between proprietary and third-party website revenue for the three months ended July 31, 2021 and 2020:

			Change
	2021	2020	$	%
Proprietary website revenues	$1,823,709	1,294,014	$529,695	41%
Third party website revenues	762,964	1,633,195	(870,231)	(53%	)
Total Revenues	$2,586,673	$2,927,209	$(340,536)	(12%	)

We had total revenue of $2,586,673 for the three months ended July 31, 2021, compared to $2,927,209 for the three months ended July 31, 2020. Sales decreased by $340,536 due to lower than expected third party revenues. The Company also recorded $298,711 in deferred revenue, which will be recognized as revenue next quarter and recognized $981,830 from last quarter. The deferred revenue represents orders paid by customers this period but delivered in the following period due to back orders and processing and delivery times. The Company also recorded $164,900 in customer deposits for the three months ended July 31, 2021 and recognized $268,932 from the prior quarter. The customer deposits are orders paid by customers and canceled in the following period due to back orders or other reasons.

The Company’s focus continues in growing its proprietary website revenues and the Company was successful in that, increasing its proprietary website revenue by 41%. Third party website revenue fell by 53% due to listing removals which were a result of unfulfilled orders due to manufacturers failure to provide products in a timely basis.

Gross Profit

We had gross profit of $652,689 for the three months ended July 31, 2021, compared to gross profit of $925,617 for the three months ended July 31, 2020. Gross profit decreased by $272,928 as a result of the decreased revenues explained above.

Operating Expenses

The following table shows our operating expenses for the three months ended July 31, 2021 and 2020:

			Change
Operating expenses	2021	2020	$	%
Depreciation	$12,716	$5,951	6,765	114%
Postage, Shipping and Freight	142,562	151,755	(9,193)	(6%	)
Marketing and Advertising	659,290	5,782	653,508	11302%
E Commerce Services, Commissions and Fees	309,610	252,848	56,762	22%
Operating lease cost	30,480	34,079	(3,599)	(11%	)
Personnel Costs	461,700	232,869	228,831	98%
General and Administrative	464,636	159,223	305,413	192%
Total Operating Expenses	$2,080,994	$842,507	1,238,487	147%

•   Depreciation increased by $6,765 due to two new vehicles acquired last quarter.

•   Postage shipping and freight decreased by $9,193 due to lower sales.

•   Marketing and advertising increased by $653,308 due to aggressive promotional efforts in 2021 to drive sales to our proprietary websites and build our brands. Note for the three months ended July 31, 2020 the Company had reduced spending due to the Covid 19 pandemic.

•   E Commerce Services, Commissions and Fees increased by $56,762 due to website development for new website. (AutoParts4Less.com)

•   Operating Lease Cost decreased by $3,599 due to one less operating lease in 2021.

•   Personnel Costs increased by $228,831 due to temporary layoffs in the prior year’s quarter commencing March 2020 as a result of the Covid-19 pandemic.

•   General and Administrative in increased by $305,413 due to increases in investor relations costs as a result of the REG A subscription offering, professional fees due to reporting and business requirements, and stock based compensation on warrants issued this current quarter. Note for the three months ended July 31, 2020, the Company had reduced spending significantly due to the Covid 19 pandemic.

Other Income (Expense)

The following table shows our other income and expenses for the three months ended July 31, 2021 and 2020:

			Change
Other Income (Expense)	2021	2020	$	%
Gain (Loss) on Sale of Property and Equipment	$20,345	$464	19,881	4285%
Gain on Settlement of Debt	49,317	—	49,317	—
Gain (Loss) on Derivatives	(16,294)	506,979	(523,273)	(103%	)
Amortization of Debt Discount	(183,408)	(47,898)	(135,510)	283%
Interest Expense	(193,904)	(147,693)	(46,211)	31%
Total Other Income (Expense)	$(323,944)	$311,852	(635,796)	(204%	)

The higher loss on derivatives is a function of the market factors in the valuation of the derivative liability described in Note 10. Amortization expense and interest increased due to new notes this current quarter.

We had a net loss of $1,752,249 for three months ended July 31, 2021, compared to net income of $394,962 for three months ended July 31, 2021. The decrease in net income was mainly due to the gain on derivatives that occurred in the three months ended July 31, 2020 and the higher operating expenses, specifically marketing, investor relations and professional fees in the three months ended July 31, 2021.

Liquidity and Capital Resources

Management believes that we will continue to incur losses for the immediate future. Therefore, we will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the three months ended July 31, 2021, we have increased revenue and are working to achieve positive cash flows from operations.

As of July 31, 2021, we had a cash balance of $382,491, share subscription receivable of $4,195, inventory of $318,107 and $4,930,982 in current liabilities. At the current cash consumption rate, we will need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	July 31, 2021	January 31, 2021
Current assets	$723,737	$715,083
Current liabilities	4,930,982	5,059,138
Working capital (deficits)	$(4,207,245)	$(4,344,055)

Net cash used in operations for the six months ended July 31, 2021 was $3,286,331 as compared to net cash used in operations of $160,227 for the six months ended July 31, 2020. Net cash used in investing activities for the six months ended July 31, 2021 was $9,940 as compared to cash flows provided in investing activities of $9,750 for the same period in 2020. Net cash provided by financing activities for the six months ended July 31, 2021 was $3,401,098 as compared to $109,643 for the six months ended July 31, 2020.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures can become effective. Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended July 31, 2021 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

The 4Less Group, Inc.

By: /s/ Timothy Armes

Timothy Armes

Chairman (Director), Chief Executive Officer, President, Secretary and Treasurer

Date: September 14, 2021

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document. **

101.SCH	Inline XBRL Taxonomy Extension Schema Document **

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document **

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) **

__________

*   Filed herewith.

**   In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”