Form 10-Q
period 2021-10-31
4Less Group, Inc.
filed 2021-12-15
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

Yes [_]    No [X]

As of December 10, 2021, there were 3,410,235 shares of Common Stock of the issuer outstanding.

PART 1: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE 4LESS GROUP, INC.

Condensed Consolidated Balance Sheets

	October 31, 2021	January 31, 2021
	Unaudited	(*)
Assets
Current Assets
Cash and Cash Equivalents	$350,299	$277,664
Share Subscriptions Receivable	2,301	100,000
Inventory	401,444	323,411
Prepaid Expenses	10,848	11,859
Other Current Assets	41,419	2,149
Total Current Assets	806,311	715,083
Operating Lease Assets	270,187	344,413
Deferred Offering Costs	282,000	—
Property and Equipment, net of accumulated depreciation of $109,468, and $88,823	234,338	80,027

Total Assets	$1,592,836	$1,139,523

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$1,089,619	$869,765
Accrued Liabilities	646,964	1,382,839
Accrued Expenses – Related Party	46,173	106,173
Customer Deposits	220,776	188,385
Deferred Revenue	241,292	687,766
Short-Term Debt	3,132,568	716,142
Current Operating Lease Liability	103,874	90,286
Short-Term Convertible Debt, net of debt discount of $354,526 and $309,317	594,774	336,683
Derivative Liabilities	391,868	213,741
PPP Loan-current portion	—	43,294
Current Portion – Long-Term Debt	25,076	424,064
Total Current Liabilities	6,492,984	5,059,138

Non-Current Lease Liability	160,770	244,049
PPP Loan -long term portion	—	166,153
Long-Term Debt	125,286	890,373

Total Liabilities	6,779,040	6,359,713

Commitments and Contingencies	—	—
Redeemable Preferred Stock
Series D Preferred Stock, $0.001 par value, 870 shares authorized, 870 and 870 shares issued and outstanding	870,000	870,000

Stockholders’ Deficit
Preferred Stock – Series A, $0.001 par value, 330,000 shares authorized, 0 and 0 shares issued and outstanding	—	—
Preferred Stock – Series B, $0.001 par value, 20,000 shares authorized, 20,000 and 20,000 shares issued and outstanding	20	20
Preferred Stock – Series C, $0.001 par value, 7,250 shares authorized, 7,250 and 7,250 shares issued and outstanding	7	7
Common Stock, $0.000001 par value, 15,000,000 shares authorized, 3,410,235 and 1,427,163 shares issued, issuable and outstanding	3	1
Additional Paid In Capital	19,212,123	14,291,759
Accumulated Deficit	(25,268,357)	(20,381,977)
Total Stockholders’ Deficit	(6,056,204)	(6,090,190)

Total Liabilities and Stockholders’ Deficit	$1,592,836	$1,139,523

*	Derived from audited information

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended October 31, 2021 and October 31, 2020

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2021	October 31, 2020	October 31, 2021	October 31, 2020

Revenue	$3,114,062	$2,334,826	$9,429,519	$7,262,106

Cost of Revenue	2,274,564	1,861,130	6,975,126	5,291,026

Gross Profit	839,498	473,696	2,454,393	1,971,080

Operating Expenses:
Depreciation	12,479	6,299	35,930	18,897
Postage, Shipping and Freight	94,356	113,702	430,105	378,595
Marketing and Advertising	609,252	25,497	1,876,576	49,347
E Commerce Services, Commissions and Fees	434,832	222,425	1,160,569	641,692
Operating lease cost	30,478	23,279	91,437	91,437
Personnel Costs	319,256	330,184	1,078,449	829,788
PPP loan forgiveness	(209,447)	—	(209,447)	—
General and Administrative	1,569,721	263,619	2,682,866	598,484
Total Operating Expenses	2,860,927	985,005	7,146,485	2,608,240

Net Operating Income (Loss)	(2,021,429)	(511,309)	(4,692,092)	(637,160)

Other Income (Expense)
Gain (Loss) on Sale of Property and Equipment	—	—	20,345	464
Gain (Loss) on Derivatives	(76,444)	(939,873)	(88,551)	(507,674)
Gain on Settlement of Debt	41,249	2,845,742	1,004,615	5,018,388
Amortization of Debt Discount	(130,139)	(67,357)	(442,075)	(694,168)
Interest Expense	(379,811)	(227,130)	(688,622)	(497,917)
Total Other Income (Expense)	(545,145)	1,611,382	(194,288)	3,319,093

Net Income (Loss)	$(2,566,574)	$1,100,073	$(4,886,380)	$2,681,933

Basic Weighted Average Shares Outstanding;	3,198,658	1,067,074	2,572,772	797,126
Basic Income (Loss) per Share	$(0.80)	$1.03	$(1.90)	$3.36

Diluted Average Shares Outstanding;	3,198,658	5,268,957	2,572,772	4,999,009
Diluted Income (Loss) per Share	$(0.80)	$(0.13)	$(1.90)	$(0.13)

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended October 31, 2021 and October 31, 2020

(Unaudited)

	Preferred Series A		Preferred Series B		Preferred Series C		Common Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at January 31, 2020	—	$—	20,000	$20	6,750	$7	538,464	$1	$13,449,336	$(21,569,153)	$(8,119,789)

Conversion of Notes Payable to Common Stock	—	—	—	—	—	—	82,361	—	3,399	—	3,399

Derivative Liability Reclassified as Equity Upon Conversion of notes	—	—	—	—	—	—	—	—	8,104	—	8,104

Exchange of Debt	—	—	—	—	250	—	—	—	9,105	—	9,105

Net Income	—	—	—	—	—	—	—	—	—	1,186,898	1,186,898

Balance at April 30, 2020	—	$—	20,000	$20	7,000	$7	620,825	$1	$13,469,944	$(20,382,255)	$(6,912,283)

Conversion of Notes Payable to Common Stock	—	—	—	—	—	—	284,147	—	7,656	—	7,656

Derivative Liability Reclassified as Equity Upon Conversion of notes	—	—	—	—	—	—	—	—	12,081	—	12,081

Net Income	—	—	—	—	—	—	—	—	—	394,962	394,962

Balance at July 31, 2020	—	$—	20,000	$20	7,000	$7	904,972	$1	$13,489,681	$(19,987,293)	$(6,497,584)

Conversion of Notes Payable and Accrued Interest to Common Stock	—	—	—	—	—	—	211,987	—	4,757	—	4,757

Issuance of Shares as Commitment Fee for Loan	—	—	—	—	—	—	19,685	—	50,000	—	50,000

Issuance of Shares to Repay Accrued Expense Related Party	—	—	—	—	—	—	45,000	—	18,900	—	18,900

Issuance of Class C Shares as Part of Debt Settlement	—	—	—	—	150	—	—	—	20,290	—	20,290

Issuance of Class C Shares Repay Accrued Expense Related Party	—	—	—	—	100	—	—	—	11,177	—	11,177

Issuance of 950,000 Warrants as Part of Debt Settlement	—	—	—	—	—	—	—	—	351,500	—	351,500

Net Income (Loss)	—	—	—	—	—	—	—	—	—	1,100,073	1,100,073

October 31, 2020	—	$—	20,000	$20	7,250	$7	1,181,644	$1	$13,946,305	$(18,887,220)	$(4,940,887)

	Preferred Series A		Preferred Series B		Preferred Series C		Common Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at January 31, 2021	—	—	20,000	20	7,250	7	1,427,163	1	14,291,759	(20,381,977)	(6,090,190)

Common Stock Issued as Payment for Fees	—	—	—	—	—	—	50,000	—	107,500	—	107,500

Issuance of Common Stock as Part of REG A Subscription	—	—	—	—	—	—	1,097,250	1	2,194,499	—	2,194,500

Rounding	—	—	—	—	—	—	—	1	—	—	1

Net (Loss)	—	—	—	—	—	—	—	—	—	(567,557)	(567,557)

Balance at April 30, 2021	—	$—	20,000	$20	7,250	$7	2,574,413	$3	$16,593,758	$(20,949,534)	$(4,355,746)

Conversion of Notes Payable and Accrued Interest and Fees to Common Stock	—	—	—	—	—	—	30,000	—	59,100	—	59,100

Derivative Liability Reclassified as Equity Upon Conversion of Notes	—	—	—	—	—	—	—	—	17,640	—	17,640

Issuance of shares	—	—	—	—	—	—	104,750	—	200,500	—	200,500

Relative fair value of equity issued with debt	—	—	—	—	—	—	91,810	—	59,801	—	59,801

Issuance of warrants	—	—	—	—	—	—	—	—	600,000	—	600,000

Net (Loss)	—	—	—	—	—	—	—	—	—	(1,752,249)	(1,752,249)

Balance at July 31, 2021	—	$—	20,000	$20	7,250	$7	2,800,973	$3	$17,530,799	$(22,701,783)	$(5,170,954)

Conversion of Notes Payable and Accrued Interest and Fees to Common Stock	—	—	—	—	—	—	59,771	—	102,341	—	102,341

Derivative Liability Reclassified as Equity Upon Conversion of Notes	—	—	—	—	—	—	—	—	58,504	—	58,504

Share Issuances, Net of Issuance Costs of $359,445	—	—	—	—	—	—	521,000	—	392,924	—	392,924

Share Issuance for fees	—	—	—	—	—	—	13,011	—	30,055	—	30,055

Additional Shares Issued as Part of Relative Fair Value for Debt	—	—	—	—	—	—	15,480	—	—	—	—

Options Issued to Director and CEO	—	—	—	—	—	—	—	—	585,000	—	585,000

Warrants Issued for Fees	—	—	—	—	—	—	—	—	512,500	—	512,500

Net (Loss)	—	—	—	—	—	—	—	—	—	(2,566,574)	(2,566,574)

Balance at October 31, 2021	—	$—	20,000	$20	7,250	$7	3,410,235	$3	$19,212,123	$(25,268,357)	$(6,056,204)

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

THE 4LESS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended October 31, 2021 and October 31, 2020

(Unaudited)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(4,886,380)	$2,681,933
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation	35,930	18,897
Reduction of Right of Use	69,691	—
Accretion of Lease	21,746	—
(Gain) loss in Fair Value on Derivative Liabilities	88,551	507,674
Amortization of Debt Discount	442,075	694,168
Original Issue Discount on Notes to Interest Expense	—	69,750
Loan Penalties Capitalized to Loan and Accrued Interest	28,000	3,394
Stock Based Payment of Consulting Fees and Shares	303,555	50,000
Stock Based Compensation on Options and Warrants	1,097,500	—
Gain on Sale of Property and Equipment	(20,345)	(464)
PPP Loan Forgiveness	(209,447)	—
Gain on Settlement of Debt	(1,004,615)	(5,018,388)
Change in Operating Assets and Liabilities:
(Increase) Decrease in Inventory	(78,033)	72,268
Decrease in Prepaid Rent and Expenses	5,546	21,606
(Increase) Decrease in Other Current Assets	(39,270)	(2,853)
Increase in Accounts Payable	230,225	31,236
Increase in Accrued Expenses	137,440	293,289
Operating Lease Payments	(91,437)	—
Decrease in Accrued Expenses -Related Party	(60,000)	—
Increase in Customer Deposits	32,391	—
Decrease in Deferred Revenue	(446,474)	—
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(4,343,351)	(577,490)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds of Sales of Property and Equipment	25,060	9,750
Purchase of Property and Equipment	(43,628)	—
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES	(18,568)	9,750

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Shares, Net of Issuance Costs	3,037,625	—
Proceeds from Short Term Debt	1,568,472	635,000
Proceeds from Convertible Notes Payable	699,525	210,250
Payments on Short Term Debt	(449,386)	(370,824)
Proceeds from PPP Loan	—	209,447
Payments on Long Term Debt	(14,857)	(2,856)
Payments on Convertible Notes Payable	(406,825)	(14,329)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,434,554	666,688

NET INCREASE IN CASH	72,635	98,948

CASH AT BEGINNING OF PERIOD	277,664	162,124

CASH AT END OF PERIOD	$350,299	$261,072

Supplemental Disclosure of Cash Flows Information:
Cash Paid for Interest	$345,868	$49,638
Convertible Notes Interest and Derivatives Converted to Common Stock	$237,085	$35,997
Stock Issued to Related Party in Payment of Accrued Expenses	$—	$30,077
Operating Lease Asset to Operating Lease Liability	$—	$39,494
Fair Value of Instruments Issued With Debt	$487,284	$—
Issuance of Warrants to Deferred Offering Costs	$600,000	$—
Deferred Offering Costs Against Share Proceeds	$312,000	$—
Loans to acquire Fixed Assets	$151,327	$—

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

Use of Estimates:

In order to prepare financial statements in conformity with accounting principles generally accepted in the United States, management must make estimates, judgments and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. The ultimate resolution of issues requiring these estimates and assumptions could differ significantly from resolution currently anticipated by management and on which the financial statements are based.  The most significant estimates included in these consolidated financial statements are those associated with the assumptions used to value derivative liabilities, options and warrants.

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

Concentrations

Cost of Goods Sold

For the nine months ended October 31, 2021 the Company purchased approximately 58% of its inventory and items available for sale from third parties from three vendors. As of October 31, 2021, the net amount due to the vendors included in accounts payable was $440,977. For the nine months ended October 31, 2020 the Company purchased approximately 55% of its inventory and items available for sale from third parties from three vendors. As of October 31, 2020, the net amount due to those vendors included in accounts payable was $393,729. The Company believes there are numerous other suppliers that could be substituted should a supplier become unavailable or non-competitive.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of October 31, 2021:

	October 31, 2021	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities – embedded redemption feature	$391,868	$—	$—	$391,868
Totals	$391,868	$—	$—	$391,868

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

The fair value of the derivative liability is determined using a lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, historical stock price volatility, the expected term, and both high risk and the risk-free interest rate. The most sensitive inputs to the model are for expected time for the holder to convert or be repaid and the estimated historical volatility of the Company’s common stock.  However, because the historical volatility of the Company’s common stock is so high (see Note 10), the sensitivity required to change the liability by 1% as of October 31, 2021 is greater than 25% change in historical volatility as of that date.  The other inputs, such as risk free rate, high yield cash rate and stock price all have a sensitivity for a 1% change in the input variable results in a significantly less than 1% change in the calculated derivative liability.

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

Disaggregation of Revenue: Channel Revenue

The following table shows revenue split between proprietary and third party website revenue for the nine months ended October 31, 2021 and 2020:

			Change
	2021	2020	$	%
Proprietary website revenue	$6,339,478	3,704,215	$2,635,263	71%
Third party website revenue	3,090,041	3,557,891	(467,850)	(13%	)
Total Revenue	$9,429,519	$7,262,106	$2,167,413	30%

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

NOTE 2 – GOING CONCERN AND FINANCIAL POSITION

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $25,268,357 as of October 31, 2021 and has a working capital deficit at October 31, 2021 of $5,686,673. As of October 31, 2021, the Company only had cash and cash equivalents of $350,299 and approximately $1,836,000 of short-term debt in default. The short-term debt agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. Our current liquidity position raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – PROPERTY

The Company capitalizes all property purchases over $1,000 and depreciates the assets on a straight-line basis over their useful lives of 3 years for computers and 7 years for all other assets. Property consists of the following at October 31, 2021 and January 31, 2021:

	October 31, 2021	January 31, 2021
Office furniture, fixtures and equipment	$94,042	$85,413
Shop equipment	43,004	43,004
Vehicles	206,760	40,433
Sub-total	343,806	168,850
Less: Accumulated depreciation	(109,468)	(88,823)
Total Property	$234,338	$80,027

Additions to fixed assets for the nine months ended October 31, 2021 and were $186,327 with $35,000 paid in cash and $151,327 financed through vehicle loans foe vehicles and an additional $8,628 acquired in equipment. Additions to fixed assets were nil for the nine months ended October 31, 2020.

For the nine months ended October 31, 2021, vehicles having a cost of $20,000 and a net book value of $4,715 was disposed of. Proceeds received of $25,060 and a gain on sale of property and equipment of $20,345 were recorded.

Office equipment having a cost of $9,750 and a net book value of $9,286 was disposed of during the nine months ended October 31, 2020. Proceeds received of $9,750 and a gain on sale of property and equipment of $464 were recorded.

Depreciation expense was $12,479 and $6,299 for the three months ended October 31, 2021 and October 31, 2020, respectively.

Depreciation expense was $35,930 and $18,897 for the six months ended October 31, 2021 and October 31, 2020, respectively.

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

Below is a summary of our lease assets and liabilities at October 31, 2021 and January 31, 2021.

Leases	Classification	October 31, 2021	January 31, 2021
Assets
Operating	Operating Lease Assets	$270,187	$344,413
Liabilities
Current
Operating	Current Operating Lease Liability	$103,874	$90,286
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	160,770	244,049
Total lease liabilities		$264,644	$334,335

Note: As most of our leases do not provide an implicit rate, we use our incremental borrowing rate of 8% based on the information available at commencement date in determining the present value of lease payments.

CAM charges were not included in operating lease expense and were expensed in general and administrative expenses as incurred.

Operating lease cost and rent was $30,478 and $23,279 for the three months ended October 31, 2021 and October 31, 2020, respectively.

Operating lease cost and rent was $91,437 and $91,437 for the six months ended October 31, 2021 and October 31, 2020, respectively.

NOTE 5 – CUSTOMER DEPOSITS

The Company receives payments from customers on orders prior to shipment. At October 31, 2021 the Company had received $220,776 (January 31, 2021- $188,385) in customer deposits for orders that were unfulfilled at October 31, 2021 and canceled subsequent to quarter end. The orders were unfulfilled at October 31, 2021 because of supply chain issues due to supplier back-orders. The deposits were returned to the customers subsequent to October 31, 2021.

NOTE 6 – DEFERRED REVENUE

The Company receives payments from customers on orders prior to shipment. At October 31, 2021 the Company had received $241,292 (January 31, 2021- $687,766) in customer payments for orders that were unfulfilled at October 31, 2021 and delivered subsequent to October 31, 2021. The orders were unfulfilled at October 31, 2021 because of supply chain issues due to supplier back-orders as well as processing and delivery timing for those orders received close to quarter end.

NOTE 7 – PPP LOAN

On May 2, 2020 the Company entered into a Paycheck Protection Promissory (PPP) Note Agreement whereby the lender would advance proceeds of $209,447 at a fixed rate of 1% per annum and a May 2, 2022 maturity. The loan was repayable in monthly installments of $8,818 commencing September 2, 2021 and continuing on the second day of every month thereafter until maturity when any remaining principal and interest are due and payable. On September 22, 2021 the loan was forgiven and was recorded as a gain in operating expenses.

NOTE 8 – SHORT-TERM AND LONG-TERM DEBT

The components of the Company’s debt as of October 31, 2021 and January 31, 2021 were as follows:

	October 31,		January 31,
	2021		2021
Loan dated October 8, 2019, and revised February 29, 2020 and November 10, 2010 repayable June 30, 2022 with an additional interest payment of $20,000(3)	$97,340	*	$102,168
SFS Funding Loan, original loan of $389,980 January 8, 2020, 24% interest, weekly payments of $6,006, maturing July 28, 2021(2), fully repaid	—	*	161,227
Forklift Note Payable, original note of $20,433 Sept 26, 2018, 6.23% interest, 60 monthly payments of $394.54 ending August 2023(1)	9,227	#	12,269
Vehicle loan original loan of $93,239 February 16, 2021, 2.90 % interest. 72 monthly payments of $1,414 beginning on April 2, 2021 and ending on March 2, 2027. Secured by vehicle having net book value of $94,316.	84,975	#	—
Vehicle loan original loan of $59,711 March 20,2021, 7.89% interest. 72 monthly payments of $1,048 beginning on May 4, 2021 and ending on April 4, 2027. Secured by vehicle having net book value of $87,575.	56,160	#	—
Working Capital Note Payable - $700,000, dated October 29, 2021, repayment of $17,904 per week until Oct 29, 2022, interest rate of approximately 31%(2,4,7)	690,053	*	—
Working Capital Note Payable - $650,000, dated October 25, 2021, repayment of $15,875 per week until October 25, 2022, interest rate of approximately 26%(2,4,8)	640,260	*	—
Demand loan - $5,000 dated February 1, 2020, 15% interest, 5% fee on outstanding balance	5,000	*	5,000
Demand loan - $2,500, dated March 8, 2019, 25% interest, 5% fee on outstanding balance	2,500	*	2,500
Demand loan - $65,500 dated February 27, 2019, 25% interest, 5% fee on outstanding balance, Secured by the general assets of the Company	12,415	*	12,415
Promissory note -$60,000 dated September 18, 2020 maturing September 18, 2021, including $5,000 original issue discount, 15% compounded interest payable monthly	60,000	*^	60,000
Promissory note -$425,000 dated August 28, 2020, including $50,000 original issue discount, 15% compounded interest payable monthly. This notes matures when the Company receives proceeds through a financing event of $825,000 plus accrued interest on the note. (5)	425,000	*^	425,000
Promissory note -$1,200,000 dated August 28, 2020, maturing August 28, 2022, 12% interest payable monthly with the first six months interest deferred until the 6th month and added to principal. (6)	1,200,000	*^	1,200,000
Promissory note -$50,000 dated August 31, 2020, maturing February 28, 2021, 10% interest payable accrued monthly payable at maturity Fully repaid at April 30, 2021	—	*	50,000
Total	$3,282,930		$2,030,579

	October 31,	January 31,
	2021	2021
Short-Term Debt	$3,132,568	$716,142
Current Portion Of Long-Term Debt	25,076	424,064
Long-Term Debt	125,286	890,373
	$3,282,930	$2,030,579

____________________

^	In default
*	Short-term loans
#	Long-term loans of $9,227 including current portion of $3,913
$56,160 including current portion $7,730
$84,975 including current portion $13,433
(1)	Secured by equipment having a net book value of $10,242
(2)	The amounts due under the note are personally guaranteed by an officer or a director of the Company.
(3)	On November 10, 2020 the Company amended the agreement extending the maturity to June 30, 2022 from April 8, 2021 and changing monthly payments to $0 from $5,705 and interest rate from 13% to a $20,000 lump sum payable at maturity.
(4)	The Company has pledged a security interest on all accounts receivable and banks accounts of the Company.
(5)	Financing event would be a sale or issuance of assets, debt, shares or any means of raising capital. As the Company expects has entered into such a transaction the loan has reached maturity and is treated as current. No notice has been issued by the lender. .
(6)	Secured by all assets of the Company. Loan payable in 2 instalments, $445,200 payable August 28, 2021 and $826,800 payable August 28, 2022. The first instalment has not been paid so under default the loan has matured and is now current. No notice has been issued by the lender.
(7)	This loan replaces $500,000 loan dated June 4, 2021, $422,009 proceeds were used to repay this loan, net cash received was $253,491 after payment of $26,500 in fees.
(8)	This loan replaces $500,000 loan dated June 4, 2021, $359,919 proceeds were used to repay this loan, net cash received was $267,606 after payment of $22,475 in fees.

NOTE 9 – SHORT-TERM CONVERTIBLE DEBT

The components of the Company’s debt as of October 31, 2021 and January 31, 2021 were as follows:

	Interest	Default Interest	Conversion	Outstanding Principal at
Maturity Date	Rate	Rate	Price	October 31, 2021	January 31, 2021
Nov 4, 2013(a)	12%	12%	$1,800,000	$100,000	$100,000
Jan 31, 2014(a)	12%	18%	$2,400,000	16,000	16,000
July 31, 2013(a)	12%	12%	$1,440,000	5,000	5,000
Jan 31, 2014(a)	12%	12%	$2,400,000	30,000	30,000
Oct. 12, 2021	12%	16%	(1)	—	230,000
Nov. 16, 2021	12%	16%	(1)	—	100,000
Nov. 23, 2021	12%	16%	(1)	33,000	165,000
July 7, 2022	12%	16%	(2)	231,000	—
July 12, 2022	12%	16%	$2.00	355,000	—
July 23, 2022	10%	22%	(2)	179,300	—
Sub-total				949,300	646,000
Debt Discount				(354,526)	(309,317)
				$594,774	$336,683

____________________

(a)	In default
(1)	Closing bid price on the day preceding the conversion date.
(2)	Closing bid price on the day preceding the conversion date in the event of default.

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

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that some instruments should be classified as liabilities due to there being a variable number of shares to be delivered upon settlement of the above conversion options. The instruments are measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a discount to the note on the debt modification date. For the nine months ended October 31, 2021 and 2020, the Company recorded amortization of debt discount expense of $442,075 and $694,168, respectively. For the three months ended October 31, 2021 and 2020, the Company recorded amortization of debt discount expense of $130,139 and $67,357, respectively.

During the nine months ended October 31, 2021, the Company converted a total of $125,000 of the convertible notes, $27,691 of accrued interest and $7,500 of fees into 89,771 common shares.

During the nine months ended October 31, 2021 and October 31, 2020 the Company added $28,000 and $3,394 in penalty interest to the loan, respectively.

The Company had accrued interest payable of $223,298 and $240,713 on the notes at October 31, 2021 and January 31, 2021, respectively.

As of October 31, 2021, the Company had $151,000 of aggregate debt in default. The agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. The Company continues to accrue interest at the listed rates, and plans to seek their conversion or payoff within the next twelve months.

NOTE 10 – DERIVATIVE LIABILITIES

As of October 31, 2021 and January 31, 2021, the Company had derivative liabilities of $391,868 and $213,741, respectively. During the three months ended October 31, 2021 and 2020, the Company recorded losses of $76,444 and $939,873, respectively, from the change in the fair value of derivative liabilities. During the nine months ended October 31, 2021 and 2020, the Company recorded losses of $88,551 and $507,764, respectively, from the change in the fair value of derivative liabilities. Any liabilities resulting from the warrants outstanding are immaterial.

The derivative liabilities are valued as a level 3 input for valuing financial instruments.

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended October 31, 2021. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs.

Level 3
Derivatives
Balance, January 31, 2021	$213,741
Settlement due to Repayment of Debt	(151,163)
Changes due to Issuance of New Convertible Notes	316,883
Changes due to Conversion of Notes Payable	(76,144)
Mark to Market Change in Derivatives	88,551
Balance, October 31, 2021	$391,868

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices which are linked to the trading and/or bid prices of the Company’s common stock as traded on the OTC market.

As the price of the common stock varies it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date.

The fair value of the derivative liability is determined using the lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of October 31, 2021 is as follows:

Embedded Derivative Liability As of October 31, 2021
Strike price	$1.24 - $2.25
Contractual term (years)	0.25 - 0.72 years
Volatility (annual)	59.8% - 125.2%
High yield cash rate	21.79% - 22.80%
Underlying fair market value	$1.24
Risk-free rate	0.28% - 0.33%
Dividend yield (per share)	0%

NOTE 11 – STOCKHOLDERS’ DEFICIT

Preferred Stock:

The Series A Preferred Stock has an automatic forced conversion into common stock upon the completion of the repurchase or extinguishing of all “toxic” debt (notes having conversion features tied to the Company’s common stock), the extinguishing of all other existing dilutive debt or equity structures, and total recapitalization of the Company. As of both October 31, 2021, and January 31, 2021 the Company had 0 shares of Series A Preferred issued and outstanding and 330,000 authorized with a par value of $0.001 per share.

At both October 31, 2021 and January 31, 2021, there were 20,000 and 20,000 Series B preferred shares outstanding, respectively. The Series B Preferred Stock have voting rights equal to 51% of the total voting rights at any time. There are no conversion rights granted holders of Series B Preferred shares, they are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 20,000 Series B preferred shares authorized and issued of the Series B Preferred Stock with a par-value of $0.001 per share.

At both October 31, 2021 and January 31, 2021, there were 7,250 and 7,250 Series C preferred shares outstanding, respectively. The Series C Preferred Stock have the right to convert into the common stock of the Company by multiplying the number of issued and outstanding shares of common stock by 2.63 on the conversion date. The holders of Series C Preferred shares are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 7,250 Series C preferred shares authorized and issued with a par-value of $0.001 per share. The Series C Preferred Stock shall eventually convert on December 31, 2024.

At both October 31, 2021 and January 31, 2021, there were 870 Series D preferred shares authorized and outstanding, respectively which with a par value $.001. All shares of Series D Preferred Stock will rank subordinate and junior to all shares of Series A, B and C of Preferred Stock of the Corporation and pari passu with any of the Corporation’s preferred stock hereafter created as to distributions of assets upon dissolution or winding up of the Corporation, whether voluntary or involuntary. These shares are non-voting, do not receive dividends and are redeemable according to the terms set out as follows:

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

Neither the Company nor any Series D preferred stockholders has given notice to exercise the redemption as of October 31, 2021 on the date of the financial statements.

Because the holders of the Series D preferred stock have the right to demand cash redemption, the cumulative amount of the redemption feature is included in Temporary Equity as of October 31, 2021 and January 31, 2021.

Common Stock

The Company is authorized to issue 15,000,000 common shares at a par value of $0.000001 per share. These shares have full voting rights. The share capital has been retrospectively adjusted accordingly to reflect these reverse stock splits. At October 31, 2021 and January 31, 2021 there were 3,410,235 and 1,427,163 shares outstanding and issuable, respectively.  No dividends were paid in the nine months ended October 31, 2021 or 2020. The Company’s articles of incorporation include a provision that the Company is not allowed to issue fractional shares.

The Company issued the following shares of common stock in the nine months ended October 31, 2021:

The Company issued 1,723,000 shares for $3,037,625. The company received $2,224,805 in cash proceeds with the remaining $2,301 recorded as share proceeds receivable. A lender converted $125,000 of the convertible notes, $27,691 of accrued interest and $7,500 of fees into 89,771 common shares. The Company issued 63,011 shares with a fair value of $137,555 as payment for fees to consultants. The Company issued 107,290 shares to lenders as commitment fee with a relative fair value of $59,801.

Options and Warrants:

The Company has 500,000 options outstanding as of October 31, 2021 and nil as of January 31, 2021.

The Company recorded option and warrant expense of $1,097,500 and $1,263,500 for both the three and nine months ended October 31, 2021, respectively. The Company recorded option and warrant expense of nil for both the three and nine months ended October 31, 2020.

For the three and nine months ended October 31 ,2021 the Company issued the following warrants:

On July 27, 2021, the Company issued a warrant to Triton Funds LP (“Triton”) to acquire 300,000 shares of the Company’s common stock as part of the Common Stock Purchase Agreement with Triton which allows Triton to purchase shares of our common stock and which was included in the Registration Statement on Form S-1 the Company filed on August 5, 2021 and which went effective on August 18, 2021 (see Note 16). The table A below provides the significant estimates used that resulted in the Company determining the fair value of the warrant at $600,000, which has been recorded as a deferred offering cost. In the event that Triton requests purchases of the Company’s common stock that total less than $600,000, the deferred offering costs will be expenses as professional fees.

Table A

Expected volatility	2181%
Exercise price	$2.11
Stock price	$2.00
Expected life	3 years
Risk-free interest rate	0.37%
Dividend yield	0%

On August 26, 2021, the Company issued a warrant to consultant to acquire 250,000 shares of the Company’s common stock. The table B below provides the significant estimates used that resulted in the Company determining the fair value of the warrant at $512,500, which has been recorded as consulting fees.

Table B

Expected volatility	2174%
Exercise price	$1.50
Stock price	$2.05
Expected life	3 years
Risk-free interest rate	0.46%
Dividend yield	0%

For the three and nine months ended October 31, 2020, the Company issued a warrant to acquire 950,000 shares of stock as part of a debt settlement transaction describe in Note 7. The Warrant gives the holder the right to cash settle the warrants if a fundamental transaction as defined in the warrants occurs. However, a member of management and shareholder of the Company who controls approximately 60% of all voting shares would decide if a fundamental transaction would occur. The Company currently is not considering any fundamental transactions. Based on the above the Company used a Black Scholes model to record the value of the warrant. The warrants having a fair value of $351,500 with a corresponding increase in additional paid-in capital valued using the Black-Scholes option pricing model according to the following assumptions:

Expected volatility	506.8%
Exercise price	$0.40
Stock price	$0.37
Expected life	3 years
Risk-free interest rate	0.19%
Dividend yield	0%

The Company had the following fully vested warrants outstanding at October 31, 2021:

Issued To	# Warrants	Dated	Expire	Strike Price	Expired	Exercised
Lender	950,000	08/28/2020	08/28/2023	$0.40 per share	N	N
Broker	2,500	10/11/2020	10/11/2025	$4.50 per share	N	N
Broker	3,000	11/25/2020	11/25/2025	$3.00 per share	N	N
Triton	300,000	07/27/2021	07/27/2024	$2.11 per share	N	N
Consultant	250,000	08/26/2021	08/26/2024	$1.50 per share	N	N

For the three and nine months ended October 31, 2020, the Company issued a stock option to CEO and director T. Armes to acquire 500,000 shares of stock. The table below provides the significant estimates used that resulted in the Company determining the fair value of the option at $585,000, which has been recorded as stock based compensation with a corresponding increase in additional paid-in capital valued using the Black-Scholes option pricing model according to the following assumptions:

Expected volatility	2644%
Exercise price	$1.50
Stock price	$1.17
Expected life	2 years
Risk-free interest rate	0.36%
Dividend yield	0%

The Company had the following fully vested options outstanding at October 31, 2021:

Issued To	# Options	Dated	Expire	Strike Price	Expired	Exercised
T. Armes	500,000	10/14/2021	10/14/2023	$1.50 per share	N	N

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 31, 2021	—	$—	955,500	$0.42
Granted	500,000	1.50	550,000	1.83
Exercised	—	—	—	—
Forfeited and canceled	—	—	—	—
Outstanding at October 31, 2021	500,000	$1.50	1,505,500	$0.58

NOTE 12 – RELATED PARTY TRANSACTIONS

As of October 31, 2021 and January 31, 2021, the Company had $46,173 and $106,173, respectively of related party accrued expenses related to accrued compensation for employees and consultants. On October 14, 2021 the Company issued an option to acquire CEO and director T. Armes to acquire 500,000 shares of stock with an exercise price of $1.50 and a two year term having a fair value of $585,000 using the assumptions described in Note 11.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

On August 30, 2016, the Company entered into a 60-month lease agreement for its 3,554 sf warehouse facility starting in December 2016 with a minimum base rent of $2,132 and estimated monthly CAM charges of $1,017 per month. This lease is with a shareholder.

On October1, 2018, the Company entered into a 60-month lease agreement with its minority shareholder for its 8,800 sf warehouse facility with a minimum base rent of $6,400 per month.

In October 2019 the Company entered into an operating lease for a vehicle with an annual cost of $9,067 and a three year term. The company paid initial fees of $17,744 and will pay fees on lease termination of $395. On a straight-line basis these costs amount to $1,259 per month.

 Schedule of minimum lease obligations

Maturity of Lease Liabilities	Operating Leases
October 31 2022	$120,657
October 31, 2023	81,203
October 31, 2024	30,003
October 31, 2025	30,003
October 31, 2026	30,003
After October 31, 2026	2,501
Total lease payments	294,370
Less: Interest	(29,726)
Present value of lease liabilities	$264,644

The Company had total operating lease and rent expense of $30,478 and $23,279 for the three months ended October 31, 2021 and 2020 respectively. The Company had total operating lease and rent expense of $91,437 and $91,437 for the nine months ended October 31, 2021 and 2020 respectively.

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

NOTE 14 – EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended
	October 31,
	2021	2020
Numerator:
Net income (loss) available to common shareholders	$(2,566,574)	$1,100,073

Denominator:
Weighted average shares – basic	3,198,658	1,067,074

Net income (loss) per share – basic	$(0.80)	$1.03

Effect of common stock equivalents
Add: interest expense on convertible debt	19,247	44,110
Add: amortization of debt discount	130,139	67,357
Less: gain on settlement of debt on convertible notes	(41,249)	(2,845,742)
Add (Less): loss (gain) on change of derivative liabilities	76,444	939,873
Net income (loss) adjusted for common stock equivalents	(2,381,993)	(694,329)

Dilutive effect of common stock equivalents:
Convertible notes and accrued interest	—	144,158
Convertible Class C Preferred shares	—	3,107,724
Warrants (1)	—	950,001

Denominator:
Weighted average shares – diluted	3,198,658	5,268,957

Net income (loss) per share – diluted	$(0.80)	$(0.13)

The anti-dilutive shares of common stock equivalents for the three months ended October 31, 2021 and October 31, 2020 were as follows:

	For the Three Months Ended
	October 31,
	2021	2020

Convertible notes and accrued interest	945,643	—
Convertible Class C Preferred shares	8,968,918	—
Warrants and options	2,005,500	—
Total	11,920,061	—

The net income (loss) per common share amounts were determined as follows:

	For the Nine Months Ended
	October 31,
	2021	2020
Numerator:
Net income (loss) available to common shareholders	$(4,886,380)	$2,681,933

Denominator:
Weighted average shares – basic	2,575,772	797,126

Net income (loss) per share – basic	$(1.90)	$3.36

Effect of common stock equivalents
Add: interest expense on convertible debt	35,237	253,691
Add: amortization of debt discount	442,075	694,168
Less: gain on settlement of debt on convertible notes	(1,004,615)	(4,793,113)
Add (Less): loss (gain) on change of derivative liabilities	88,551	507,674
Net income (loss) adjusted for common stock equivalents	(5,325,132)	(655,647)

Dilutive effect of common stock equivalents:
Convertible notes and accrued interest	—	144,158
Convertible Class C Preferred shares	—	3,107,724
Warrants	—	950,001

Denominator:
Weighted average shares – diluted	2,575,772	4,999,009

Net income (loss) per share – diluted	$(1.90)	$(0.13)

The anti-dilutive shares of common stock equivalents for the nine months ended October 31, 2021 and October 31, 2020 were as follows:

	For the Nine Months Ended
	October 31,
	2021	2020

Convertible notes and accrued interest	945,643	—
Convertible Class C Preferred shares	8,968,918	—
Warrants and options	2,005,500	—
Total	11,920,061	—

NOTE 15 – GAIN ON SETTLEMENT OF DEBT

For the three months ended October 31, 2021 the gain on settlement of debt of $41,249 which resulted from the reduction in the derivative liability due to cash repayments on convertible debt. For the three months ended October 31, 2020 the gain on settlement of debt of $2,845,742 resulted from a settlement of notes payable and accrued interest and the associated derivative liability (see below).

For the nine months ended October 31, 2021 the gain on settlement of debt of $1,004,615 consisted of a $853,452 gain that resulted from the settlement of accounts payable totaling $950,151 that was settled for $96,699, and a $151,162 gain that resulted from the reduction in the derivative liability due to cash repayments on convertible debt.

For the nine months ended October 31, 2020 the gain on settlement of debt of $5,018,388 consisted of the following:

  -  A $2,172,646 gain that resulted from the settlement of $1,070,035 in convertible notes, and $175,422 in accrued interest, as well as $122,000 in short-term debt and $22,076 in accrued interest, and the associated derivative liability of $792,218 all totaling $2,181,751 in exchange for 250 Class C shares having a fair-value of $9,105.

  -  A $2,820,147 gain that resulted from the settlement of $1,692,690 in convertible notes and $571,454 in accrued interest as well as the associated derivative liability of $2,177,794 all totaling $4,441,938 in exchange for a promissory note of $1,200,000 bearing interest at 12% and maturing August 28, 2022, 950,000 Warrants with a 3 year maturity and an exercise price of $0.40 having a fair value of $351,500 and 150 Class C shares having a fair-value of $20,290.

  -  A $25,595 gain that resulted from the settlement of $40,939 in convertible notes, and $20,111 in accrued interest and default interest as well as $31,320 all totaling $92,370 in exchange for cash payments totaling $66,795.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to quarter year end up to December 10, 2021:

On November 12, 2021 the Company entered into a new convertible note for $2,4000,000 with a one year maturity and interest rate of 8%. The Company received $1,966,000 in cash proceeds, recorded an original issue discount of $240,000 and transaction fees of $194,000. Six months after the issue date, the principal and interest are convertible into Common Stock of the Company at a conversion price of the lesser of $1.25 per share or 75% of the share price. Included are two warrants issued on November 12, 2021, each to acquire 900,000 common shares at an exercise price of $1.50 per share, (subject to adjustment as a result of dilutive issuances), and a 5 year maturity. The second warrant (to acquire 900,000 shares) is subject to cancellation by the Company should the note and accrued interest be repaid without default on or prior to maturity. The Company used a part of the proceeds from the note to repay three investor notes that originated in July totaling $894,480.

On June 4, 2021 the Company’s shareholders consented to an amendment to the Articles of Incorporation of the Company wherein the name of the Company will be changed to “Auto Parts 4Less Group, Inc.”. The Company expects this name change to become effective, subject to FINRA approval, in the fourth quarter of fiscal 2022.

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

Our LiftKit4Less.com web site, represents:

•	Approximately 179,000 Parts
•	From 46 Manufacturers

Can Search Products Listed

•	9 Categories Including Lights & Exterior Accessories
•	66 Subcategories Including Wheels, Electronics & Interior Parts

Select Parts for Over

•	28 Makes of Vehicles Such as Ford, Chevy and Land Rover
•	100 Models Including Trucks, SUVs and Jeeps

Auto Parts 4less Marketplace Functionality for Manufacturers

Our Auto Parts 4less website will have the following elements:

•	Manufacturers create an account allowing easy onboarding of products.
•	Offer premium placement in search results.
•	Ratings and reviews can be responded to.
•	Ability to answer basic questions from purchasers.
•	How-to video galleries.
•	Keyword advertising.
•	Promote discounts on products.
•	4Less can push product lines to other marketplaces such as eBay and Amazon.

Distribution

Our distribution is accomplished as follows:

•	Direct drop ship from manufacturers to consumers – Approximately 80%
•	Direct drop ship from Warehouse Inventory Companies to consumers – Approximately 15%
•	Consumer Purchases directly through our own warehouses – Approximately 5%

Company has launched website in Q3 2021.

Sales

Our sales are derived from the following:

•	Proprietary websites. 67% of our sales are currently generated through our own websites. We intend to build and launch additional niche websites

•	Third Party Websites (such as eBay and Walmart)– We sell our products on third party websites and pay fees to these websites in connection with each sale.

Business Strategies

•	Continually develop best in class technological modules to increase visitor conversions.

•	Work to finalize the website www.autoparts4less.com by approximately first or second quarter FY2023 into what we believe will be the first standalone multi-vendor automotive parts marketplace.

Results of Operations For the Nine Months Ended October 31, 2021 Compared to the Nine Months ended October 31, 2020

The following table shows our results of operations for the nine months ended October 31, 2021 and 2020. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

			Change
	2021	2020	$	%
Total Revenues	$9,429,519	7,262,106	$2,167,413	30%
Gross Profit	2,454,393	1,971,080	483,313	25%
Total Operating Expenses	7,146,485	2,608,240	4,538,245	174%
Total Other Income (Expense)	(194,288)	3,319,093	(3,513,381)	(106%	)
Net Income (Loss)	$(4,886,380)	$2,681,933	$(7,568,314)	(282%	)

Revenue

The following table shows revenue split between proprietary and third party website revenue for the nine months ended October 31, 2021 and 2020:

			Change
	2021	2020	$	%
Proprietary website revenues	$6,339,478	3,704,215	$2,635,263	71%
Third party website revenues	3,090,041	3,557,891	(467,850)	(13%	)
Total Revenues	$9,429,519	$7,262,106	$2,167,413	30%

We had total revenue of $9,425,519 for the nine months ended October 31, 2021, compared to $7,262,106 for the nine months ended October 31, 2020. Sales increased by $2,167,413 due to aggressive advertising and increased consumer demand, mostly experienced in the first quarter ended April 30, 2021. The Company also recorded $241,292 in deferred revenue, which will be recognized as revenue next quarter and recognized $687,666 of deferred revenue recorded January 31, 2021. The deferred revenue represents orders paid by customers this period but delivered in the following period due to back orders and processing and delivery times. The Company also recorded $220,776 in customer deposits and recognized $188,385 recorded January 31, 2021. The customer deposits are orders paid by customers and canceled in the following period due to back orders or other reasons. There was neither deferred revenue nor customer deposits for the nine months ended October 31, 2020.

The Company’s focus continues in growing its proprietary website revenues and the Company was successful in that, increasing its proprietary website revenue by 71%. The company believes this strategy will lead to higher revenues and lower overall costs in the future. Third party website revenue fell by 13% due to listing removals which were a result of unfulfilled orders due to manufacturers failure to provide products in a timely basis.

Gross Profit

We had gross profit of $2,454,393 for the nine months ended October 31, 2021, compared to gross profit of $1,971,080 for the nine months ended October 31, 2020. Gross profit increased by $483,313 as a result of the increased revenues explained above and partly offset by an increase in cost of revenue due to a change in product mix.

Operating Expenses

The following table shows our operating expenses for the nine months ended October 31, 2021 and 2020:

			Change
Operating expenses	2021	2020	$	%
Depreciation	$35,930	$18,897	17,033	90%
Postage, Shipping and Freight	430,105	378,595	51,510	14%
Marketing and Advertising	1,876,576	49,347	1,827,229	3,703%
E Commerce Services, Commissions and Fees	1,160,569	641,692	518,877	81%
Operating lease cost	91,437	91,437	—	0%
Personnel Costs	1,078,449	829,788	248,661	30%
PPP Loan Forgiveness	(209,447)	—	(209,447)	—
General and Administrative	2,682,866	598,484	2,084,382	348%
Total Operating Expenses	$7,146,485	$2,608,240	4,538,245	174%

•   Depreciation increased by $17,033 due to asset additions in 2021, thus a higher asset value is being depreciated.

•   Postage shipping and freight increased slightly by $51,510 due to higher sales.

•   Marketing and advertising increased by $1,827,229 due to aggressive promotional efforts in 2021 to drive sales to our proprietary websites and build our brands. The Company also made efforts to reduce spending in 2020 on non-essential expenditures as a result of the economic uncertainty presented by the global Covid-19 pandemic.

•   E Commerce Services, Commissions and Fees increased by $518,877 due to higher sales and website development for new website. (AutoParts4Less.com)

•   No change in Operating Lease Cost.

•   Personnel Costs increased by $248,661 mostly due to the lower costs in 2020 which were a result of temporary layoffs because of the Covid-19 pandemic which began in March 2020 and three new employees in 2021.

•   PPP loan forgiveness occurred in September 2021 and is non recurring.

•   General and Administrative increased by $2,084,382 mainly due to 1,097,500 in share based compensation. There was also higher professional fees, investor relations because of REG A filings and stock based compensation in 2021. In addition in the prior year’s period, the Company reduced expenditures as a result of the Covid-19 pandemic.

Other Income (Expense)

The following table shows our other income and expenses for the six months ended October 31, 2021 and 2020:

			Change
Other Income (Expense)	2021	2020	$	%
Gain (Loss) on Sale of Property and Equipment	$20,345	$464	19,881	4,285%
Gain (Loss) on Derivatives	(88,551)	(507,674)	419,123	83%
Gain on Settlement of Debt	1,004,615	5,018,388	(4,013,773)	(80%	)
Amortization of Debt Discount	(442,075)	(694,168)	252,093	36%
Interest Expense	(688,622)	(497,917)	(190,705)	(38%	)
Total Other Income (Expense)	$(194,288)	$3,319,093	(3,513,381)	(106%	)

The changes above can be explained by the reduction in convertible debt that started in the prior year’s quarter ended October 31,2020. As a result of the debt exchanges and settlements, the gain on settlement of debt was higher and there were reductions in amortization expense and due to the lower debt. Interest expense increased as a result of new loans in the current year’s quarter. The higher loss on derivatives in 2020 is a function of the market factors in the valuation of the derivative liability described in Note 10.

We had net loss of $4,886,380 for the nine months ended October 31, 2021, compared to net income of $2,681,933 for the nine months ended October 31, 2020. The decrease in net income was mainly due to the smaller gain on settlement of debt as well as the large increase in operating expenses for the nine months ended October 31, 2021as explained in the discussion above.

Results of Operations for the Three Months Ended October 31, 2021 Compared to the Three Months Ended October 31, 2020

The following table shows our results of operations for the three months ended October 31, 2021 and 2020. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

			Change
	2021	2020	$	%
Total Revenues	$3,114,062	2,334,826	$779,236	33%
Gross Profit	839,498	473,696	365,802	77%
Total Operating Expenses	2,860,927	985,005	1,875,922	190%
Total Other Income (Expense)	(545,145)	1,611,382	(2,156,527)	(134%	)
Net Income (Loss)	$(2,566,574)	$1,100,073	$(3,666,647)	(333%	)

Revenue

The following table shows revenue split between proprietary and third-party website revenue for the three months ended October 31, 2021 and 2020:

			Change
	2021	2020	$	%
Proprietary website revenues	$2,392,668	1,301,095	$1,091,573	84%
Third party website revenues	721,394	1,033,731	(312,337)	(30%	)
Total Revenues	$3,114,062	$2,334,826	$779,236	33%

We had total revenue of $3,114,062 for the three months ended October 31, 2021, compared to $2,334,826 for the three months ended October 31, 2020. Sales increased by $779,236 due to strong proprietary sales. The Company also recorded $241,292 in deferred revenue, which will be recognized as revenue next quarter and recognized $298,711 from last quarter. The deferred revenue represents orders paid by customers this period but delivered in the following period due to back orders and processing and delivery times. The Company also recorded $220,776 in customer deposits for the three months ended October 31, 2021 and recognized $164,900 from the prior quarter. The customer deposits are orders paid by customers and canceled in the following period due to back orders or other reasons.

The Company’s focus continues in growing its proprietary website revenues and the Company was successful in that, increasing its proprietary website revenue by 84%. Third party website revenue fell by 30% due to listing removals which were a result of unfulfilled orders due to manufacturers failure to provide products in a timely basis.

Gross Profit

We had gross profit of $839,498 for the three months ended October 31, 2021, compared to gross profit of $473,696 for the three months ended October 31, 2020. Gross profit increased by $365,802 as a result of the increased revenues explained above.

Operating Expenses

The following table shows our operating expenses for the three months ended October 31, 2021 and 2020:

			Change
Operating expenses	2021	2020	$	%
Depreciation	$12,479	$6,299	6,180	98%
Postage, Shipping and Freight	94,356	113,702	(19,346)	(17%	)
Marketing and Advertising	609,252	25,497	583,755	2,290%
E Commerce Services, Commissions and Fees	434,832	222,425	212,407	95%
Operating lease cost	30,478	23,279	7,199	31%
Personnel Costs	319,256	330,184	(10,928)	(3%	)
PPP Loan Forgiveness	(209,447)	—	(209,447)	—
General and Administrative	1,569,721	263,619	1,306,102	495%
Total Operating Expenses	$2,860,927	$985,005	1,875,922	190%

•   Depreciation increased by $6,180 due to two new vehicles acquired last quarter.

•   Postage shipping and freight decreased by $19,346 due to more drop shipments via the higher % of proprietary sales.

•   Marketing and advertising increased by $583,755 due to aggressive promotional efforts in 2021 to drive sales to our proprietary websites and build our brands. Note for the three months ended October 31, 2020 the Company had reduced spending due to the Covid 19 pandemic.

•   E Commerce Services, Commissions and Fees increased by $212,407 due to website development for new website. (AutoParts4Less.com)

•   Operating Lease Cost decreased by $7,199 due to one less operating lease in 2021.

•   Personnel Costs decreased by 3% or $10,928.

•   General and Administrative in increased by $1,306,102 mainly due to 1,097,500 in share based compensation. We also had increases in investor relations costs as a result of the REG A subscription offering, professional fees due to reporting and business requirements, and stock based compensation on warrants issued this current quarter. Note for the three months ended October 31, 2020, the Company had reduced spending significantly due to the Covid 19 pandemic.

Other Income (Expense)

The following table shows our other income and expenses for the three months ended October 31, 2021 and 2020:

			Change
Other Income (Expense)	2021	2020	$	%
Gain (Loss) on Derivatives	$(76,444)	$(939,873)	863,429	92%
Gain on Settlement of Debt	41,249	2,845,742	(2,804,493)	(99%	)
Amortization of Debt Discount	(130,139)	(67,357)	(62,782)	(93%	)
Interest Expense	(379,811)	(227,130)	(152,681)	(67%	)
Total Other Income (Expense)	$(545,145)	$1,611,382	(2,156,527)	(134%	)

The higher loss on derivatives is a function of the market factors in the valuation of the derivative liability described in Note 10. Amortization expense and interest increased due to new notes this current year.

We had a net loss of $2,566,574 for three months ended October 31, 2021, compared to net income of $1,100,073 for three months ended October 31, 2021. The decrease in net income was mainly due to the gain on derivatives that occurred in the three months ended October 31, 2020 and the higher operating expenses, specifically marketing, share based compensation, investor relations and professional fees in the three months ended October 31, 2021.

Liquidity and Capital Resources

Management believes that we will continue to incur losses for the immediate future. Therefore, we will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the three months ended October 31, 2021, we have increased revenue and are working to achieve positive cash flows from operations.

As of October 31, 2021, we had a cash balance of $350,299, share subscription receivable of $2,301, inventory of $401,444 and $6,492,984 in current liabilities. At the current cash consumption rate, we will need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	October 31, 2021	January 31, 2021
Current assets	$806,311	$715,083
Current liabilities	6,492,984	5,059,138
Working capital (deficits)	$(5,686,673)	$(4,344,055)

Net cash used in operations for the nine months ended October 31, 2021 was $4,343,351 as compared to net cash used in operations of $577,490 for the nine months ended October 31, 2020. Net cash used in investing activities for the nine months ended October 31, 2021 was $18,568 as compared to cash flows provided in investing activities of $9,750 for the same period in 2020. Net cash provided by financing activities for the nine months ended October 31, 2021 was $4,434,554 as compared to $666,888 for the nine months ended October 31, 2020.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures can become effective. Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended October 31, 2021 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

Date: December 15, 2021

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