Form 10-K
period 2022-01-31
Auto Parts 4Less Group, Inc.
filed 2022-05-09
CIK 1438901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   January 31, 2022

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission file number:   333-152444

AUTO PARTS 4LESS GROUP, INC.

FORMERLY THE 4LESS GROUP, INC.

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

Yes [  ]          No [X]

The aggregate market value of common stock, par value $0.000001 per share, held by non-affiliates of the registrant, based on the average bid and asked prices of the common stock on July 31, 2021 (the last business day of the registrant’s most recently completed second quarter) was approximately $5,910,053.

Number of common shares outstanding at April 25, 2022:  1,447,555

AUTO PARTS 4LESS GROUP, INC.

FORMERLY THE 4LESS GROUP, INC.

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

Auto Parts 4Less Group, Inc. formerly The 4Less Group, Inc. is referred to hereinafter as “we”, “our”, or “us.

PART I

Item 1.  Business.

Company

Auto Parts 4Less Group, Inc. formerly The 4LESS Group, Inc., also previously known as MedCareers Group, Inc. (the “Company”,  “MCGI”), was incorporated under the laws of the State of Nevada on December 5, 2007. The Company formally operated a website for nurses, nursing schools and nurses’ organizations designed for better communication between nurses and the nursing profession.

On November 29, 2018, the Company entered into a transaction (the “Share Exchange”), pursuant to which the Company acquired 100% of the issued and outstanding equity securities of The 4LESS Corp.  (“4LESS”), in exchange for the issuance of (i) nineteen thousand (19,000) shares of Series B Preferred Stock, (ii) six thousand seven hundred fifty (6,750) shares of Series C Preferred Stock, and (iii) 870 shares of Series D Preferred Stock. The Series C Preferred Shares have a right to convert, and was converted in December 2021 into common stock of the Company by multiplying the number of issued and outstanding shares of common stock by 2.63 on the conversion date. The Share Exchange closed on November 29, 2018.  As a result of the Share Exchange, the former shareholders of 4LESS became the controlling shareholders of the Company. The Share Exchange was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein 4LESS is considered the acquirer for accounting and financial reporting purposes. The capital, share price, and earnings per share amount in these consolidated financial statements for the period prior to the reverse merger were restated to reflect the recapitalization in accordance with the shares issued as a result of the reverse merger except otherwise noted.

4Less was formed as Vegas Suspension & Offroad, LLC on October 24, 2013 as a Nevada limited liability company and converted to a Nevada corporation with the same name on May 8, 2017. On April 2, 2018, the Company changed its name to The 4Less Corp. The Corporation had S Corporation status. The Corporation operated as an e-commerce auto and truck parts sales company. As a result of the share exchange, the Company became a holding company operating through 4Less and offers products including exhaust systems, suspension systems, wheels, tires, stereo systems, truck bed covers, and shocks.

Auto Parts 4Less Group, Inc. formerly The 4LESS Group, Inc. (“4Less”, the “Company”, “we” or “us”), the Company described herein, is a Nevada corporation, with offices located at 106 W Mayflower, Las Vegas, NV 89030. It can be reached by phone at (702) 267-6100.

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

Auto Parts 4Less

Like many small businesses, Christopher Davenport, the founder of Auto Parts 4Less (“4Less”) previously named The 4less Corp., the wholly owned subsidiary of Auto Parts 4Less Group, Inc., began selling auto parts on eBay and shipping those items out of his garage in 2013.  What started out as a hobby, quickly grew into a fully functioning ecommerce aftermarket auto parts company that required a significant technical staff and facilities to support their growth. In June of 2015, they leased their first office.

Originally the company listed their auto parts in the different marketplaces such as Amazon, eBay, Walmart and Jet.  Starting in 2016 the company began investing to become their own ecommerce platform thereby allowing their auto parts to be direct listed across marketplace and social media sites. Technical achievements including CRM system, warehouse integration API, warehouse inventory software to name a few.

In 2019, shortly after the share exchange with MedCareers Group, Inc., with technology upgrades in place, 4Less began successfully moving majority of sales from third party marketplaces direct to their proprietary ecommerce web site Liftkits4Less.com. By doing so the company saves 8%-10% in fees charged by the major marketplace’s such as e-Bay and Amazon as well as further building the 4less brand as a leading ecommerce site for auto parts.

On November 19, 2019 the Company acquired the URL Autoparts4Less.com and changed the name of their wholly owned subsidiary from the 4Less Corp. to Auto Parts 4Less, Inc. With the acquisition of the URL AutoParts4Less.com, the Company also began focusing all of their efforts and resources on building out a flagship automotive marketplace with the potential to offer buyers a wide range of automotive parts for cars, trucks, boats, motorcycles and RV’s on a single platform.

In August 2021 the Company launched a beta test version of Autoparts4less.com. In a short period of time after the beta launch the company realized that with the amount of interest received from numerous types of larges sellers, which included not only ecommerce sites presently selling parts online, but also interest from other large parts sellers such as warehouse distributors, new car dealers with large inventories of parts as well as brick and mortar parts retailers looking to move sales online, the platform originally created would soon be inadequate. As such, the Company made the decision to upgrade to a larger and more advanced platform solution so they immediately began implementation of the AWS Fargate serverless platform solution.

The platform upgrade will be done in late 1st quarter FYE 2023, with marketplace sales expected to begin in 2nd quarter 2023.

On April 28. 2022 the Company changed its name from The 4LESS Group, Inc. to Auto Parts 4Less Group, Inc.

Competition

We directly compete for buyers to use our web sites over current e-commerce sites as well as sellers that utilize major marketplaces such as Amazon and eBay.  However, we believe our specialty ecommerce website liftkits4less.com offers substantial value-added content including installation guides, install videos, high impact photos, order customization and live chat with a technical expert.

Additionally, we believe that our automotive parts marketplace AutoParts4less.com, with no known large challengers presently in the space outside of “all things to all people” online marketplaces Amazon and eBay, has the opportunity to quickly be branded when launched as the auto part’s industry premier marketplace just as sites like Etsy, Wayfair, Uber and Chewey’s have been able to successfully do in their industries.

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

Item 4.  Mine Safety Disclosures.

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the OTC Pink market (otherwise known as the “pink sheets”) maintained by OTC Markets under the symbol “FLES”.  The following table sets forth, for the periods indicated, the high and low sales prices, which set forth reflect inter-dealer prices, without retail mark-up or mark-down and without commissions; and may not reflect actual transactions. The Company effected a 10:1 reverse split on April 26,2022 , so the post reverse split prices are shown.

Calendar Quarter Ending	Low	High
	$	$
January 31, 2022	6.80	20.00
October 31, 2021	9.50	23.90
July 31, 2021	17.00	22.50
April 30, 2021	20.60	34.50

January 31, 2021	2.00	44.80
October 31, 2020	0.60	64.00
July 31, 2020	0.50	2.00
April 30, 2020	1.10	4.00

No cash dividends on the Company common stock have been declared or paid since the Company’s inception. The Company had approximately 119 shareholders at April 26, 2022. This does not include shareholders that hold their shares in street name or with a broker.

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

During the year the ended January 31, 2022, there were no transactions of Preferred stock.

On February 1, 2022 all Series C shareholders holding all 7,250 outstanding shares converted all of their shares for 905,111common shares.

Common Stock

	Consideration	Date	# Shares
Number of shares outstanding, January 31, 2017			2.3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $6,050 of principal and $2,341 of accrued interest	15-Nov-17	0.3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $4,400 of principal and $1,743 of accrued interest	29-Nov-17	0.3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $4,400 of principal and $1,745 of accrued interest	8-Dec-17	0.3
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,550 of principal	19-Jan-18	0.1
Accrued expenses converted to common stock – related party	Convert a portion of accrued expense of $2,250	31-Jan-18	0.1
Accrued expenses converted to common stock – related party	Convert a portion of accrued expense of $1,125	31-Jan-18	0.1
Accrued expenses converted to common stock	Convert a portion of accrued expense of $750	31-Jan-18	—
Common stock issued for services	Services valued at $3,000	31-Jan-18	—
Common stock issued for services	Services valued at $300	31-Jan-18	—
Number of shares outstanding, January 31, 2018			3.5
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $2,200 of principal and $1,145 of accrued interest	6-Jun-18	0.3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $1,760 of principal and $978 of accrued interest	30-Jul-18	0.2
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $1,650 of principal and $944 of accrued interest	9-Oct-18	0.2
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $1,540 of principal and $941 of accrued interest	22-Oct-18	0.2
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $6,373 of accrued interest	9-Nov-18	0.1
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $2,750 of accrued interest	9-Nov-18	0.2
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,950 of accrued interest	15-Nov-18	0.2
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $13,863 of principal and $9,176 of accrued interest	16-Nov-18	0.1
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $3,235 of accrued interest	19-Nov-18	0.3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $3,108 of principal and $1,890 of accrued interest	21-Nov-18	0.4
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $1,322 of principal and $2,328 of accrued interest	23-Nov-18	0.3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $1,540 of principal and $941 of accrued interest	30-Nov-18	0.4
Cancelation of shares	Cancellation in conjunction with acquisition	30-Nov-18	(0.3)
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $3,717 of principal and $133 of accrued interest	30-Nov-18	0.3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $3,958 of principal and $92 of accrued interest	3-Dec-18	0.3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $4,216 of principal and $84 of accrued interest	6-Dec-18	0.4
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $3,190 of principal and $1,981 of accrued interest	10-Dec-18	0.4
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $3,843 of principal and $127of accrued interest	11-Dec-18	0.3

Common Stock (continued)

	Consideration	Date	# Shares
Cancellation in conjunction with disposal of subsidiary	Shares cancelled due to spinoff of subsidiary and discontinued operations	12-Dec-18	(0.2)
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $4,885 of principal and $114 of accrued interest	16-Nov-18	0.4
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $4,950 of principal and $3,096 of accrued interest	16-Nov-18	0.7
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $5,191 of principal and $58 of accrued interest	16-Nov-18	0.4
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $5,934 of principal and $16 of accrued interest	16-Nov-18	0.5
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $3,088 of principal and $61 of accrued interest	16-Nov-18	0.3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $5,500 of principal and $3,480 of accrued interest	16-Nov-18	0.7
Convert a portion of accrued expense	Convert a portion of accrued expense of $1,125	31-Dec-18	0.1
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $6,732 of principal and $158 of accrued interest	10-Jan-19	0.6
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $5,500 of principal and $3,523 of accrued interest	10-Jan-19	0.8
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $7,547 of principal and $48 of accrued interest	17-Jan-19	0.6
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $8,000 of accrued interest	18-Jan-19	0.7
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $9,240 of principal and $6,034 of accrued interest	18-Jan-19	1.3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $2,535 of accrued interest	22-Jan-19	0.3
Number of shares outstanding, January 31, 2019			15
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $7,952 of principal and 4,844 of accrued interest	1-Feb-19	1
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,202 of principal and $42 of accrued interest	15-Feb-19	—
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,527 of principal and $5,473 of accrued interest	25-Feb-19	1
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $10,494 of principal and $56 of accrued interest	26-Feb-19	1
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $10,945 of principal and $7,428 of accrued interest	26-Feb-19	2
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $11,072 of principal and $45 of accrued interest	27-Feb-19	1
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $12,534 of principal and $66 of accrued interest	1-Mar-19	1
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $13,172 of principal and $78 of accrued interest	5-Mar-19	1.
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $12,100 of principal and $8,179 of accrued interest	5-Mar-19	2
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $9,265 of interest and $500 of fees	5-Mar-19	1
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $3,887 of principal, $6,602 of interest and $500 of fees	6-Mar-19	1
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $8,611 of principal, $59 of interest and $500 of fees	7-Mar-19	1
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $11,321 of principal, $219 of interest and $500 of fees	11-Mar-19	1

Common Stock (continued)

	Consideration	Date	# Shares
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $17,600 of principal and $11,966 of accrued interest	11-Mar-19	3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $12,121 of principal, $49 of interest and $500 of fees	12-Mar-19	2
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $8,592 of principal, $43 of interest and $500 of fees	13-Mar-19	1
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $9,401 of principal, $39 of interest and $500 of fees	14-Mar-19	1
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $8,743 of principal, $207 of interest and $500 of fees	20-Mar-19	1
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $12,100 of principal and $8,357of accrued interest	5-Apr-19	3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $1 of principal and $378 of accrued interest	5-Apr-19	2
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $8,800 of principal and $6,223 of accrued interest	30-Apr-19	1
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $432 of accrued interest	30-Apr-19	2
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $469 of accrued interest	2-May-19	2
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $8,416 of principal, $196 of interest and $500 of fees	2-May-19	3
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $22,000 of principal and $6,738 of accrued interest	7-May-19	2
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $13,300 of principal, $202 of interest and $500 of fees	10-May-19	3
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $11,051 of principal, $27 of interest and $500 of fees	14-May-19	2
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,139 of principal	16-May-19	3
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,613 of principal and $1,892 of accrued interest	16-May-19	—
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,600 of principal and $4,428 of accrued interest	16-May-19	1
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,196 of principal	17-May-19	3
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,317 of principal	20-May-19	3
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $854 of principal	21-May-19	2
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,317 of principal	22-May-19	3
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $739 of principal	23-May-19	2
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,538 of principal	28-May-19	4
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,538 of principal	28-May-19	4
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,593 of principal	30-May-19	4
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,799 of principal	31-May-19	5
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $11,000 of principal and $8,320 of accrued interest	31-May-19	5
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,879 of principal	3-Jun-19	5

Common Stock (continued)

	Consideration	Date	# Shares
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $15,362 of principal and $11,670 of accrued interest	5-Jun-19	9
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $12,599 of interest	5-Jun-19	5
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $12,798 of principal and $1,518 of accrued interest	11-Jun-19	6
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including 3,300 of principal and $2,443 of accrued interest	11-Jun-19	2
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $11,364 of principal and $62 of accrued interest	13-Jun-19	6
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $12,016 of principal and $24 of accrued interest	14-Jun-19	7
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $11,625 of principal and $47 of accrued interest	17-Jun-19	7
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,780 of principal and $8 of accrued interest	18-Jun-19	6
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,405 of principal and $671 of accrued interest	19-Jun-19	5
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,165 of accrued interest	20-Jun-19	5
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,985 of principal and $7,679 of accrued interest	21-Jun-19	8
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $10,022 of principal and $114 of accrued interest	24-Jun-19	9
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,064 of principal and $32 of accrued interest	25-Jun-19	4
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,872 of principal and $56 of accrued interest	27-Jun-19	5
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $7,376 of principal and $24 of accrued interest	28-Jun-19	9
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,215 of principal and $59 of accrued interest	1-Jul-19	4
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $8,057 of principal and $17 of accrued interest	2-Jul-19	10
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,154 of principal and $12 of accrued interest	3-Jul-19	8
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,807 of principal and $43 of accrued interest	8-Jul-19	6
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,122 of principal	8-Jul-19	6
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,922 of principal and $8 of accrued interest	10-Jul-19	12
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,244 of accrued interest	11-Jul-19	12
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,081 of accrued interest	12-Jul-19	10
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,347 of principal and $4,133 of accrued interest	15-Jul-19	14
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,147 of principal and $38 of accrued interest	16-Jul-19	9
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,872 of principal and $106 of accrued interest	19-Jul-19	15
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,095 of principal and $96 of accrued interest	22-Jul-19	16
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,293 of principal and $29 of accrued interest	23-Jul-19	16

Common Stock (continued)

	Consideration	Date	# Shares
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,467 of principal and $25 of accrued interest	24-Jul-19	17
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,722 of principal and $21 of accrued interest	25-Jul-19	18
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,022 of principal and $18 of accrued interest	26-Jul-19	19
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,389 of principal and $41 of accrued interest	29-Jul-19	20
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,731 of principal and $10 of accrued interest	30-Jul-19	20
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,855 of principal and $8 of accrued interest	31-Jul-19	22
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,056 of principal and $5 of accrued interest	1-Aug-19	23
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,033 of principal and $3 of accrued interest	3-Aug-19	24
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,759 of accrued interest	5-Aug-19	26
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,721 of accrued interest	6-Aug-19	27
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,997 of accrued interest	7-Aug-19	19
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $229 of principal and $3,529 of accrued interest	8-Aug-19	21
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,123 of principal and $157 of accrued interest	12-Aug-19	30
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,552 of principal and $36 of accrued interest	13-Aug-19	32
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,864 of principal and $32 of accrued interest	14-Aug-19	34
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,132 of principal and $28 of accrued interest	15-Aug-19	35
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,802 of principal and $98 of accrued interest	19-Aug-19	24
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,674 of principal and $22 of accrued interest	20-Aug-19	18
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,089 of principal and $20 of accrued interest	21-Aug-19	27
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,127 of principal and $17 of accrued interest	22-Aug-19	40
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,534 of principal and $13 of accrued interest	23-Aug-19	43
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,846 of principal and $27 of accrued interest	26-Aug-19	45
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $7,030 of principal and $209 of accrued interest	27-Aug-19	47
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $7,603 of accrued interest	28-Aug-19	50
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $7,987 of accrued interest	29-Aug-19	52
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,503 of principal and $1,518 of accrued interest	30-Aug-19	52
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,662 of principal and $141 of accrued interest	3-Sep-19	40
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,997 of principal and $64 of accrued interest	5-Sep-19	55

Common Stock (continued)

	Consideration	Date	# Shares
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,064 of principal and $115 of accrued interest	9-Sep-19	62
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,851 of principal and $25 of accrued interest	10-Sep-19	48
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,549 of principal and $23 of accrued interest	11-Sep-19	48
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,927 of principal and $21 of accrued interest	12-Sep-19	53
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,802 of principal and $18 of accrued interest	13-Sep-19	38
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,055 of principal and $49 of accrued interest	16-Sep-19	73
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,531 of principal and $13 of accrued interest	17-Sep-19	79
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,645 of principal and $18 of accrued interest	19-Sep-19	82
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,647 of principal and $7 of accrued interest	20-Sep-19	87
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,171 of principal and $13 of accrued interest	23-Sep-19	91
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,347 of principal and $2 of accrued interest	24-Sep-19	96
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $248 of principal and $1,546 of accrued interest	25-Sep-19	65
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,633 of accrued interest	26-Sep-19	104
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,853 of accrued interest	27-Sep-19	81
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,599 of accrued interest	1-Oct-19	114
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,777 of principal and $656 of accrued interest	2-Oct-19	107
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,843 of principal and $19 of accrued interest	3-Oct-19	126
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,543 of principal and $17 of accrued interest	4-Oct-19	112
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,090 of principal and $45 of accrued interest	7-Oct-19	137
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,287 of principal and $13 of accrued interest	8-Oct-19	145
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,460 of principal and $11 of accrued interest	9-Oct-19	152
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,639 of principal and $9 of accrued interest	10-Oct-19	160
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,829 of principal and $6 of accrued interest	11-Oct-19	168
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,186 of accrued interest	14-Oct-19	177
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,160 of accrued interest	15-Oct-19	120
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,212 of principal and $18 of accrued interest	16-Oct-19	192
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,318 of principal and $1,079 of accrued interest	17-Oct-19	202
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,562 of accrued interest	18-Oct-19	93

Common Stock (continued)

	Consideration	Date	# Shares
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,717 of principal and $1,676 of accrued interest	21-Oct-19	218
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,374 of principal and $19 of accrued interest	22-Oct-19	229
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,158 of principal and $16 of accrued interest	23-Oct-19	241
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,319 of principal and $14 of accrued interest	24-Oct-19	252
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,486 of principal and $12 of accrued interest	25-Oct-19	265
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,989 of principal and $29 of accrued interest	28-Oct-19	280
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,167 of principal and $8 of accrued interest	29-Oct-19	294
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,331 of principal and $6 of accrued interest	30-Oct-19	309
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,506 of principal and $4 of accrued interest	31-Oct-19	325
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,952 of principal and $919 of accrued interest	2-Nov-19	342
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,003 of accrued interest	4-Nov-19	358
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,265 of accrued interest	5-Nov-19	378
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,383 of accrued interest	6-Nov-19	397
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $977 of principal and $1,528 of accrued interest	14-Nov-19	417
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,084 of principal and $76 of accrued interest	18-Nov-19	360
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,886 of principal and $35 of accrued interest	20-Nov-19	457
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $392 of principal and $1,000 of fees	20-Nov-19	435
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,999 of principal and $16 of accrued interest	21-Nov-19	480
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,409 of principal and $15 of accrued interest	22-Nov-19	505
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,476 of interest and $750 of fees	25-Nov-19	530
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,591 of interest and $750 of fees	26-Nov-19	557
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $840 of principal and $1,000 of fees	26-Nov-19	575
Common stock at issued 55% discount to market per note conversion agreement	Convert a portion of note payable including $2,082 of principal and $750 of fees	27-Nov-19	590
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,765 of principal and $2,177 of accrued interest	27-Nov-19	1,177
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,812 of interest and $750 of fees	29-Nov-19	610
Common stock at issued 55% discount to market per note conversion agreement	Convert a portion of note payable including $2,646 of principal and $750 of fees	2-Dec-19	707
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,213 of interest and $750 of fees	2-Dec-19	467
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,148 of interest and $750 of fees	3-Dec-19	690

Common Stock (continued)

	Consideration	Date	# Shares
Common stock at issued 55% discount to market per note conversion agreement	Convert a portion of note payable including $2,958 of principal and $750 of fees	3-Dec-19	772
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,567 of principal and $2,144 of accrued interest	4-Dec-19	1,452
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,820 of interest and $750 of fees	4-Dec-19	850
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $920 of interest and $1,000 of fees	4-Dec-19	800
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $670 of principal, $2,990 of interest and $750 of fees	5-Dec-19	1,050
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,859 of principal, $53 of interest and $750 of fees	6-Dec-19	1,110
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,690 of principal and $750 of fees	6-Dec-19	1,075
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $112 of principal and $1,000 of fees	9-Dec-19	445
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,002 of principal, $151 of interest and $750 of fees	9-Dec-19	1,167
Common stock at issued 55% discount to market per note conversion agreement	Convert a portion of note payable including $3,298 of principal and $750 of fees	10-Dec-19	1,265
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,591 of principal, $48 of interest and $750 of fees	10-Dec-19	1,045
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,190 of principal, $45 of interest and $750 of fees	10-Dec-19	1,425
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $7,282 of principal and $2,401 of accrued interest	12-Dec-19	2,423
Common stock at issued 55% discount to market per note conversion agreement	Convert a portion of note payable including $4,282 of principal and $750 of fees	12-Dec-19	1,572
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,176 of principal, $84 of interest and $750 of fees	13-Dec-19	1,075
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,028 of principal, $122 of interest and $750 of fees	16-Dec-19	1,750
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,392 of principal, $38 of interest and $750 of fees	17-Dec-19	1,850
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,938 of principal, $35 of interest and $750 of fees	18-Dec-19	1,945
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,386 of principal and $1,472 of accrued interest	18-Dec-19	1,464
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,052 of principal, $169 of interest and $750 of fees	23-Dec-19	2,122
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,380 of principal and $714 of accrued interest	23-Dec-19	3,547
Common stock at issued 55% discount to market per note conversion agreement	Convert a portion of note payable including $2,530 of principal and $750 of fees	23-Dec-19	2,050
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,844 of principal, $519 of interest and $750 of fees	8-Jan-20	2,252
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,500 of principal, $250 of interest and $750 of fees	16-Jan-20	2,500
Common shares issuable upon rounding of shares on reverse split		31-Jan 20	170
Number of shares outstanding, January 31, 2020			53,846

Common Stock (continued)

	Consideration	Date	# Shares
Common stock at issued 55% discount to market per note conversion agreement	Convert a portion of note payable including $316 of principal	30-Mar-20	2,630
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,585 of principal and $498 of accrued interest	24-Apr-20	5,606
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,793 of principal and $374 of accrued interest	18-May-20	6,104
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $412 of principal.	10-Jun-20	3,320
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,782 of principal and $405 of accrued interest	17-Jun-20	7,045
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,035 of principal and $474 of accrued interest	25-Jun-20	7,720
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $380 of principal.	6-Jul-20	4,225
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,001 of accrued interest	28-Aug-20	8,894
Common stock at issued 55% discount to market per note conversion agreement	Convert a portion of note payable including $557 of accrued interest	3-Sep-20	2,485
Common stock at issued 55% discount to market per note conversion agreement	Convert a portion of note payable including $358 of interest and $750 of fees	10-Sep-20	4,950
Common stock issued	Repayment of accrued expenses for $18,900	21-Sep-20	4,500
Common stock at issued 50% discount to market per note conversion agreement	Payment of commitment fee on loan for $50,000	13-Oct-20	1,969
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,091 of accrued interest	3-Nov-20	4,870
Common stock issued	Payment of commitment fee on loan for $20,001	17-Nov-20	667
Common stock issued	Payment of commitment fee on loan for $43,750	24-Nov-20	1,750
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,000 of principal and $4,397 of accrued interest	31-Dec-20	1,506
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $10,500 of principal and $9,027 of accrued interest	31-Dec-20	3,129
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $50,000	15-Jan-21	2,500
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $50,000	15-Jan-21	2,500
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $100,000	15-Jan-21	5,000
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $100,000	15-Jan-21	5,000
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $50,000	31-Jan-21	2,500
Number of shares outstanding, January 31, 2021			142,716
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $100,000	17-Feb-21	5,000
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $150,000	18-Feb-21	7,500
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $100,000	19-Feb-21	5,000
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $200,000	19-Feb-21	10,000
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $120,000	2-Mar-21	6,000
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $200,000	2-Mar-21	10,000

Common Stock (continued)

	Consideration	Date	# Shares
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $282,500	10-Mar-21	14,125
Common stock issued for consulting fees	Fair value of $107,500	15-Mar-21	5,000
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $25,000	18-Mar-21	1,250
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $100,000	1-Apr-21	5,000
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $50,000	4-Apr-21	2,500
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $100,000	14-Apr-21	5,000
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $200,000	20-Apr-21	10,000
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $7,500	20-Apr-21	375
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $99,500	20-Apr-21	4,975
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $200,000	22-Apr-21	10,000
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $100,000	23-Apr-21	5,000
Common stock issued pursuant to REG A subscription	$$2.00 per share for gross proceeds of $50,000	28-Apr-21	2,500
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $110,000	28-Apr-21	5,500
Common stock issued at previous day bid price per note conversion agreement	Convert a portion of note payable including $18,750 of principal, and $1,750 of fees	27-May-21	1,000
Common stock issued at previous day bid price per note conversion agreement	Convert a portion of note payable including $36,850 of principal, and $1,750 of fees	21-Jun-21	2,000
Common stock issued with debt	Relative fair value of $31,006	8-Jul-21	3,096
Common stock issued with debt	Relative fair value of $28,975	21-Jul-21	6,085
Common stock issued	Fair value of $191,000	22-Jul-21	10,000
Common stock issued at previous day bid price per note conversion agreement	Convert a portion of note payable including $25,000 of principal, $13,250 of interest, and $1,750 of fees	9-Aug-21	2,000
Common stock issued with debt	Value included with 8-Jul-21 transaction above	11-Aug-21	1,548
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $75,000	12-Aug-21	3,750
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $5,000	13-Aug-21	250
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $47,000	16-Aug-21	2,350
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $100,000	17-Aug-21	5,000
Common stock issued to broker as fees	Fair value of $30,055.	19-Aug-21	1,301
Common stock issued pursuant to share purchase agreement	$1.53 per share for gross proceeds of $306,000	24-Aug -21	20,000
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $4,500	7-Sep-21	225
Common stock issued pursuant to share purchase agreement	$1.16 per share for gross proceeds of $139,320	8-Sep-21	12,000
Common stock issued at previous day bid price per note conversion agreement	Convert a portion of note payable including $25,000 of principal, $13,250 of interest, and $1,750 of fees	9-Sep-21	2,000
Common stock issued at previous day bid price per note conversion agreement	Convert a portion of note payable including $25,000 of principal, $13,250 of interest, and $1,750 of fees	10-Sep-21	1,977
Common stock issued pursuant to share purchase agreement	$0.95 per share for gross proceeds of $85,050	7-Oct-21	9,000
Number of shares outstanding, January 31, 2022			341,023

Summary of Common Stock Shares Issued in the Year ended January 31, 2022

During the year ended January 31, 2022, the Company issued 172,300 shares for cash proceeds of $3,037,625. A lender converted $125,000 of the convertible notes, $27,691 of accrued interest and $7,500 of fees into 8,977 common shares. The Company issued 6,301 shares with a fair value of $137,555 as payment for fees to consultants. The Company issued 10,729 shares to lenders as commitment fee with a relative fair value of $59,801.

Summary of Common Stock Shares Issued in the Year ended January 31, 2021

During the year ended January 31, 2021, a lender converted a total of $24,803 of the convertible notes and $19,933 accrued interest and $20,185 of derivative liability into 62,485 common shares. We also issued:  17,500 shares for cash proceeds of $350,000 as part of a REG A subscription, 4,385 shares for $35,060 as commitment fees for loans, and 4,500 shares for $18,900 as payment on accrued expenses, related party.

Summary of Class C Preferred Stock Issued in the year ended January 31, 2022:

No transactions.

Summary of Class C Preferred Stock Issued in the year ended January 31, 2021:

●   250 shares valued at $9,105 in exchange of debt

●   100 shares to repay Accrued Expenses , Related Party for $11,177

●   150 shares as part of a debt settlement for $20,290

Options and Warrants

We had the following options and warrants outstanding at January 31, 2022:

Issued To	# Warrants and Options	Dated	Expire	Strike Price	Expired	Exercised
Lender	95,000	08/28/2020	08/28/2023	$4.00 per share	N	N
Broker	250	10/11/2020	10/11/2025	$45.00 per share	N	N
Broker	300	11/25/2020	11/25/2025	$30.00 per share	N	N
Triton	30,000	07/27/2021	07/27/2024	$21.11 per share	N	N
Consultant	25,000	08/26/2021	08/26/2024	$15.00 per share	N	N
T. Armes	50,000	10/14/2021	10/14/2023	$15.00 per share	N	N
Lender	90,000	11/12/2021	11/12/2026	$15.00 per share	N	N
Lender	90,000	11/12/2021	11/12/2026	$15.00 per share	N	N
Lender	30,000	01/27/2022	01/27/2025	$15.00 per share	N	N

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations For the Year Ended January 31, 2022 compared to the year ended January 31, 2021

The following table shows our results of operations for the years ended January 31, 2022 and 2021, The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

			Change
	2022	2021	$	%
Total Revenues	$11,018,751	$8,171,355	$2,847,396	35%
Gross Profit	1,547,447	1,460,628	86,819	6%
Total Operating Expenses	9,005,439	3,602,462	5,402,977	150%
Total Other Income (Expense)	(611,764)	3,329,010	(3,940,774)	(118%	)
Net Income (Loss)	$(8,069,756)	$1,187,176	$(9,256,932)	(780%	)

Revenue

The following table shows revenue split between proprietary and third party website revenue for the years ended January 31, 2022 and 2021:

			Change
	2022	2021	$	%
Proprietary website revenue	$7,576,068	$4,200,624	$3,375,444	80%
Third party website revenue	3,442,683	3,970,731	(528,048)	(13%	)
Total Revenue	$11,018,751	$8,171,355	$2,847,396	35%

We had total revenue of $11,018,757 for the year ended January 31, 2022, compared to $8,171,355 for the year ended January 31, 2021. Sales increased by $2,847,396 or 35%. This large increase can be attributed to many factors such as; economic stimulus payments from government, large increase in product offering, aggressive advertising and promotion, and economic growth emerging from pandemic. The Company at January 31, 2022 had $665,143 (2021-$687,786) of deferred revenue which represents orders received before January 31, 2022 but delivered after. This will be revenue that the Company recognizes in the first quarter ended April 30, 2022.  Also, the Company had $530,900 (2021-$188,385) in customer deposits which represents orders received before January 31, 2022 but either cancelled or still unfulfilled after. Both deferred revenues and deposits were a result of inventory shortages and supplier back-order issues. The Company believes that of the unrecognized revenue (deferred revenue and customer deposits combined) in 2022 which totals $1,196,043, $927,518 was a result of supply chain issues with the remaining $268,525 caused by normal operating issues. We do continue to grow our proprietary website revenues which increased by 80% offset by a reduction in third party website revenue by 13%.

Gross Profit

We had gross profit of $1,547,447 for the year ended January 31, 2022, compared to gross profit of $1,460,628 for the year ended January 31, 2021. Gross profit increased by $86,819, yet gross profit % decreased to 14% in fiscal 2022 from 18% in fiscal 2021.

Gross profit increased because of the 35% increase in sales however this was reduced because cost of revenue was higher because the Company had to purchase goods at higher product costs from distributers rather than the usual manufacturers for many of the new available products or some of the products that were not available from the usual manufacturers due to supply chain issues.

Operating Expenses

The following table shows our operating expenses for the years ended January 31, 2022 and 2021. Operating expenses increased to $9,005,439 for the year ended January 31, 2022 from $3,602,462 for the year ended January 31, 2021:

			Change
	2022	2021	$	%
Operating expenses
Depreciation	$48,931	$25,196	$23,735	94%
Postage, Shipping and Freight	531,954	498,370	33,584	7%
Marketing and Advertising	2,430,905	112,531	2,318,374	2,060%
E Commerce Services, Commissions and Fees	1,569,825	887,274	682,551	77%
Operating lease cost	121,917	121,917	—	0%
Personnel Costs	1,482,448	1,128,652	353,796	31%
PPP Loan Forgiveness	(209,447)	—	(209,447)	—
General and Administrative	3,028,906	828,522	2,200,384	266%
Total Operating Expenses	$9,005,439	$3,602,462	$5,402,977	150%

•   Depreciation increased by $23,735 due to asset additions totaling $196,569 in 2022, thus a higher asset value is being depreciated.

•   Postage shipping and freight increased by $33,584 due to higher sales.

•   Marketing and advertising increased by $2,318,374 due to strong promotional efforts geared to increasing brand awareness of the website as well as targeted advertising.

•   E Commerce Services, Commissions and Fees increased by $682,551 with approximately $47,000 due to increased sales and approximately $636,000 on the new website.

•   Personnel Costs decreased by $353,796 due to some isolated salary increases as well as staff increases in fiscal 2022 compared to fiscal 2021 which saw staff reductions as a result of the pandemic.

•   General and Administrative increased by $2,200,384. This increase is attributed to a non cash charge of $ 1,677,055 to stock based compensation, $425,090 increase in professional fees (which comprise of accounting, legal, reporting and transfer agent costs), and $188,215 increase in investor relations.

Other Income (Expense)

The following table shows our other income and expenses for the years ended January 31, 2022 and 2021:

			Change
	2022	2021	$	%
Other Income (Expense)
Gain (Loss) on Sale of Property and Equipment	$20,345	$464	$19,881	4,285%
Gain (Loss) on Derivatives	235,703	(828,614)	(1,064,317)	128%
Gain on Settlement of Debt	1,410,113	5,060,704	(3,650,591)	(72%	)
Amortization of Debt Discount	(918,463)	(335,004)	(583,459)	174%
Interest Expense	(1,359,462)	(568,540)	(790,922)	139%
Total Other Income (Expense)	$(611,764)	$3,329,010	$(3,940,774)	(118%	)

The results of the year ended January 31, 2022 resulted in other expense of $611,764 vs other income of $3,329,010 for the year ended January 31, 2021. For the year ended January 31, 2022 the Company acquired more short term debt which resulted in higher interest costs and debt amortization. For the year ended January 31, 2021 there were debt settlements and exchanges which resulted in the increase in gain on settlement of debt and lower interest expense. Fair value of derivatives was largely affected by the increase in the market price of our common stock during the current period as well as the significant reduction in convertible debt.

We had net loss of $8,069,756 for the year ended January 31, 2022, compared to net income of $1,187,176 for the year ended January 31, 2021 due mainly to the gain on debt settlement for the year ended January 31, 2021 , the higher interest and debt amortization, share based compensation and marketing and advertising for the year ended January 31, 2022 and the other factors mentioned above.

Liquidity and Capital Resources

As of January 31, 2022, we had cash and cash equivalents of $77,498 of cash, $432,583 of inventory and total current liabilities of $8,890,462. We had negative working capital of $8,325,847 as of January 31, 2022.

Net cash used in operations for the year ended January 31, 2022 was $6,340,468 compared to $859,821 for the year ended January 31, 2021.The use of cash in operations was caused by the net loss offset by non -cash adjustments.

Net cash (used in) provided from investing activities for the year ended January 31, 2022 was ($18,568) compared to $9,750 for the year ended January 31, 2021.

Cash provided by financing activities for the year ended January 31, 2022 was $6,158,870 compared to $965,611 for the year ended January 31, 2021. In both years the cash provided from financing activities was from the proceeds from the issuance of common shares and the net proceeds of notes payable and short term debt and in 2021 the PPP loan.

Subsequent to year end, through the date of filing of this Form 10-K, the company issued loans totaling $2,100,000 for cash proceeds of $1,728,250.

We borrowed funds and/or sold stock for working capital.  These transactions are detailed in the section “Recent Sales of Unregistered Securities”.

Currently, we don’t have sufficient cash reserves to meet its contractual obligations and its ongoing monthly expenses, which we anticipate totaling approximately $6,000,000 over the next 12 months.  Historically, revenues have not been sufficient to cover operating costs that would permit us to continue as a going concern. These conditions raise substantial doubt about our ability to continue as a going concern. We have been able to continue operating to date largely from loans made by its shareholders, other debt financings and sale of common stock.  We are currently looking at both short-term and more permanent financing opportunities, including debt or equity funding, bridge or short-term loans, and/or traditional bank funding, but we have not decided on any specific path moving forward.  Until we have raised sufficient funding to pay our ongoing expenses associated with being a public company, and we have sufficient funds to support our planned operations, we can provide no assurances that it will be able to meet its short and long-term liquidity needs, until necessary financing is secured.

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

Disaggregation of Revenue: Channel Revenue

The following table shows revenue split between proprietary and third party website revenue for the years ended January 31, 2022 and 2021:

			Change
	2022	2021	$	%
Proprietary website revenue	$7,576,068	$4,200,624	$3,375,444	80%
Third party website revenue	3,442,683	3,970,731	(528,048)	(13%	)
Total Revenue	$11,018,751	$8,171,355	$2,847,396	35%

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

Use of Estimates

In order to prepare financial statements in conformity with accounting principles generally accepted in the United States, management must make estimates, judgments and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. The ultimate resolution of issues requiring these estimates and assumptions could differ significantly from resolution currently anticipated by management and on which the financial statements are based.  The most significant estimates included in these consolidated financial statements are those associated with the assumptions used to estimate deferred revenue and customer deposits and value derivative liabilities.

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

As of January 31, 2022 and 2021, the Company’s derivative liabilities were measured at fair value using Level 3 inputs.  See Note 9.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of January 31, 2022:

	January 31, 2022	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities – embedded redemption feature	$1,263,442	$—	$—	$1,263,442
Totals	$1,263,442	$—	$—	$1,263,442

Derivative Liability

The derivative liabilities are valued as a level 3 input under the fair value hierarchy for valuing financial instruments. The derivatives arise from convertible debt where the debt and accrued interest is convertible into common stock at variable conversion prices. As the price of the common stock varies, it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date. When evaluating the effect of the issuance of new equity-linked or equity-settled instruments on previously issued instruments, the Company uses first-in, first-out method (“FIFO”) where authorized and unused shares would first be used to satisfy the earliest issued equity-linked instruments. As of January 31, 2022, the Company had warrants to purchase 360,550 common shares and stock options to purchase 50,000 common shares.

The fair value of the derivative liability is determined using a lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, historical stock price volatility, the expected term, and both high risk and the risk-free interest rate. The most sensitive inputs to the model are for expected time for the holder to convert or be repaid and the estimated historical volatility of the Company’s common stock.  However, because the historical volatility of the Company’s common stock is so high, the sensitivity required to change the liability by 1% as of January 31, 2022 is greater than 25% change in historical volatility as of that date.  The other inputs, such as risk free rate, high yield cash rate and stock price all have a sensitivity for a 1% change in the input variable results in a significantly less than 1% change in the calculated derivative liability.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8.  Financial Statements and Supplementary Data.

The Company’s consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of January 31, 2022 and 2021 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended have been audited by independent registered public accounting firm L J Soldinger Associates, LLC.. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

Item 9.  Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

Evaluation of Disclosure on Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2022. This evaluation was accomplished under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) who concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Internal Control—Integrated Framework) at January 31, 2021. Based on its evaluation, our management concluded that, as of January 31, 2022, our internal control over financial reporting was not effective because of limited staff and a need for a full time chief financial officer and the identification of the material weaknesses described above.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Name	Age	Position	Date First Appointed/ Elected To the Company
Timothy Armes	66	Chairman, Chief Executive Officer, President, Secretary and Treasurer and President and Chief Executive Officer of Auto Parts 4Less Group, Inc.	August 2011

Chris Davenport	52	President of Autoparts4less	October 2013

Timothy Armes: Mr. Armes has served as President and Chief Executive Officer of Auto Parts 4Less Group, Inc (formerly The 4Less Group, Inc. and MedCareers Group, Inc.) since August 2011.  From February 2011 to August 2011, Mr. Armes served as the Chief Operating Officer of the Company.  Since August 2011, Mr. Armes has served as the Chairman, Chief Executive Officer, President, Secretary and Treasurer of the Company. In 1992 Mr. Armes launched one of the first online job bulletin boards which eventually grew into jobs.com. As CEO of Jobs.com he raised over 100 million dollars and grew it into one of the top employment web sites before leaving the company in May of 2000. Mr. Armes began his career as an auditor for Ernst and Young and then as a real estate workout specialist with different firms in the mid 1980’s. Mr. Armes obtained a Bachelor of Business Administration degree in Accounting from the University of Texas in 1980 and passed the Certified Public Accountant exam.

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

Board Meetings and Annual Meeting

During the fiscal year ended January 31, 2022, our Board of Directors (currently consisting solely of Timothy Armes) did not meet or hold any formal meetings.  We did not hold an annual meeting in the year ended January 31, 2022.  In the absence of formal board meetings, the Board conducted all of its business and approved all corporate actions during the fiscal year ended January 31, 2022 by the unanimous written consent of its sole director.

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

Item 11.  Executive Compensation.

Summary Compensation Table

The table below summarizes the total compensation paid or earned by our Chief Executive Officer and Chief Financial Officer during the fiscal years ended January 31, 2022 and 2021.  We did not have any executive officers who received total compensation in excess of $100,000 during the fiscal years disclosed below, other than disclosed below.

Name and principal position (1)	Year	Salary*	Bonus	Stock Awards	Option Awards	All other compensation*	Total compensation

Timothy Armes	2022	$150,000	—	—	$585,000	—	$735,000
CEO, President, Treasurer, Secretary and Director (1)	2021	$91,701	—	—	—	—	$91,701

Christopher Davenport	2022	$612,790	—	—	—	—	$612,790
President Autoparts4Less	2021	$550,200	—	—	—	—	$550,200

__________

*	Does not include any accruals not paid in cash or perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. The value of the Stock Awards and Option Awards in the table above, if any, was calculated based on the fair value of such securities calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(1)	No executive or director received any consideration, separate from the compensation they received as an executive officer, for service on the Board of Directors of the Company during the periods disclosed.

Grants of Plan-Based Awards.  None.

Outstanding Equity Awards at Fiscal Year End.  Stock option to purchase 50,000 held by CEO.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our voting common stock, as of April 25, 2022, by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (ii) each of our officers and directors (provided that Mr. Armes currently serves as our sole director); and (iii) all of our officers and directors as a group.

Based on information available to us, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date of this filing are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage of ownership of any other person. The following table is based on 1,447,476 common shares issued and outstanding as of April 25, 2022 reflecting the reverse splits.

COMMON STOCK

	Beneficial Owner	Address	Shares	Percent Ownership

Common Stock	Timothy Armes Chairman / CEO President, Secretary, CFO	106 W Mayflower, Las Vegas, Nevada 89030	16,985	1.17%

Common Stock	Chris Davenport Founder and President Autoparts4Less	106 W Mayflower, Las Vegas, Nevada 89030	758,420	52.40%

	All Officers and Directors as a Group (2 Persons)		775,405	53.57%

	Greater than 5% Shareholders

	Chris Davenport		758,420	52.40%

	Sergio Salzano		84,269	5.82%

	All 5% Shareholders as a Group		842,689	58.22%

The following table is based on 0 shares of Series A Preferred Shares outstanding, 20,000 of Series B Preferred Shares outstanding, 0 shares of Series C Preferred Shares outstanding and 870 shares of Series D Preferred shares outstanding as of April 25, 2022.

PREFERRED STOCK

	Beneficial Owner	Address	Class	Shares	Percent Ownership

Preferred Stock	Timothy Armes Chairman / CEO President, Secretary, CFO	106 W Mayflower, Las Vegas, Nevada 89030	Pref A Pref B Pref C Pref D	0 1,000 0 120	0.00% 5.00% 0.00% 13.79%

Preferred Stock	Chris Davenport Founder and President of Autoparrts4Less	106 W Mayflower, Las Vegas, Nevada 89030	Pref A Pref B Pref C Pref D	0 17,100 0 675	0.00% 90.00% 0.00% 77.58%

	All Officers and Directors as a Group (2 Persons)		Pref A Pref B Pref C Pref D	0 18,100 0 795	0.00% 90.50% 0.00% 91.38%

	Greater than 5% Shareholders		Pref A Pref B Pref C Pref D	0 1,900 0 75	0.00% 9.50% 0.00% 8.62%

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

As a result of the acquisition of the 4Less Corp in November 2018 and disposition of Nurses Lounge in December of 2018, Mr. Armes canceled 100 million shares (1,666 post split) of his approximate 129,628,000 common shares he owned (2,160 post split). Along with the cancellation of his common stock and a verbal agreement to stay on as our President, CEO and Chairman of the Board. Mr. Armes received 120 shares of Series D Preferred stock, maintained his 1,000 shares of Series B Preferred stock, received 100 Class C preferred shares (during the year ended January 31, 2021) and a payable to Mr. Armes representing $180,000 of deferred income of which a balance of $ 46,173 remains payable at January 31, 2022. On February 1, 2022 Mr Armes converted his 100 Class C preferred shares for 12,484 common shares.

As part of the acquisition of The 4Less Corp., Christopher Davenport, the founder and president of The 4Less Corp, received 17,100 shares of Series B Preferred Stock representing approximately 89% of the 20,000 Series B Preferred stock outstanding, 6,075 shares of Series C Preferred stock outstanding which can be converted into approximately 60% of our outstanding common stock and 675 shares of Series D Preferred stock. On February 1, 2022 Mr. Davenport Armes converted his 6075 Class C preferred shares for 758,420 common shares.

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

Director Independence

We currently only have one director, Timothy Armes, who is not independent.  We have plans to appoint three independent directors in 3rd quarter of FYE 2023.

Item 14.  Principal Accounting Fees and Services.

(1) Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant’s annual financial statements and review of the financial statements included in the registrant’s Form 10-K and Form 10-Q(s) for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for fiscal year 2022 was approximately $346,057, for audit and 10-Q fees.

(2) Audit Related Fees

None.

(3) Tax Fees

$10,850

(4) All Other Fees

The aggregate fees billed for professional services rendered by our auditors for work related to registration statements during fiscal year 2022 was $56,580 and the aggregate fees billed for work related to the PPP credit was $3,730.

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

Auto Parts 4Less Group, Inc.

By:  /s/  Timothy Armes

Timothy Armes, Chairman (Director), Chief Executive Officer, President, Secretary and Treasurer

(Principal Executive Officer and Principal Financial/Accounting Officer)

Date: May 9, 2022

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________

*   Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Auto Parts 4Less Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Auto Parts 4Less Group, Inc. (the “Company”) as of January 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two years ended January 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two years ended January 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully explained in Note 2, which includes management’s plans in regards to this uncertainty, the Company has a negative working capital of approximately $8.3 million and an accumulated deficit of approximately $28.5 million and stockholders’ deficit of approximately $9.0 million as of the year ended January 31, 2022, and therefore there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter Description – Revenue Recognition

Revenue Recognition under ASC 606 is based on the core principle of the revenue standard that a company should recognize revenue when control is transferred over the promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for goods or services.

Critical Audit Matter Determination

As discussed in Note 1, the Company recognizes revenue when its performance obligations are satisfied at a point in time, when the products are received by the customer, which is when the customer has title to the goods and obtained the significant risks and rewards of ownership.

Critical Audit Matter Audit Procedures

The audit procedures we performed to address this critical audit matter included the following: (1) obtaining an understanding of the design and operating effectiveness of controls related to identifying when performance obligations were satisfied and determining the timing of revenue recognition, and the (2) selection of a sample of orders and testing that the amount of revenue recorded was proper and delivery occurred in the proper period.

Critical Audit Matter Description – Embedded Conversion Feature

The Company has numerous notes payable from prior years which were settled or converted, and several new notes in the current year with conversions rates that are determined by the closing bid price on the day preceding the conversion date. This and other factors require the embedded conversion feature to be bifurcated and the fair value of the feature to be remeasured at each reporting period.  Calculations and accounting for the notes payable and embedded conversion features require management’s judgments related to initial and subsequent recognition of the debt and related conversions features, use of a valuation model, and determination of the appropriate inputs used in the selected valuation model.

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

Critical Audit Matter Description – Going Concern

As discussed in both Note 2 to the consolidated financial statements and above, the Company has incurred significant losses since inception, and has an accumulated deficit of approximately $28.5 million and a working capital deficit of $8.3 million as of January 31, 2022.

Critical Audit Matter Determination

The following items were considered in determining that a going concern was a critical audit matter.

-	Significant losses and negative working capital and lack of liquidity

-	We also took into consideration the Company’s need to raise additional debt and equity financing over the next twelve months

Critical Audit Matter Audit Procedures

We reviewed the Company’s negative cash flows from operations.

We noted the negative working capital and continued losses.

We noted subsequent events and proceeds from debt financing in the amount of approximately $1.6 million dollars as of the date of our opinion.

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

Deer Park, Illinois

May 9, 2022

PCAOB Audit ID # 00318

AUTO PARTS 4LESS GROUP, INC.

FORMERLY THE 4 LESS GROUP, INC

Consolidated Balance Sheets

January 31, 2022 and 2021

	January 31, 2022	January 31, 2021
Assets
Current Assets
Cash and Cash Equivalents	$77,498	$277,664
Share proceeds receivable	—	100,000
Inventory	432,583	323,411
Prepaid Expenses	16,065	11,859
Deferred Offering Costs	23,000	—
Other Current Assets	15,469	2,149
Total Current Assets	564,615	715,083
Operating Lease Assets	242,583	344,413
Property and Equipment, net of accumulated depreciation of $122,469 and $88,823	221,336	80,027

Total Assets	$1,028,534	$1,139,523

Liabilities and Stockholders’ Deficit
Current Liabilities
Bank Overdraft	$11,055	$—
Accounts Payable	1,228,039	869,765
Accrued Expenses	796,397	1,382,839
Accrued Expenses – Related Party	46,173	106,173
Customer Deposits	530,900	188,385
Deferred Revenue	665,143	687,766
Short-Term Debt	3,454,133	716,142
Current Operating Lease Liability	100,001	90,286
Short-Term Convertible Debt, net of debt discount of $2,131,034 and $309,317	647,966	336,683
Derivative Liabilities	1,263,442	213,741
PPP Loan-current portion	—	43,294
Shareholder Loans Payable	119,476	—
Current Portion – Long-Term Debt	27,737	424,064
Total Current Liabilities	8,890,462	5,059,138

Non-Current Lease Liability	138,551	244,049
PPP Loan -long term portion	—	166,153
Long-Term Debt	115,900	890,373

Total Liabilities	9,144,913	6,359,713

Commitments and Contingencies

Redeemable Preferred Stock
Series D Preferred Stock, $0.001 par value, 870 shares authorized, 870 and 870 shares issued and outstanding	870,000	870,000

Stockholders’ Deficit
Preferred Stock – Series A, $0.001 par value, 330,000 shares authorized, 0 and 0 shares issued and outstanding	—	—
Preferred Stock – Series B, $0.001 par value, 20,000 shares authorized, 20,000 and 20,000 shares issued and outstanding	20	20
Preferred Stock – Series C, $0.001 par value, 7,250 shares authorized, 7,250 and 7,250 shares issued and outstanding	7	7
Common Stock, $0.000001 par value, 75,000,000 shares authorized, 341,023 and 142,716 shares issued, issuable and outstanding	—	—
Additional Paid In Capital	19,465,327	14,291,760
Accumulated Deficit	(28,451,733)	(20,381,977)
Total Stockholders’ Deficit	(8,986,379)	(6,090,190)

Total Liabilities and Stockholders’ Deficit	$1,028,534	$1,139,523

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

AUTO PARTS 4LESS GROUP, INC.

FORMERLY THE 4 LESS GROUP, INC

Consolidated Statements of Operations

For the Years Ended January 31, 2022 and 2021

	2022	2021
Revenue, net	$11,018,751	$8,171,355

Cost of Revenue	9,471,304	6,710,727

Gross Profit	1,547,447	1,460,628

Operating Expenses:
Depreciation	48,931	25,196
Postage, Shipping and Freight	531,954	498,370
Marketing and Advertising	2,430,905	112,531
E Commerce Services, Commissions and Fees	1,569,825	887,274
Operating lease cost	121,917	121,917
Personnel Costs	1,482,448	1,128,652
PPP Loan Forgiveness	(209,447)	—
General and Administrative	3,028,906	828,522
Total Operating Expenses	9,005,439	3,602,462

Net Operating Loss	(7,457,992)	(2,141,834)

Other Income (Expense)
Gain (loss) on Sale of Property and Equipment	20,345	464
Gain (Loss) on Change in Fair Value of Derivatives	235,703	(828,614)
Gain on Settlement of Debt	1,410,113	5,060,704
Amortization of Debt Discount	(918,463)	(335,004)
Interest Expense	(1,359,462)	(568,540)
Total Other Income (Expense)	(611,764)	3,329,010

Net Income (Loss)	$(8,069,756)	$1,187,176

Basic Weighted Average Shares Outstanding	279,745	108,432
Basic Income (Loss) per Share	$(28.85)	$10.95
Diluted Weighted Average Shares Outstanding	279,745	607,003
Diluted (Loss) per Share	$(28.85)	$(3.65)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

AUTO PARTS 4LESS GROUP, INC.

FORMERLY THE 4LESS GROUP, INC.

Consolidated Statements of Shareholder’s Deficit

For the Years Ended January 31, 2022 and 2021

	Preferred Series A		Preferred Series B		Preferred Series C		Common Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
January 31, 2020	—	$—	20,000	$20	6,750	$7	53,846	$—	$13,449,337	$(21,569,153)	$(8,119,789)
Conversion of Notes Payable and Accrued Interest to Common Stock	—	—	—	—	—	—	62,485	—	44,736	—	44,736
Derivative Liability Reclassified as Equity Upon Conversion of notes	—	—	—	—	—	—	—	—	20,185	—	20,185
Issuance of Class C Shares In Exchange of Debt	—	—	—	—	250	—	—	—	9,105	—	9,105
Issuance of Class C Shares to Repay Accrued Expenses Related Party	—	—	—	—	100	—	—	—	11,177	—	11,177
Issuance of Class C Shares as Part of Debt Settlement	—	—	—	—	150	—	—	—	20,290	—	20,290
Issuance of Common Shares in Reg A Offering	—	—	—	—	—	—	17,500	—	350,000	—	350,000
Issuance of Common Shares as fees for loans	—	—	—	—	—	—	4,385	—	35,060	—	35,060
Issuance of 5500 Warrants for Broker’s fees	—	—	—	—	—	—	—	—	13,470	—	13,470
Issuance of Common Shares to Repay Accrued Expenses Related Party	—	—	—	—	—	—	4,500	—	18,900	—	18,900
Issuance of 950,000 Warrants as Part of Debt Settlement	—	—	—	—	—	—	—	—	351,500	—	351,500
Legal costs of Reg A subscription	—	—	—	—	—	—	—	—	(32,000)	—	(32,000)
Net (Loss)	—	—	—	—	—	—	—	—	—	1,187,176	1,187,176

January 31, 2021	—	$—	20,000	$20	7,250	$7	142,716	$—	$14,291,760	$(20,381,977)	$(6,090,190)

	Preferred Series A		Preferred Series B		Preferred Series C			Common Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Shares		Amount	Shares	Amount	Capital	Earnings	Total
January 31, 2021	—	$—	20,000	$20	7,250		$7	142,716	$—	$14,291,760	$(20,381,977)	$(6,090,190)
Issuance of Shares as Fees	—	—	—	—	—		—	6,301	—	137,555	—	137,555
Issuance of Shares Pursuant to REG A Subscription,Net of Issuance costs of $41,444	—	—	—	—		—	—	121,300	—	2,384,556	—	2,384,556
Issuance of shares	—	—	—	—		—	—	10,000	—	191,000	—	191,000
Share Issuances, Net of Issuance Costs of $530,370	—	—	—	—		—	—	41,000	—	—	—	—
Conversion of Notes Payable to Common Stock	—	—	—	—	—		—	8,977	—	161,441	—	161,441
Derivative Liability Reclassified as Equity Upon Conversion of notes	—	—	—	—	—		—	—	—	76,144	—	76,144
Equity Reinstated from Derivative Liability	—	—	—	—	—		—	—	—	15,134	—	15,134
Relative Fair Value of Equity Issued with Debt	—	—	—	—	—		—	10,729	—	234,237	—	234,237
Issuance of Warrants	—	—	—	—	—		—	—	—	876,000	—	876,000
Share Based Compensation on Warrants for Fees	—	—	—	—	—		—	—	—	512,500	—	512,500
Share Based Compensation on Options Issued to CEO	—	—	—	—	—		—	—	—	585,000	—	585,000
Net (Loss)	—	—	—	—	—		—	—	—	—	(8,069,756)	(8,069,756)

January 31, 2022	—	$—	20,000	$20	7,250		$7	341,023	$—	$19,465,327	$(28,451,733)	$(8,986,379)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

AUTO PARTS 4LESS GROUP, INC.

FORMERLY THE 4LESS GROUP, INC.

Consolidated Statements of Cash Flows

For the Years Ended January 31, 2022 and 2021

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(8,069,756)	$1,187,176
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation	48,931	25,196
Reduction of Right of Use Asset	95,784	87,702
Accretion of Lease Liability	26,133	34,215
Loss (Gain ) in Fair Value on Derivative Liabilities	(235,703)	828,614
Amortization of Debt Discount	918,463	335,004
Interest Expense Related to Excess of Deferred offering Cost Over Share Proceeds	69,630	—
Loan Penalties Capitalized to Loan	28,000	3,394
Original Issue Discount on Short-Term Convertible Notes Expensed to Interest	20,000	55,000
Stock Based Compensation	1,401,055	13,470
Interest expense related to warrants issued for debt extension	276,000	—
Gain on Settlement of Debt	(1,410,113)	(5,060,704)
PPP Loan Forgiveness	(209,447)	—
Gain on sale of Property	(20,345)	(464)
Change in Operating Assets and Liabilities:
Decrease (Increase) in Inventory	(109,173)	48,484
Decrease in Prepaid Rent and Expenses	1,841	2,743
(Increase) in Other Current Assets	(13,320)	(1,091)
Increase in Bank Overdraft	11,055	—
Increase in Accounts Payable	365,649	344,175
Increase in Accrued Expenses	266,873	483,031
Operating Lease Liability Payments	(121,917)	(121,917)
Increase (Decrease) in Customer Deposits	342,515	188,385
Increase (Decrease) in Deferred Revenue	(22,623)	687,766
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(6,340,468)	(859,821)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(43,628)	—
Disposal of Property and Equipment	25,060	9,750
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(18,568)	9,750

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuances of Common Shares, net of Issuance Costs	3,039,925	250,000
Proceeds from Short Term Debt	1,968,472	635,000
Payments on Short Term Debt	(547,821)	(471,920)
Proceeds on PPP Loan	—	209,447
Payments on Long Term Debt	(21,582)	(3,837)
Proceeds on Shareholder Loans Payable	119,476	—
Payments on Accrued Expenses -Related Party	(60,000)	(19,500)
Legal Costs of Reg A Subscription	—	(32,000)
Proceeds from Convertible Notes Payable	2,865,525	432,750
Payments on Convertible Notes Payable	(1,205,125)	(34,329)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,158,870	965,611

NET INCREASE IN CASH	(200,166)	115,540

CASH AT BEGINNING OF PERIOD	277,664	162,124

CASH AT END OF PERIOD	$77,498	$277,664

Supplemental Disclosure of Cash Flows Information:
Cash Paid for Interest	$649,234	$74,244
Derivative Debt Discount	$1,933,343	$264,487
Convertible Notes Interest and Derivatives Converted to Common Stock	$237,085	$64,921
Issuance of Warrants to Deferred Offering Costs	$600,000	$—
Deferred Offering Costs Against Share Proceeds	$530,370	$—
Fixed Assets financed through vehicle loans	$152,950	$—
Stock Issued to Related Party in Payment of Accrued Expenses	$—	$30,077
Issuance of Common Shares for Subscription Receivable	$—	$100,000
Original Issue Discount	$20,000	$52,000
Allocated Value of Common Shares Issued As Fees for Loans	$—	$35,060
Operating Lease Asset to Operating Lease Liability	$—	$39,494

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

AUTO PARTS 4LESS GROUP, INC.

FORMERLY THE 4LESS GROUP, INC.

Notes to Consolidated Financial Statements

January 31, 2021 and 2020

Note 1 – Description of Business and Summary of Significant Accounting Policies

Nature of Business – Auto Parts 4Less Group, Inc. formerly The 4LESS Group, Inc., (the “Company”), was incorporated under the laws of the State of Nevada on December 5, 2007. The Company, under the name MedCareers Group, Inc. (“MCGI” ) formally operated a website for nurses, nursing schools and nurses’ organizations designed for better communication between nurses and the nursing profession.

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

4LESS was formed as Vegas Suspension & Offroad, LLC on October 24, 2013 as a Nevada limited liability company and converted to a Nevada corporation with the same name on May 8, 2017. On April 2, 2018, the Company changed its name to The 4LESS Corp. The Corporation had S Corporation status. The Corporation operates as an e-commerce auto and truck parts sales company. As a result of the share exchange, the Company is now a holding company operating through 4LESS and offers products including exhaust systems, suspension systems, wheels, tires, stereo systems, truck bed covers, and shocks. On December 30, 2019 4LESS changed its name to Auto Parts 4Less, Inc. On April 28, 2022 The 4Less Group , Inc changed its name to Auto Parts 4less Group, Inc.

The financial statements have been adjusted to reflect a 10-1 reverse stock split effective April 28, 2022.

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

Principles of Consolidation

The financial statements include the accounts of Auto Parts 4Less Group, Inc. (formerly The 4Less Group, Inc.) as well as Auto Parts 4Less, Inc. (formerly The 4LESS Corp.) and JBJ Wholesale LLC.  All significant inter-company transactions have been eliminated.  All amounts are presented in U.S. Dollars unless otherwise stated.

Use of Estimates

In order to prepare financial statements in conformity with accounting principles generally accepted in the United States, management must make estimates, judgments and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. The ultimate resolution of issues requiring these estimates and assumptions could differ significantly from resolution currently anticipated by management and on which the financial statements are based.  The most significant estimates included in these consolidated financial statements are those associated with the assumptions used to estimate deferred revenue and customer deposits and value derivative liabilities, options and warrants.

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

Concentrations

Cost of Goods Sold

For the year ended January 31, 2022 the Company purchased approximately 54% of its inventory and items available for sale from third parties from three vendors. As of January 31, 2021, the net amount due to the vendors included in accounts payable was $349,839.  For the year ended January 31, 2021 the Company purchased approximately 57% of its inventory and items available for sale from third parties from three vendors. As of January 31, 2021, the net amount due to the vendors included in accounts payable was $599,072.   The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

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

As of January 31, 2022 and 2021, the Company’s derivative liabilities were measured at fair value using Level 3 inputs.  See Note 10.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of January 31, 2022 and January 31, 2021:

	January 31, 2022	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities – embedded redemption feature	$1,263,442	$—	$—	$1,263,442
Totals	$1,263,442	$—	$—	$1,263,442

	January 31, 2021	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities – embedded redemption feature	$213,741	$—	$—	$213,741
Totals	$213,741	$—	$—	$213,741

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

Derivative Liability

The derivative liabilities are valued as a level 3 input under the fair value hierarchy for valuing financial instruments. The derivatives arise from convertible debt where the debt and accrued interest is convertible into common stock at variable conversion prices. As the price of the common stock varies, it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date. When evaluating the effect of the issuance of new equity-linked or equity-settled instruments on previously issued instruments, the Company uses first-in, first-out method (“FIFO”) where authorized and unused shares would first be used to satisfy the earliest issued equity-linked instruments.

The fair value of the derivative liability is determined using a lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, historical stock price volatility, the expected term, and both high risk and the risk-free interest rate. The most sensitive inputs to the model are for expected time for the holder to convert or be repaid and the estimated historical volatility of the Company’s common stock.  However, because the historical volatility of the Company’s common stock is so high (see Note 10), the sensitivity required to change the liability by 1% as of January 31, 2022 is greater than 25% change in historical volatility as of that date.  The other inputs, such as risk free rate, high yield cash rate and stock price all have a sensitivity for a 1% change in the input variable results in a significantly less than 1% change in the calculated derivative liability.

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

Disaggregation of Revenue: Channel Revenue

The following table shows revenue split between proprietary and third party website revenue for the years ended January 31, 2022 and 2021:

			Change
	2022	2021	$	%
Proprietary website revenue	$7,576,068	$4,200,624	$3,375,444	80%
Third party website revenue	3,442,683	3,970,731	(528,048)	(13%	)
Total Revenue	$11,018,751	$8,171,355	$2,847,396	35%

The Company’s performance obligations are satisfied at the point in time when products are received by the customer, which is when the customer has title and obtained the significant risks and rewards of ownership. Therefore, the Company’s contracts have a single performance obligation (delivery of product). The Company primarily receives fixed consideration for sales of product with variability entering into consideration due to returns on shipped products. Shipping and handling amounts paid by customers are primarily for online orders and are included in revenue. Sales tax and other similar taxes are excluded from revenue.

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

 In December 2019, the Financial Accounting Standards Board (FASB) issued amended guidance on the accounting and reporting of income taxes. The guidance is intended to simplify the accounting for income taxes by removing exceptions related to certain intra-period tax allocations and deferred tax liabilities; clarifying guidance primarily related to evaluating the step-up tax basis for goodwill in a business combination; and reflecting enacted changes in tax laws or rates in the annual effective tax rate. The Company adopted the new guidance effective February 1, 2021. There was no impact to the Company’s consolidated financial statements upon adoption.

In January 2020, the FASB issued new guidance intended to clarify certain interactions between accounting standards related to equity securities, equity method investments and certain derivatives. The guidance addresses accounting for the transition into and out of the equity method of accounting and measuring certain purchased options and forward contracts to acquire investments. The Company adopted the new guidance effective February 1, 2021. There was no impact to the Company’s consolidated financial statements upon adoption.

In August 2020, the FASB issued amended guidance on the accounting for convertible instruments and contracts in an entity’s own equity. The guidance removes the separation model for convertible debt instruments and preferred stock, amends requirements for conversion options to be classified in equity as well as amends diluted earnings per share (EPS) calculations for certain convertible debt instruments. The amended guidance is effective for interim and annual periods in 2022. The application of the amendments in the new guidance are to be applied either on a modified retrospective or a retrospective basis. We are currently assessing the effect that the adoption of this standard will have on the Company’s consolidated financial statements upon adoption.

Recently Issued Accounting Standards Not Yet Adopted

In March 2020, the FASB issued optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting and subsequently issued clarifying amendments. The guidance provides optional expedients and exceptions for accounting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The optional guidance is effective upon issuance and can be applied on a prospective basis at any time between January 1, 2020 through December 31, 2022. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

In October 2021, the FASB issued amended guidance that requires acquiring entities to recognize and measure contract assets and liabilities in a business combination in accordance with existing revenue recognition guidance. The amended guidance is effective for interim and annual periods in 2023 and is to be applied prospectively. Early adoption is permitted on a retrospective basis to the beginning of the fiscal year of adoption. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements for prior acquisitions; however, the impact in future periods will be dependent upon the contract assets and contract liabilities acquired in future business combinations.

In November 2021, the FASB issued new guidance to increase the transparency of transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The guidance requires annual disclosures of such transactions to include the nature of the transactions and the significant terms and conditions, the accounting treatment and the impact to the company’s financial statements. The guidance is effective for annual periods beginning in 2022 and is to be applied on either a prospective or retrospective basis. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

There were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

NOTE 2 – GOING CONCERN AND FINANCIAL POSITION

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $28,451,733 as of January 31, 2022 and has a working capital deficit at January 31, 2022 of $8,325,847. As of January 31, 2022, the Company only had cash and cash equivalents of $77,498 and approximately $571,000 of short-term debt in default. The short-term debt agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. While the Company has continued to grow its revenues, at this time, our current liquidity position raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – PROPERTY

The Company capitalizes all property purchases over $1,000 and depreciates the assets on a straight-line basis over their useful lives of 3 years for computers and 7 years for all other assets. Property consists of the following at January 31, 2022 and 2021:

	2022	2021
Office furniture, fixtures and equipment	$94,041	$85,413
Shop equipment	43,004	43,004
Vehicles	206,760	40,433
Sub-total	343,805	168,850
Less: Accumulated depreciation	(122,469)	(88,823)
Total Property	$221,336	$80,027

Additions to fixed assets for the year ended January 31, 2022 were $196,578 with $35,000 paid in cash and $152,950 financed through vehicle loans for vehicles and an additional $8,628 acquired in equipment. Additions to fixed assets were $0 for the year ended January 31, 2021.

For the year ended January 31, 2022, vehicles having a cost of $20,000 and a net book value of $4,715 was disposed of. Proceeds received of $25,060 and a gain on sale of property and equipment of $20,345 were recorded. Office equipment having a cost of $9,750 and a net book value of $9,286 was disposed of during the year ended January 31, 2021. Proceeds received of $9,750 and a gain on sale of property and equipment of $464 were recorded.

Depreciation expense was $48,931 and $25,196 for the twelve months ended January 31, 2022 and January 2021, respectively.

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

Below is a summary of our lease assets and liabilities at January 31, 2022 and January 31, 2021.

Leases	Classification	January 31, 2022	January 31, 2021
Assets
Operating	Operating Lease Assets	$242,583	$344,413
Liabilities
Current
Operating	Current Operating Lease Liability	$100,001	$90,286
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	138,551	244,049
Total lease liabilities		$238,552	$334,335

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

Effective February 29 ,2020 the Company and landlord terminated the September 2019 lease with an annual rent of $15,480, a 3 year term an 1 year renewal. There were no costs associated with the termination. The Company eliminated the operating lease asset and operating lease liability at termination which was $45,032. (see Note 13)

Operating lease cost was $121,917 and $121,917 for both the twelve months ended January 31, 2022 and January 31, 2021, respectively.

NOTE 5 – CUSTOMER DEPOSITS

The Company receives payments from customers on orders prior to shipment. At January 31, 2022 the Company had received $530,900 (January 31, 2021- $188,385) in customer deposits for orders that were unfulfilled at January 31, 2022 and either canceled subsequent to year end or still awaiting shipment. The deposits on cancelled orders were either returned to the customers subsequent to January 31, 2022 or will remain as deposits until the item is either delivered and recorded as revenue or cancelled and refunded.

NOTE 6 – DEFERRED REVENUE

The Company receives payments from customers on orders prior to shipment. At January 31, 2022 the Company had received $665,143 (January 31, 2021- $687,766) in customer payments for orders that were unfulfilled at January 31, 2022 and delivered subsequent to year end. The orders were unfulfilled at January 31, 2022 because of both normal order processing and fulfillment requirements, and back orders.

NOTE 7 – PPP LOAN

On May 2, 2020 the Company entered into a Paycheck Protection Promissory (PPP) Note Agreement whereby the lender would advance proceeds of $209,447 at a fixed rate of 1% per annum and a May 2, 2022 maturity. The loan was repayable in monthly installments of $8,818 commencing September 2, 2021 and continuing on the second day of every month thereafter until maturity when any remaining principal and interest are due and payable. On September 22, 2021 the loan was forgiven and $209,447 was recorded as a gain and is included in operating expenses.

NOTE 8 – SHORT-TERM AND LONG-TERM DEBT

The components of the Company’s short-term and long term debt as of January 31, 2022 and 2021 were as follows:

	January 31, 2022		January 31, 2021
Loan dated October 8, 2019, and revised February 29, 2020 and November 10, 2020 repayable June 30, 2022 with an additional interest payment of $20,000(3)	$97,340	*	$102,168
SFS Funding Loan, original loan of $389,980 January 8, 2020, 24% interest, weekly payments of $6,006, maturing July 28, 2021(2), fully repaid	—		161,227
Forklift Note Payable, original note of $20,433 Sept 26, 2018, 6.23% interest, 60 monthly payments of $394.54 ending August 2023(1)	8,183	#	12,269
Vehicle loan original loan of $93,239 February 16, 2021, 2.90 % interest. 72 monthly payments of $1,414 beginning on April 2, 2021 and ending on March 2, 2027. Secured by vehicle having net book value of $94,316.	81,346	#
Vehicle loan original loan of $59,711 March 20,2021, 7.89% interest. 72 monthly payments of $1,048 beginning on May 4 , 2021 and ending on April 4, 2027 . Secured by vehicle having net book value of $76,164.	54,108	#
Working Capital Note Payable - $700,000, dated October 29, 2021, repayment of $17,904 per week until Oct 29, 2022, interest rate of approximately 31%(2,4,7)	635,831	*
Working Capital Note Payable - $650,000, dated October 25, 2021, repayment of $15,875 per week until October 25, 2022, interest rate of approximately 26%(2,4,8)	596,047	*
Demand loan - $5,000 dated February 1, 2020, 15% interest, 5% fee on outstanding balance	5,000	*	5,000
Demand loan - $2,500, dated March 8, 2019, 25% interest, 5% fee on outstanding balance	2,500	*	2,500
Demand loan - $65,500 dated February 27, 2019, 25% interest, 5% fee on outstanding balance, Secured by the general assets of the Company	12,415	*	12,415
Promissory note - $60,000 dated September 18, 2020 maturing April 30, 2022(10), including $5,000 original issue discount, 15% compounded interest payable monthly	60,000	*	60,000
Promissory note - $425,000 dated August 28, 2020, including $50,000 original issue discount, 15% compounded interest payable monthly. This note matures when the Company receives proceeds through a financing event of $825,000 plus accrued interest on the note. (5)	425,000	*	425,000
Promissory note - $1,200,000 dated August 28, 2020, maturing August 28, 2022, 12% interest payable monthly with the first six months interest deferred until the 6th month and added to principal .(6)	1,200,000	*	1,200,000
Promissory note - $420,000 dated December 27, 2021, including $20,000 original issue discount, maturing January 27, 2022, non-interest bearing (9)†	420,000	*
Promissory note - $50,000 dated August 31, 2020, maturing February 28, 2021, 10% interest payable accrued monthly payable at maturity Fully repaid at April 30, 2021	—		50,000
Total	$3,597,770		$2,030,579

	January 31, 2022	January 31, 2021
Short-Term Debt	$3,454,133	$716,142
Current Portion of Long-Term Debt	27,737	424,064
Long-Term Debt	115,900	890,373
Total	$3,597,770	$2,030,579

__________

†	In default
*	Short-term loans
#	Long-term loans of $8,183 including current portion of $4,325
$54,108 including current portion $8,632
$81,346 including current portion $14,780
(1)	Secured by equipment having a net book value of $10,242
(2)	The amounts due under the note are personally guaranteed by an officer or a director of the Company.
(3)	On November 10, 2020 the Company amended the agreement extending the maturity to June 30, 2022 from April 8, 2021 and changing monthly payments to $0 from $5,705 and interest rate from 13% to a $20,000 lump sum payable at maturity.
(4)	The Company has pledged a security interest on all accounts receivable and banks accounts of the Company.
(5)	Financing event would be a sale or issuance of assets, debt, shares or any means of raising capital. As the Company has entered into such a transaction the loan has reached maturity and is treated as current. An extension was granted on December 13, 2021 amending the maturity date to April 30, 2022. The April 30, 2022 payment has not been made and the Company is working on another extension with the lender.
(6)	Secured by all assets of the Company. Loan payable in 2 instalments, $445,200 payable August 28, 2021 and $826,800 payable August 28, 2022. On December 13, 2021 the parties amended the maturity date for the first instalment to be April 30, 2022 with ethe second instalment date unchanged. The April 30, 2022 payment has not been made and the Company is working on another extension with the lender.
(7)	This loan replaces $500,000 loan dated June 4, 2021, $422,009 proceeds were used to repay this loan , net cash received was $253,491 after payment of $26,500 in fees.
(8)	This loan replaces $500,000 loan dated June 4, 2021, $359,919 proceeds were used to repay this loan , net cash received was $267,606 after payment of $22,475 in fees.
(9)	Penalty of 10% of principal amount and 30,000 3 year warrants with an exercise price of $15.00 on initial default and 2% of principal amount and 15,000 3 year warrants with an exercise price of $15.00 for every 30 day default period thereafter. Initial default has been recorded at January 31, 2022 with an interest charge of $42,000 and another $276,000 which was the fair value of the warrants (see Note 11). The Company has defaulted on the March 2, 2022, April 1, 2022 and will issue an additional 15,000 warrants for each of those defaults.
(10)	The April 30, 2022 payment has not been made and the Company is working on another extension with the lender.

The following are the minimum amounts due on the notes as of January 31, 2022:

Year Ended	Amount
January 31, 2023	$3,481,870
January 31, 2024	28,427
January 31, 2025	25,798
January 31, 2026	27,107
January 31, 2027	28,498
January 31, 2028	6,070
Total	$3,597,770

NOTE 9 – SHORT-TERM CONVERTIBLE DEBT

The components of the Company’s convertible debt as of January 31, 2022 and 2021 were as follows:

	Interest	Default Interest	Conversion	Outstanding Principal at
Maturity Date	Rate	Rate	Price	January 31, 2022	January 31, 2021
Nov 4, 2013*	12%	12%	$1,800,000	$100,000	$100,000
Jan 31, 2014*	12%	18%	$2,400,000	16,000	16,000
July 31, 2013*	12%	12%	$1,440,000	5,000	5,000
Jan 31, 2014*	12%	12%	$2,400,000	30,000	30,000
Oct. 12, 2021	12%	16%	(3)	—	230,000
Nov. 16, 2021	12%	16%	(3)	—	100,000
Nov. 23, 2021	12%	16%	(3)	—	165,000
Nov 12, 2022	8%	12%	(1)	2,400,000	—
Jan. 13, 2023	12%	22%	(2)	228,000	—
Sub-total				2,779,000	646,000
Debt Discount				(2,131,034)	(309,317)
				$647,966	$336,683

__________

*	In default
(1)	lesser of $ 1.25 or 75 % of offering price if there is an uplisting to a national securities exchange.
(2)	75% of closing bid price on day preceding conversion date in event of default
(3)	closing bid price on the day preceding the conversion date in the event of default

The Company had accrued interest payable of $231,412 and $240,713 on the notes at January 31, 2022 and January 31, 2021, respectively.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that certain features in some instruments should be classified as liabilities due to there being a variable number of shares to be delivered upon settlement of the above conversion options. The derivative features are measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option and attached warrants resulted in a discount to the note on the debt modification date. For the years ended January 31, 2022 and 2021, the Company recorded amortization expense of $918,463 and $335,004, respectively. See more information in Note 8.

During the years ended January 31, 2022 and 2021 the Company added $28,000 and $3,394 in penalty interest to the loans, respectively.

On July 7, 2021 the Company entered into a convertible note for $231,000 with a one year maturity, interest rate of 12%, the Company received $199,500 in cash proceeds, recorded an original issue discount of $21,000, a derivative discount of $39,261 related to a conversion feature, and transaction fees of $10,500. As part of the loan the Company issued 3.096 shares as a commitment fee and recognized $31,005 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital. The discount is amortized over the term of the loan. The loan has been fully repaid.

On July 12, 2021 the Company entered into a convertible note for $355,000 with a one year maturity, interest rate of 12%, the Company received $300,025 in cash proceeds, recorded an original issue discount of $35,500, a derivative discount of $171,250 related to a conversion feature, and transaction fees of $19,475. As part of the loan the Company issued 6,085 shares as a commitment fee and recognized $28,795 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital. The discount is amortized over the term of the loan. The loan has been fully repaid.

On July 20, 2021 the Company entered into a new convertible note for $224,125 with a one year maturity, interest rate of 10%, the Company received $200,000 in cash proceeds, recorded an original issue discount of $20,375, a derivative discount of $106,364 related to a conversion feature, and transaction fees of $3,750. The discount is amortized over the term of the loan.The loan has been fully repaid.

On November 12, 2021 the Company entered into a new convertible note for $2,400,000 with a one year maturity, interest rate of 8%, with a warrant (Warrant 1) to purchase 90,000 common shares with a five year maturity and an exercise price of $15.00, and an additional warrant (Warrant 2) to purchase 90,000 common shares with a five year maturity and an exercise price of $15.00 to be cancelled and extinguished if the note is repaid on or prior to maturity. The Company received $1,966,000 in cash proceeds, recorded an original issue discount of $240,000, a derivative discount of $1,589,617 for the conversion feature, recognized $174,436 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants, and transaction fees of $194,000. The discount is amortized over the term of the loan. The note is repayable in six monthly instalments of $432,000 commencing on June 10, 2022. This note is senior to all existing and future indebtedness of the Company. The Company has pledged a security interest on all the assets of the Company. The note has certain default provisions such as failure to pay any principal or interest when due, failure to uplist to a national stock exchange by May 12, 2022, and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 125% and Warrant 2 is no longer cancellable for any circumstance.

On January 13, 2021 the Company entered into an unsecured convertible note for $228,000 with a one year maturity, interest rate of 12%, the Company received $200,000 in cash proceeds, recorded an original issue discount of $24,250 and a derivative discount of $26,843, and transaction fees of $3,750. The discount is amortized over the term of the loan. The note is repayable in 10 monthly instalments of $25,536 commencing March 1, 2022. The March, April and May instalments have been paid. The note has certain default provisions such as failure to pay any principal or interest when due, and if the Company is in default of any of its other agreements. In the event of these or any other default provisions, the note becomes due and payable at 150%.

During the year ended January 31, 2022, the Company converted a total of $125,000 of the convertible notes, $27,691 of accrued interest and $8,750 of fees into 89,771 common shares.

As of January 31, 2022, the Company had $151,000 of aggregate debt in default. The agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. The Company continues to accrue interest at the listed rates, and plans to seek their conversion or payoff within the next twelve months.

NOTE 10 – DERIVATIVE LIABILITIES

As of January 31, 2022 and January 31, 2021, the Company had derivative liabilities of $1,263,442 and $213,741, respectively. During the years ended January 31, 2022 and 2021 the Company recorded a gain of $235,703 and a loss of $828,614 from the change in the fair value of derivative liabilities, respectively.

The derivative liabilities are valued as a level 3 input for valuing financial instruments.

The following table presents changes in Level 3 liabilities measured at fair value for the years ended January 31, 2022 and January 31, 2021. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

Level 3
Derivatives
Balance, January 31, 2020	$2,611,125
Changes due to Issuance of New Convertible Notes	264,487
Reduction of derivative due to extinguishment or repayment	(3,470,300)
Changes due to Conversion of Notes Payable	(20,185)
Mark to Market Change in Derivatives	828,614

Balance, January 31, 2021	213,741
Changes due to Issuance of New Convertible Notes	1,933,343
Reduction of derivative due to extinguishment or repayment	(556,661)
Reinstatement of Derivative to Equity	(15,134)
Changes due to Conversion of Notes Payable	(76,144)
Mark to Market Change in Derivatives	(235,703)
Balance, January 31, 2022	$1,263,442

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices which are linked to the trading and/or bid prices of the Company’s common stock as traded on the OTC market.

As the price of the common stock varies it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date.

The fair value of the derivative liability is determined using the lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s embedded conversion features that are categorized within Level 3 of the fair value hierarchy as of January 31, 2022 is as follows:

Embedded
Derivative Liability
As of January 31, 2022
Strike price	$9.00 - $17.80
Contractual term (years)	0.24 - 1.0 years
Volatility (annual)	99.70% - 126.9%
High yield cash rate	17.3% - 27.63%
Underlying fair market value	0.85
Risk-free rate	0.41% - 0.72%
Dividend yield (per share)	0%

NOTE 11 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 20,000,000 shares of Preferred Stock, having a par value of $0.001 per share.

Series A Preferred Stock

The Series A Preferred Stock has an automatic forced conversion into common stock upon the completion of the repurchase or extinguishing of all “toxic” debt (notes having conversion features tied to the Company’s common stock), the extinguishing of all other existing dilutive debt or equity structures, and total recapitalization of the Company. As of both January 31, 2022, and January 31, 2021 the Company had 0 shares of Series A Preferred issued and outstanding and 330,000 authorized with a par value of $0.001 per share.

At both January 31, 2022 and January 31, 2021, respectively, there were 20,000 and 20,000 Series B preferred shares outstanding. The Series B Preferred Stock have voting rights equal to 66.7% of the total voting rights at any time. There are no conversion rights granted holders of Series B Preferred shares, they are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 20,000 Series B preferred shares authorized and issued of the Series B Preferred Stock with a par-value of $0.001 per share.

At both January 31, 2022 and January 31, 2021, there were 7,250 and 7,250 Series C preferred shares outstanding, respectively. The Series C Preferred Stock have the right to convert into the common stock of the Company by multiplying the number of issued and outstanding shares of common stock by 2.63 on the conversion date. The holders of Series C Preferred shares are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 7,250 Series C preferred shares authorized and 7,250 shares issued with a par-value of $0.001 per share. The Series C Preferred Stock will convert before December 31, 2022.

At both January 31, 2022 and January 31, 2021, there were 870 Series D preferred shares authorized and outstanding, respectively which with a par value $.001. All shares of Series D Preferred Stock will rank subordinate and junior to all shares of Series A, B and C of Preferred Stock of the Corporation and pari passu with any of the Corporation’s preferred stock hereafter created as to distributions of assets upon dissolution or winding up of the Corporation, whether voluntary or involuntary. These shares are non-voting, do not receive dividends and are redeemable according to the terms set out below:

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

Neither the Company nor any Series D preferred stockholders has given notice to exercise the redemption as of January 31, 2022  or by the date  the financial statements were issued.

Because the holders of the Series D preferred stock have the right to demand cash redemption, the cumulative amount of the redemption feature is included in Temporary Equity as of January 31, 2022 and 2021.

Common Stock

The Company is authorized to issue 75,000,000 common shares at a par value of $0.000001 per share. These shares have full voting rights. The Company undertook a 10-1 reverse stock split on April 28, 2022. The share capital has been retrospectively adjusted accordingly to reflect these reverse stock splits. At January 31, 2022 and January 31, 2021 there were 341,023 and 142,716 shares outstanding and issuable, respectively.  No dividends were paid in the years ended January 31, 2022 or 2021. The Company’s articles of incorporation include a provision that the Company is not allowed to issue fractional shares. Included in the shares outstanding at January 31, 2022 are 1,875 issuable shares.

The Company issued the following shares of common stock in the year ended January 31, 2022:

● Conversion of $125,000 notes payable, $27,691 accrued interest, $8,750 of fees and $76,144 of derivative liability to 8,977 shares of common stock.

● The Company issued 172,300 shares for gross proceeds $3,039,925.

● The Company issued 6,301 shares with a fair value of $137,555 as payment for fees to consultants.

● The Company issued 10,729 shares to lenders as commitment fee with a relative fair value of $234.237.

The Company issued the following shares of common stock in the year ended January 31, 2021:

● Conversion of $24,803 notes payable, $19,933 accrued interest and $20,185 of derivative liability to 62,485 shares of common stock.

● The Company issued 17,500 shares for $350,000 as part of Regulation A filing. The company received $250,000 in cash proceeds with the remaining $100,000 recorded as share proceeds receivable.

● The Company issued 4,500 shares for fair value of $18,900 to repay accrued expenses related party.

● The Company issued 4,385 shares to various lenders for fees with a $35,060 charge to debt discount and a corresponding charge to paid-in capital.

Options and Warrants:

The Company has 75,000 options outstanding as of January 31, 2022 and nil as of January 31, 2021.

The Company recorded option and warrant expense of $1,263,500 and $0 for the years ended January 31, 2022 and January 31, 2021, respectively.

For the year ended January 31 ,2021 the Company issued the following warrants:

On July 27, 2021, the Company issued a warrant to Triton Funds LP (“Triton”) to acquire 30,000 shares of the Company’s common stock as part of the Common Stock Purchase Agreement with Triton which allows Triton to purchase shares of our common stock and which was included in the Registration Statement on Form S-1 the Company filed on August 5, 2021 and which went effective on August 18, 2021. The table A below provides the significant estimates used that resulted in the Company determining the fair value of the warrant at $600,000, which has been recorded as a deferred offering cost. At January 31,2022 the Company recorded $530,370 of the deferred offering costs against the total net proceeds received in paid -in capital, with the remaining $69,630 charged as interest expense.

At January 31, 2022 deferred offering cost are $23,000, related to an upcoming registration statement.

Table A

Expected volatility	2181%
Exercise price	$21.10
Stock price	$20.00
Expected life	3 years
Risk-free interest rate	0.37%
Dividend yield	0%

On August 26, 2021, the Company issued an option to a consultant to acquire 25,000 shares of the Company’s common stock. The table B-1 below provides the significant estimates used that resulted in the Company determining the fair value of the option at $512,500, which has been recorded as consulting fees.

Table B-1

Expected volatility	2,174%
Exercise price	$15.00
Stock price	$20.50
Expected life	3 years
Risk-free interest rate	0.46%
Dividend yield	0%

On October 14, 2021, the Company issued an option to the CEO to acquire 50,000 shares of the Company’s common stock. The table B-2 below provides the significant estimates used that resulted in the Company determining the fair value of the option at $585,000, which has been recorded as consulting fees.

Table B-2

Expected volatility	2,644%
Exercise price	$15.00
Stock price	$11.70
Expected life	2 years
Risk-free interest rate	0.36%
Dividend yield	0%

On January 27,2022, the Company issued a warrant to a lender to acquire 30,000 shares of the Company’s common stock. The table C below provides the significant estimates used that resulted in the Company determining the fair value of the warrant at $276,000, which has been recorded as interest.

Table C

Expected volatility	1,885%
Exercise price	$15.00
Stock price	$9.20
Expected life	3 years
Risk-free interest rate	1.43%
Dividend yield	0%

On November 12, 2021 as part of a loan agreement referred to in Note 9 issued warrant to purchase 90,000 common shares with a five year maturity and an exercise price of $15.00, and an additional warrant to purchase 90,000 common shares with a five year maturity and an exercise price of $15.00 to be cancelled and extinguished if the note is repaid on or prior to maturity.

The table D below provides the significant estimates used that resulted in the Company determining the fair value of the warrant at $2,073,053.

Table D

Expected volatility	304% - 311%
Exercise price	$15.00
Stock price	$9.00 - $18.80
Expected life	5 years
Risk-free interest rate	1.43%
Dividend yield	0%

For the year ended January 31 ,2021 the Company issued the following warrants:

● a warrant to acquire 95,000 shares of stock as part of a debt settlement transaction. The Warrant gives the holder the right to cash settle the warrants if a fundamental transaction as defined in the warrants occurs. However, a member of management and shareholder of the Company who controls approximately 60% of all voting shares would decide if a fundamental transaction would occur. The Company currently is not considering any fundamental transactions. Based on the above the Company used a Black Scholes model to record the value of the warrant. The warrants having a fair value of $351,500 was included as part of the consideration in the above mentioned debt settlement transaction with a corresponding increase in additional paid-in capital valued using the Black-Scholes option pricing model according to the following assumptions in the Table A below:

● warrants to a broker to acquire 550 common shares for a fair value of $13,470 recorded as general and administrative expenses with a corresponding increase in additional paid-in capital valued using the Black-Scholes option pricing model according to the following assumptions in the Table A below:

Table A

Expected volatility	415.5% - 506.8%
Exercise price	$4.00 - $45.00
Stock price	$3.70 - $27.00
Expected life	3 - 5 years
Risk-free interest rate	0.19% - 0.39%
Dividend yield	0%

The Company had the following options and warrants outstanding at January 31, 2022:

Issued To	# Warrants	Dated	Expire	Strike Price	Expired	Exercised
Lender	95,000	08/28/2020	08/28/2023	$4.00 per share	N	N
Broker	250	10/11/2020	10/11/2025	$45.00 per share	N	N
Broker	300	11/25/2020	11/25/2025	$30.00 per share	N	N
Triton	30,000	07/27/2021	07/27/2024	$21.10 per share	N	N
Consultant	25,000	08/26/2021	08/26/2024	$15.00 per share	N	N
Lender	90,000	11/12/2021	11/12/2026	$15.00 per share	N	N
Lender	90,000*	11/12/2021	11/12/2026	$15.00 per share	N	N
Lender	30,000	1/27/2022	1/27/2025	$15.00 per share	N	N
*	These warrants are extinguished if Company repays note by 11/12/2022 maturity.

The Company had the following fully vested options outstanding at January 31, 2022:

Issued To	# Options	Dated	Expire	Strike Price	Expired	Exercised
Consultant	25,000	8/26/2021	8/26/2024	$15.00 per share	N	N
T. Armes	50,000	10/14/2021	10/14/2023	$15.00 per share	N	N

The following table summarizes the activity of options and warrants issued and outstanding as of and for the year ended January 31, 2022 and 2021:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 31, 2020	—	$—	0.14	$2252.200
Granted	—	—	95,550	4.20
Exercised	—	—	—	—
Forfeited and canceled	—	—	(0.14)	(2252.200)
Outstanding at January 31, 2021	—	$—	95,550	$4.20
Granted	75,000	15.00	265,000	15.70
Exercised	—	—	—	—
Forfeited and canceled	—	—	—	—
Outstanding at January 31, 2022	75,000	$15.00	360,550	$12.64

NOTE 12 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The income tax expense (benefit) consisted of the following for the fiscal year ended January 31, 2022 and 2021:

	January 31, 2022	January 31, 2021
Total current	$—	$—
Total deferred	—	—
Income tax expense (benefit)	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax benefit for the fiscal year ended January 31, 2022(in thousands):

January 31, 2022
Federal statutory (benefit)	$(1,694,649)
Permanent timing differences	533,949
Other	239,700
Change in valuation allowance	921,000
Total	$—

For the year ended January 31, 2022, the expected tax benefit is calculated at the 2019 statutory rate of 21%.

For the year ended January 31, 2021, the expected tax benefit, temporary timing differences and long-term timing differences are calculated at the 21% statutory rate.

Significant components of the Company’s deferred tax assets and liabilities were as follows for the fiscal year ended January 31, 2022 and 2021:

	January 31, 2021	January 31, 2021
Deferred tax assets:
Net operating loss carryforwards	$1,860,000	$939,000
Total deferred tax assets	1,860,000	939,000

Deferred tax liabilities:
Depreciation	—	—
Deferred revenue	—	—
Total deferred tax liabilities	—	—

Net deferred tax assets:
Less valuation allowance	(1,860,000)	(939,000)
Net deferred tax assets (liabilities)	$—	$—

The Company has incurred losses since inception, therefore, the Company has no federal tax liability.  Additionally there are limitations imposed by certain transactions which are deemed to be ownership changes which occurred in the Company on November 29, 2018.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward was approximately $8,860,000 at January 31, 2022.  The net operating loss carryforward that is available for carryforward for federal income tax purposes and begin to expire in 2039.

Although the Company has tax loss carry-forwards, there is uncertainty as to utilization prior to their expiration.  Accordingly, the future income tax asset amounts have been fully reserved by a valuation allowance.

The Company has maintained a full valuation allowance against its deferred tax assets at January 31, 2022 and 2021. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of realizing the net deferred tax asset, a full valuation allowance has been provided.

The Company does not have any uncertain tax positions at January 31, 2022 and 2021 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

During the fiscal year ended January 31, 2022 and 2021, the Company recognized no amounts related to tax interest or penalties related to uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. The Company currently has no years under examination by any jurisdiction.

On November 29, 2018, the Company consummated a share exchange agreement whereby there was a change of control and any net operating losses up to the date of the transaction were forfeited.

The Company’s tax returns for the years ended January 31, 2022, 2021, and 2020 are open for examination under Federal statute of limitations.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

On June 1, 2015, the Company entered into a 36-month lease agreement for its 2,590 sf office facility with a minimum base rent of $2,720 per month. The Company paid base rent and their share of maintenance expense of $0 and $43,200 related to this lease for the periods ended January 31, 2022 and 2021, respectively. The lease was on a month to month basis since the lease has not been renewed and the Company records the payments as rent expense. This lease has been terminated on December 31, 2020

On August 30, 2016, the Company entered into a 60-month lease agreement for its 3,554 sf warehouse facility starting in December 2016 with a minimum base rent of $2,132 and estimated monthly CAM charges of $1,017 per month. This lease is with a shareholder.

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

Maturity of Lease Liabilities	Operating Leases
January 31, 2023	$116,879
January 31, 2024	62,003
January 31, 2025	30,003
January 31, 2026	30,003
January 31, 2027	25,003
After January 31, 2027	—
Total lease payments	263,891
Less: Interest	(25,339)
Present value of lease liabilities	$238,552

The Company had total rent expense and operating lease cost of $133,562 and $164,095 for the years ended January 31, 2022 and 2021, respectively.

NOTE 14 – EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts for the years ended January 31, 2022 and January 31, 2021 were determined as follows:

	For the Years Ended
	January 31,
	2022	2021
Numerator:
Net income (loss) available to common shareholders	$(8,069,756)	$1,187,176

Denominator:
Weighted average shares – basic	279,745	108,432

Net income (loss) per share – basic	$(28.85)	$10.95

Effect of common stock equivalents
Add: interest expense on convertible debt	83,502	259,086
Add: amortization of debt discount	918,462	326,238
Less: gain on settlement of debt on convertible notes	(556,661)	(4,835,429)
Add (Less): loss (gain) on change of derivative liabilities	(235,703)	845,586
Net income (loss) adjusted for common stock equivalents	(7,860,156)	(2,217,343)

Dilutive effect of common stock equivalents:
Convertible notes and accrued interest	—	40,417
Convertible Class C Preferred shares	—	363,154
Warrants and options	—	95,000

Denominator:
Weighted average shares – diluted	279,745	607,003

Net income (loss) per share – diluted	$(28.85)	$(3.65)

The anti-dilutive shares of common stock equivalents for the years ended January 31, 2022 and January 31, 2021 were as follows:

	For the Years Ended
	January 31,
	2022	2021
Convertible notes and accrued interest	290,374	—
Convertible Class C Preferred shares	896,892	—
Options	75,000	—
Warrants	320,550	—
Total	1,582,816	—

NOTE 15 – RELATED PARTY TRANSACTIONS

As of January 31, 2022 and 2021, the Company had $46,173 and $106,173, respectively, of related party accrued expenses related to accrued compensation for employees and consultants. During the year ended January 31, 2022 shareholders loaned $119,476 to the Company. The loans are non-interest-bearing and have no specified repayment terms. During the year ended January 31, 2021 the Company issued 4,500 shares of common stock for a fair value of $18,900 and 100 Class C preferred share at a fair value of $11,177 to repay Accrued Expenses- Related Party.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to January 31, 2022 through to May 9, 2022 the Company entered into the following transactions:

●	On February 1, 2022 Series C Preferred shareholders converted all of the outstanding Series C Preferred shares totaling 7,250 Series C Preferred shares in exchange for 905,111 common shares. The conversion is based on 2.63 multiplied by the outstanding shares per the transfer agent at the conversion date.

●	On February 14, 2022 the Company issued a convertible note for $,200,000, maturing August 14, 2022 an interest rate of 12%. The Company received $979,000 in cash proceeds, recorded an original issue discount of $120,000 and transaction fees of $101,000. As part of the loan the Company issued 115,000 shares with a fair value of $782,000 and with a warrant to purchase 120,000 common shares with a five year maturity and an exercise price of $15.00, having a fair value of $816,000. The discount will be amortized over the term of the loan. The note is convertible only in the event of default, including if the loan is not repaid at maturity. The conversion price is the lower of the lowest trading price i) previous 20 trading days before issuance date or ii) previous 20 trading days before conversion date. The loan maturity may be extended by an additional six months at the Company’s option. If the loan is not extended, then 60,000 out of the 115,000 shares issued will be cancelled.

●	On February 25, 2022, the Company issued a convertible note for $350,000, maturing August 25, 2022 an interest rate of 12%. The Company received $294,000 in cash proceeds, recorded an original issue discount of $35,000 and transaction fees of $21,000. As part of the loan the Company issued 33,542 shares with a fair value of $181,125 and with a warrant to purchase 35,000 common shares with a five year maturity and an exercise price of $15.00, having a fair value of $189,000. The discount will be amortized over the term of the loan. The note is convertible only in the event of default, including if the loan is not repaid at maturity. The conversion price is the lower of the lowest trading price i) previous 20 trading days before issuance date or ii) previous 20 trading days before conversion date. The loan maturity may be extended by an additional six months at the Company’s option. If the loan is not extended, then 17,500 out of the 33,542 shares issued will be cancelled.

●	On February 25, 2022, the Company issued a convertible note for $150,000, maturing August 25, 2022 an interest rate of 12%. The Company received $119,250 in cash proceeds, recorded an original issue discount of $15,000 and transaction fees of $15,750. As part of the loan the Company issued 14,400 shares with a fair value of $77,760 and with a warrant to purchase 15,000 common shares with a five year maturity and an exercise price of $15.00, having a fair value of $81,000. The discount will be amortized over the term of the loan. The note is convertible only in the event of default, including if the loan is not repaid at maturity. The conversion price is the lower of the lowest trading price i) previous 20 trading days before issuance date or ii) previous 20 trading days before conversion date. The loan maturity may be extended by an additional six months at the Company’s option. If the loan is not extended, then 7,500 out of the 14,400 shares issued will be cancelled.

●	On March 9, 2022, the Company issued a convertible note for $200,000, maturing October 9, 2022 an interest rate of 12%. The Company received $168,000 in cash proceeds, recorded an original issue discount of $20,000 and transaction fees of $12,000. As part of the loan the Company issued 19,200 shares with a fair value of $138,240 and with a warrant to purchase 20,000 common shares with a five year maturity and an exercise price of $15.00, having a fair value of $144,000. The discount will be amortized over the term of the loan. The note is convertible only in the event of default, including if the loan is not repaid at maturity. The conversion price is the lower of the lowest trading price i) previous 20 trading days before issuance date or ii) previous 20 trading days before conversion date. The loan maturity may be extended by an additional six months at the Company’s option. If the loan is not extended, then 10,000 out of the 19,200 shares issued will be cancelled.

●	On March 9, 2022, the Company issued another convertible note for $200,000, maturing October 9, 2022 an interest rate of 12%. The Company received $168,000 in cash proceeds, recorded an original issue discount of $20,000 and transaction fees of $12,000. As part of the loan the Company issued 19,200 shares with a fair value of $138,240 and with a warrant to purchase 20,000 common shares with a five year maturity and an exercise price of $15.00, having a fair value of $144,000. The discount will be amortized over the term of the loan. The note is convertible only in the event of default, including if the loan is not repaid at maturity. The conversion price is the lower of the lowest trading price i) previous 20 trading days before issuance date or ii) previous 20 trading days before conversion date. The loan maturity may be extended by an additional six months at the Company’s option. If the loan is not extended, then 10,000 out of the 19,200 shares issued will be cancelled.

The Company changed it’s name to Auto Parts 4Less Group, Inc. and has done a reverse stock split exchanging 10 common shares for 1 common share, both effective April 28, 2022.