Form 10-K/A
period 2022-01-31
Auto Parts 4Less Group, Inc.
filed 2022-05-10
CIK 1438901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

On May 9, 2022, we filed our Form 10-K for our fiscal year ending January 31, 2022 (the “10-K”). We are filing herein Amendment Number 1 to the 10-K, the only change of which is filing Exhibit 23.1 herein from L J Soldinger Associates, LLC, Deer Park, Illinois, PCAOB Audit ID # 00318.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

3. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

23.1*	Consent of Independent Registered Public Accounting Firm

31.1**	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________

*   Filed herewith.

**   Previously filed with original Form 10-K.

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

Date: May 10, 2022