Form 10-Q
period 2022-04-30
Auto Parts 4Less Group, Inc.
filed 2022-06-14
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

Yes [_]    No [X]

As of June 14, 2022, there were 1,544,449 shares of Common Stock of the issuer outstanding.

PART 1: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUTO PARTS 4LESS GROUP, INC.

FORMERLY THE 4LESS GROUP, INC.

Condensed Consolidated Balance Sheets

	April 30, 2022	January 31, 2022
	Unaudited	(*)
Assets
Current Assets
Cash and Cash Equivalents	$461,060	$77,498
Inventory	398,881	432,583
Prepaid Expenses	12,189	16,065
Deferred Offering Costs	23,000	23,000
Other Current Assets	4,123	15,469
Total Current Assets	899,253	564,615
Operating Lease Assets	213,714	242,583
Property and Equipment, net of accumulated depreciation of $135,406, and $122,469	209,541	221,336

Total Assets	$1,322,508	$1,028,534

Liabilities and Stockholders’ Deficit
Current Liabilities
Bank overdraft	$—	$11,055
Accounts Payable	1,093,942	1,228,039
Accrued Expenses	943,482	796,397
Accrued Expenses – Related Party	46,273	46,173
Customer Deposits	291,684	530,900
Deferred Revenue	332,823	665,143
Short-Term Debt	3,291,220	3,454,133
Current Operating Lease Liability	96,772	100,001
Short-Term Convertible Debt, net of debt discount of $3,339,672 and $2,131,034	2,263,728	647,966
Derivative Liabilities	1,991,793	1,263,442
Shareholder Loans Payable	50,000	119,476
Current Portion – Long-Term Debt	27,828	27,737
Total Current Liabilities	10,429,545	8,890,462

Non-Current Lease Liability	114,423	138,551
Long-Term Debt	108,962	115,900

Total Liabilities	10,652,930	9,144,913

Commitments and Contingencies	—	—
Redeemable Preferred Stock
Series D Preferred Stock, $0.001 par value, 870 shares authorized, 870 and 870 shares issued and outstanding	870,000	870,000

Stockholders’ Deficit
Preferred Stock – Series A, $0.001 par value, 330,000 shares authorized, 0 and 0 shares issued and outstanding	—	—
Preferred Stock – Series B, $0.001 par value, 20,000 shares authorized, 20,000 and 20,000 shares issued and outstanding	20	20
Preferred Stock – Series C, $0.001 par value, 7,250 shares authorized, 0 and 7,250 shares issued and outstanding	—	7
Common Stock, $0.000001 par value, 75,000,000 shares authorized, 1,500,362 and 341,023 shares issued, issuable and outstanding	1	—
Additional Paid In Capital	20,845,448	19,465,327
Accumulated Deficit	(31,045,891)	(28,451,733)
Total Stockholders’ Deficit	(10,200,422)	(8,986,379)

Total Liabilities and Stockholders’ Deficit	$1,322,508	$1,028,534

*	Derived from audited information

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

AUTO PARTS 4LESS GROUP, INC.

FORMERLY THE 4LESS GROUP, INC.

Condensed Consolidated Statements of Operations

For the Three Months Ended April 30, 2022 and April 30, 2021

(Unaudited)

	2022	2021
Revenue	$1,729,930	$3,728,784

Cost of Revenue	1,468,003	2,766,578

Gross Profit	261,927	962,206

Operating Expenses:
Depreciation	12,938	10,735
Postage, Shipping and Freight	74,698	193,187
Marketing and Advertising	274,427	608,034
E Commerce Services, Commissions and Fees	330,697	416,127
Operating lease cost and rent	30,479	30,479
Personnel Costs	205,299	297,493
General and Administrative	354,417	648,509
Total Operating Expenses	1,282,955	2,204,564

Net Operating Loss	(1,021,028)	(1,242,358)

Other Income (Expense)
Gain (Loss) on Change in Fair Value of Derivatives	(337,737)	4,187
Gain on Settlement of Debt	3,589	914,049
Amortization of Debt Discount	(725,280)	(128,528)
Interest Expense	(513,702)	(114,907)
Total Other Income (Expense)	(1,573,130)	674,801

Net Income (Loss)	$(2,594,158)	$(567,557)

Basic Average Shares Outstanding	1,342,433	194,010
Basic Income (Loss) per Share	$(1.93)	$(2.93)
Diluted Weighted Average Shares Outstanding	1,342,433	194,010
Diluted Income (Loss) per Share	$(1.93)	$(2.93)

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

AUTO PARTS 4LESS GROUP, INC.

FORMERLY THE 4LESS GROUP, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months Ended April 30, 2022 and April 30, 2021

(Unaudited)

	Preferred Series A		Preferred Series B		Preferred Series C		Common Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
January 31, 2021	—	$—	20,000	$20	7,250	$7	142,716	$—	$14,291,760	$(20,381,977)	$(6,090,190)

Common Stock Issued as Payment for Fees	—	—	—	—	—	—	5,000	—	107,500	—	107,500

Issuance of Common Stock as Part of REG A Subscription	—	—	—	—	—	—	109,725	—	2,194,500	—	2,194,500

Rounding	—	—	—	—	—	—	—	—	1	—	1

Net Income	—	—	—	—	—	—	—	—	—	(567,557)	(567,557)

April 30, 2021	—	$—	20,000	$20	7,250	$7	257,441	$—	$16,593,761	$(20,949,534)	$(4,355,746)

January 31, 2022	—	—	20,000	20	7,250	7	341,023	—	19,465,327	(28,451,733)	(8,986,379)

Conversion of Preferred Series C Shares into Shares Of Common Stock	—	—	—	—	(7,250)	(7)	905,110	1	6	—	—

Relative Fair Value of Equity Issued with Debt	—	—	—	—	—	—	254,141	—	1,064,965	—	1,064,965

Penalty Warrants Recorded as Interest	—	—	—	—	—	—	—	—	315,150	—	315,150

Rounding shares	—	—	—	—	—	—	88	—	—	—	—

Net (Loss)	—	—	—	—	—	—	—	—	—	(2,594,158)	(2,594,158)

April 30, 2022	—	$—	20,000	$20	—	$—	1,500,362	$1	$20,845,448	$(31,045,891)	$(10,200,422)

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

AUTO PARTS 4LESS GROUP, INC.

FORMERLY THE 4LESS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended April 30, 2022 and April 30, 2021

(Unaudited)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(2,594,158)	$(567,557)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	12,938	10,735
(Gain) loss in Fair Value on Derivative Liabilities	337,737	(4,187)
Amortization of Debt Discount	725,280	128,528
Interest Expense on Penalty Warrants	315,150	—
Loan Penalties Capitalized to Loan and Accrued Interest	—	28,000
Stock Based Payment of Consulting Fees	—	107,500
Gain on Settlement of Debt	(3,589)	(914,049)
Reduction of Right of Use Asset	27,357	23,203
Accretion of Lease Liability	3,122	7,276
Change in Operating Assets and Liabilities:
Decrease (Increase) in Inventory	33,702	15,886
(Increase) Decrease in Prepaid Rent and Expenses	(5,667)	1,762
(Increase) Decrease in Other Current Assets	11,346	(2,677)
Increase (Decrease) in Accounts Payable	(134,100)	(2,558)
Increase in Accrued Expenses	147,088	28,548
Increase (Decrease) in Accrued Expenses -Related Party	100	(25,000)
Operating Lease Payments	(30,479)	(30,479)
Increase (Decrease) in Customer Deposits	(239,216)	80,547
Increase (Decrease) in Deferred Revenue	(332,320)	294,064
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(1,725,709)	(820,458)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(1,142)	(35,000)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(1,142)	(35,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Shares	—	2,099,683
Proceeds from Share Subscriptions Receivable	—	100,000
Repayment of Shareholder loans payable, net	(69,476)	—
Proceeds from Short Term Debt	—	—
Payments on Short Term Debt	(162,913)	(128,075)
Payments on Long Term Debt	(6,848)	(1,993)
Proceeds from Issuance of Convertible Notes Payable	2,395,250	—
Payments on Convertible Notes Payable	(45,600)	(149,500)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,110,413	1,920,115

NET INCREASE IN CASH	383,562	1,064,657

CASH AT BEGINNING OF PERIOD	77,498	277,664

CASH AT END OF PERIOD	$461,060	$1,342,321

Supplemental Disclosure of Cash Flows Information:
Cash Paid for Interest	$23,872	$42,949
Derivative Debt Discount	$394,203	$—
Relative Fair Value of Warrants and Common Shares Issued with Debt and Applies as Discount	$1,064,965	$—
Debt discount	$474,750	$—
Conversion of Series C Preferred Stock Into Common Stock	$6	$—

Issuance of Common Shares for Share Subscription Receivable	$—	$94,817
Loans to acquire Fixed Assets	$—	$151,327

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

AUTO PARTS 4LESS GROUP, INC.

FORMERLY THE 4LESS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business:

Nature of Business – Auto Parts 4Less Group, Inc., (the “Company”), formerly The 4Less Group, Inc., was incorporated under the laws of the State of Nevada on December 5, 2007. The Company, under the name MedCareers Group, Inc. (“MCGI”) formally operated a website for nurses, nursing schools and nurses’ organizations designed for better communication between nurses and the nursing profession.

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

4LESS was formed as Vegas Suspension & Offroad, LLC on October 24, 2013 as a Nevada limited liability company and converted to a Nevada corporation with the same name on May 8, 2017. On April 2, 2018, the Company changed its name to The 4LESS Corp. The Corporation had S Corporation status. The Corporation operates as an e-commerce auto and truck parts sales company. As a result of the share exchange, The 4Less Group, Inc. is now a holding company operating through 4LESS and offers products including exhaust systems, suspension systems, wheels, tires, stereo systems, truck bed covers, and shocks. On December 30, 2019 4LESS changed its name to Auto Parts 4Less, Inc..On April 28, 2022 the Company changed its name from The 4Less Group, Inc. to Auto Parts 4Less Group, Inc.

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

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim unaudited consolidated financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended January 31, 2022 and notes thereto contained in the Company’s Annual Report on Form 10-K filed on May 9, 2022.

Principles of Consolidation:

The condensed financial statements include the accounts of Auto Parts 4Less Group, Inc. as well as The Auto Parts 4Less, Inc., and JBJ Wholesale LLC. All significant inter-company transactions have been eliminated. All amounts are presented in U.S. Dollars unless otherwise stated.

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

Concentrations

Cost of Goods Sold

For the three months ended April 30, 2022 the Company purchased approximately 52% of its inventory and items available for sale from third parties from three vendors. As of April 30, 2022, the net amount due to the vendors included in accounts payable was $433,897. For the three months ended April 30, 2021, the Company purchased from three vendors approximately 54% of its inventory and items available for sale from third parties. As of April 30, 2021, the net amount due to these vendors included in accounts payable was $462,991. The Company believes there are numerous other suppliers that could be substituted should a supplier become unavailable or non-competitive.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. ASC 740, Accounting for Income Taxes requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. The Company’s gross deferred tax assets were revalued based on the reduction in the federal statutory tax rate from 35% to 21%. A corresponding offset has been made to the valuation allowance, and any potential other taxes arising due to the Tax Act will result in reductions to the Company’s net operating loss carryforward and valuation allowance. The Company will continue to analyze the Tax Act to assess its full effects on the Company’s financial results, including disclosures, for the Company’s fiscal year ending January 31, 2023, but the Company does not expect the Tax Act to have a material impact on the Company’s consolidated financial statements.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of April 30, 2022:

	April 30, 2022	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities – embedded redemption feature	$1,991,793	$—	$—	$1,991,793
Totals	$1,991,793	$—	$—	$1,991,793

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

The fair value of the derivative liability is determined using a lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, historical stock price volatility, the expected term, and both high risk and the risk-free interest rate. The most sensitive inputs to the model are for expected time for the holder to convert or be repaid and the estimated historical volatility of the Company’s common stock.  However, because the historical volatility of the Company’s common stock is so high (see Note 9), the sensitivity required to change the liability by 1% as of April 30, 2022 is greater than 25% change in historical volatility as of that date.  The other inputs, such as risk free rate, high yield cash rate and stock price all have a sensitivity for a 1% change in the input variable results in a significantly less than 1% change in the calculated derivative liability.

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

Disaggregation of Revenue: Channel Revenue

The following table shows revenue split between proprietary and third-party website revenue for the three months ended April 30, 2022 and 2021:

			Change
	2022	2021	$	%
Proprietary website revenue	$1,236,243	2,123,101	$(886,858)	(42%	)
Third-party website revenue	493,687	1,605,683	(1,111,996)	(69%	)
Total Revenue	$1,729,930	$3,728,784	$(1,998,854)	(54%	)

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

In August 2020, the FASB issued amended guidance on the accounting for convertible instruments and contracts in an entity’s own equity. The guidance removes the separation model for convertible debt instruments and preferred stock, amends requirements for conversion options to be classified in equity as well as amends diluted earnings per share (EPS) calculations for certain convertible debt instruments. The amended guidance is effective for interim and annual periods in 2022. The application of the amendments in the new guidance are to be applied either on a modified retrospective or a retrospective basis. We are currently assessing the effect that the adoption of this standard will have on the Company’s consolidated financial statements upon adoption

In addition to the above, the Company has reviewed all other recently issued, but not yet effective, accounting pronouncements, and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

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

NOTE 2 – GOING CONCERN AND FINANCIAL POSITION

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $31,045,891 as of April 30, 2022 and has a working capital deficit at April 30, 2022 of $9,530,292. As of April 30, 2022, the Company only had cash and cash equivalents of $461,060 and approximately $151,000 of short-term debt in default. The short-term debt agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. While the Company has plans to grow its revenues through the new website , at this time, our current liquidity position raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – PROPERTY

The Company capitalizes all property purchases over $1,000 and depreciates the assets on a straight-line basis over their useful lives of 3 years for computers and 7 years for all other assets. Property consists of the following at April 30, 2022 and January 31, 2022:

	April 30, 2022	January 31, 2022
Office furniture, fixtures and equipment	$95,183	$94,041
Shop equipment	43,004	43,004
Vehicles	206,760	206,760
Sub-total	344,947	343,805
Less: Accumulated depreciation	(135,406)	(122,469)
Total Property	$209,541	$221,336

Additions to fixed assets for the three months ended April 30, 2022 were $1,142. Additions to fixed assets for the three months ended April 30, 2021 were $186,327 with $35,000 paid in cash and $151,327 financed through vehicle loans.

Depreciation expense was $12,938 and $10,735 for the three months ended April 30, 2022 and April 30, 2021, respectively.

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

Below is a summary of our lease assets and liabilities at April 30, 2022 and January 31, 2022.

Leases	Classification	April 30, 2022	January 31, 2022
Assets
Operating	Operating Lease Assets	$213,714	$242,583
Liabilities
Current
Operating	Current Operating Lease Liability	$96,772	$100,001
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	114,423	138,551
Total lease liabilities		$211,195	$238,552

Note: As most of our leases do not provide an implicit rate, we use our incremental borrowing rate of 8% based on the information available at commencement date in determining the present value of lease payments.

CAM charges were not included in operating lease expense and were expensed in general and administrative expenses as incurred.

Operating lease cost and rent was $30,479 and $30,479 for the three months ended April 30, 2022 and April 30, 2021, respectively.

NOTE 5 – CUSTOMER DEPOSITS

The Company receives payments from customers on orders prior to shipment and these customer deposits on cancelled orders were either returned to the customers subsequent to April 30, 2022 or will remain as deposits until the item is either delivered and recorded as revenue or cancelled and refunded. At April 30, 2022 the Company had received $291,684 (January 31, 2022- $530,900) in customer deposits for orders that were unfulfilled at April 30, 2022 and either canceled subsequent to year end or still awaiting shipment.

NOTE 6 – DEFERRED REVENUE

The Company receives payments from customers on orders prior to shipment and orders that were unfulfilled at April 30, 2022 because of both normal order processing and fulfillment requirements, and back orders are recorded as deferred revenue. At April 30, 2022 the Company had received $332,823 (January 31, 2022- $665,143) in customer payments for orders that were unfulfilled at April 30, 2022 and delivered subsequent to April 30, 2022.

NOTE 7 – SHORT-TERM AND LONG-TERM DEBT

The components of the Company’s debt as of April 30, 2022 and January 31, 2022 were as follows:

	April 30, 2022		January 31, 2022
Loan dated October 8, 2019, and revised February 29, 2020 and November 10, 2020 repayable June 30, 2022 with an additional interest payment of $20,000(3)	$97,340	*	$97,340
Forklift Note Payable, original note of $20,433 Sept 26, 2018, 6.23% interest, 60 monthly payments of $394.54 ending August 2023(1)	7,120	#	8,183
Vehicle loan original loan of $93,239 February 16, 2021, 2.90 % interest. 72 monthly payments of $1,414 beginning on April 2, 2021 and ending on March 2, 2027. Secured by vehicle having net book value of $94,316.	77,677	#	81,346
Vehicle loan original loan of $59,711 March 20,2021, 7.89% interest. 72 monthly payments of $1,048 beginning on May 4, 2021 and ending on April 4, 2027. Secured by vehicle having net book value of $76,164.	51,993	#	54,108
Working Capital Note Payable - $700,000, dated October 29, 2021, repayment of $17,904 per week until Oct 29, 2022, interest rate of approximately 31%(2,4,7)	528,407	*	635,831
Working Capital Note Payable - $650,000, dated October 25, 2021, repayment of $15,875 per week until October 25, 2022, interest rate of approximately 26%(2,4,8)	540,558	*	596,047
Demand loan - $5,000 dated February 1, 2020, 15% interest, 5% fee on outstanding balance	5,000	*	5,000
Demand loan - $2,500, dated March 8, 2019, 25% interest, 5% fee on outstanding balance	2,500	*	2,500
Demand loan - $65,500 dated February 27, 2019, 25% interest, 5% fee on outstanding balance, Secured by the general assets of the Company	12,415	*	12,415
Promissory note - $60,000 dated September 18, 2020 maturing April 30, 2022(10), including $5,000 original issue discount, 15% compounded interest payable monthly	60,000	*	60,000
Promissory note - $425,000 dated August 28, 2020, including $50,000 original issue discount, 15% compounded interest payable monthly. This note matures when the Company receives proceeds through a financing event of $825,000 plus accrued interest on the note.(5)	425,000	*	425,000
Promissory note - $1,200,000 dated August 28, 2020, maturing August 28, 2022, 12% interest payable monthly with the first six months interest deferred until the 6th month and added to principal.(6)	1,200,000	*	1,200,000
Promissory note - $420,000 dated December 27, 2021, including $20,000 original issue discount, maturing January 27, 2022, non-interest bearing(9)†	420,000	*	420,000
Total	$3,428,010		$3,597,770

	April 30, 2022	January 31, 2022
Short-Term Debt	$3,291,220	$3,454,133
Current Portion of Long-Term Debt	27,828	27,737
Long-Term Debt	108,962	115,900
Total	$3,428,010	$3,597,770

__________

†	In default
*	Short-term loans
#	Long-term loans of $7,120 including current portion of $4,325
$51,992 including current portion $8,633
$81,346 including current portion $14,780

(1)	Secured by equipment having a net book value of $8,733
(2)	The amounts due under the note are personally guaranteed by an officer or a director of the Company.
(3)	On November 10, 2020 the Company amended the agreement extending the maturity to June 30, 2022 from April 8, 2021 and changing monthly payments to $0 from $5,705 and interest rate from 13% to a $20,000 lump sum payable at maturity.
(4)	The Company has pledged a security interest on all accounts receivable and banks accounts of the Company.
(5)	Financing event would be a sale or issuance of assets, debt, shares or any means of raising capital. As the Company has entered into such a transaction the loan has reached maturity and is treated as current. An extension was granted on December 13, 2021 amending the maturity date to April 30, 2022. The April 30, 2022 payment has not been made and the Company is working on another extension with the lender.
(6)	Secured by all assets of the Company. Loan payable in 2 instalments, $445,200 payable August 28, 2021 and $826,800 payable August 28, 2022. On December 13, 2021 the parties amended the maturity date for the first instalment to be April 30, 2022 with ethe second instalment date unchanged. The April 30, 2022 payment has not been made and the Company is working on another extension with the lender.
(7)	This loan replaces $500,000 loan dated June 4, 2021, $422,009 proceeds were used to repay this loan, net cash received was $253,491 after payment of $26,500 in fees.
(8)	This loan replaces $500,000 loan dated June 4, 2021, $359,919 proceeds were used to repay this loan, net cash received was $267,606 after payment of $22,475 in fees.
(9)	Penalty of 10% of principal amount and 30,000 3 year warrants with an exercise price of $15.00 on initial default and 2% of principal amount and 15,000 3 year warrants with an exercise price of $15.00 for every 30 day default period thereafter. Initial default has been recorded at January 31, 2022 with an interest charge of $42,000 and another $276,000 which was the fair value of the warrants (see Note 11). The Company has defaulted on the February26, 2022, March 28, 2022, April 27, 2022 and will issue an additional 15,000 warrants for each of those defaults. The company recorded $315,050 based on the fair value of the warrants and $25,200 for the 2% fee as interest expense.
(10)	The April 30, 2022 payment has not been made and the Company is working on another extension with the lender.

The following are the minimum amounts due on the notes as of April 30, 2022:

Year Ended	Amount
April 30, 2023	$3,319,048
April 30, 2024	27,574
April 30, 2025	26,118
April 30, 2026	27,447
April 30, 2027	27,823
Total	$3,428,010

NOTE 8 – SHORT-TERM CONVERTIBLE DEBT

The components of the Company’s debt as of April 30, 2022 and January 31, 2022 were as follows:

	Interest	Default Interest	Conversion	Outstanding Principal at
Maturity Date	Rate	Rate	Price	April 30, 2022	January 31, 2022
Nov 4, 2013*	12%	12%	$1,800,000	$100,000	$100,000
Jan 31, 2014*	12%	18%	$2,400,000	16,000	16,000
July 31, 2013*	12%	12%	$1,440,000	5,000	5,000
Jan 31, 2014*	12%	12%	$2,400,000	30,000	30,000
Nov 12, 2022	8%	12%	(1)	2,400,000	2,400,000
Jan. 13, 2023	12%	22%	(2)	182,400	228,000
Aug. 11, 2022	10%	10%	(3)	220,000	—
Aug 14, 2022	12%	20%	(4)	1,200,000	—
Aug. 25, 2022	12%	20%	(4)	150,000	—
Aug. 25, 2022	12%	20%	(4)	350,000	—
Oct.. 9, 2022	12%	20%	(4)	200,000	—
Oct.. 9, 2022	12%	20%	(4)	200,000	—
Oct. 22, 2022	12%	20%	(4)	440,000	—
Oct. 22, 2022	12%	20%	(4)	110,000	—
Sub-total				5,603,400	2,779,000
Debt Discount				(3,339,672)	(2,131,034)
				$2,263,728	$647,966

__________

*	In default.
(1)	lesser of $ 1.25 or 75 % of offering price if there is an uplisting to a national securities exchange.
(2)	75% of closing bid price on day preceding conversion date in event of default
(3)	convertible at 20% discount of the offering price on company’s uplist to NASDAQ
(4)	convertible upon default at conversion price lower of i) lowest price 20 days prior to Issuance ii) lowest price 20 days prior to conversion

The Company had accrued interest payable of $320,433 and $231,412 on the notes at April 30, 2022 and January 31, 2022, respectively.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that some instruments should be classified as liabilities due to there being a variable number of shares to be delivered upon settlement of the above conversion options. The instruments are measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a discount to the note on the debt modification date. For the three months ended April 30, 2022 and 2021, the Company recorded amortization of debt discount expense of $725,280 and $128,528, respectively. See more information in Note 10.

On February 11, 2022 the Company entered into an unsecured convertible note for $220,000 with a one year maturity, interest rate of 10%, the Company received $200,000 in cash proceeds, recorded, an original issue discount of $20,000, and a derivative discount of $117,676 related to a conversion feature. The discount is amortized over the term of the loan. The note is repayable October 11, 2022.

On February 14, 2022 the Company entered into a new convertible note for $1,200,000 with a six month maturity, interest rate of 12%, with a warrant to purchase 120,000 common shares with a five year maturity and an exercise price of $15.00, and 115,000 common shares. If the loan is not in default the company may extend the term to February 14, 2023 with 10 days notice. If the Company does not extend the loan then 60,000 of the issued shares were returnable. On April 7, 2022 the parties agreed to not have the shares returnable in exchange for a waiver on the Company’s breach of certain provisions. The Company received $979,000 in cash proceeds, recorded an original issue discount of $120,000, a derivative discount of $131,489 for the conversion feature, recognized $484,032 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants, and transaction fees of $101,000. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 200%.

On February 25, 2022 the Company entered into a new convertible note for $350,000 with a six month maturity, interest rate of 12%, with a warrant to purchase 35,000 common shares with a five year maturity and an exercise price of $15.00, and 33,542 common shares. If the loan is not in default the company may extend the term to February 25, 2023 with 10 days notice. If the Company does not extend the loan then 17,500 of the issued shares were returnable. The Company received $294,000 in cash proceeds, recorded an original issue discount of $35,000, a derivative discount of $37,784 for the conversion feature, recognized $132,255 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants, and transaction fees of $21,000. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 200%.

On February 25, 2022 the Company entered into a new convertible note for $150,000 with a six month maturity, interest rate of 12%, with a warrant to purchase 15,000 common shares with a five year maturity and an exercise price of $15.00, and 14,400 common shares. If the loan is not in default the company may extend the term to February 25, 2023 with 10 days notice. If the Company does not extend the loan then 7,500 of the issued shares were returnable. The Company received $119,250 in cash proceeds, recorded an original issue discount of $15,000, a derivative discount of $16,193 for the conversion feature, recognized $52,613 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants, and transaction fees of $15,750. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 200%.

On March 9, 2022 the Company entered into a new convertible note for $200,000 with a six month maturity, interest rate of 12%, with a warrant to purchase 20,000 common shares with a five year maturity and an exercise price of $15.00, and 19,200 common shares. If the loan is not in default the company may extend the term to March 9, 2023 with 10 days notice. If the Company does not extend the loan then 10,000 of the issued shares were returnable. The Company received $168,000 in cash proceeds, recorded an original issue discount of $20,000, a derivative discount of $22,533 for the conversion feature, recognized $85,815 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants, and transaction fees of $12,000. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 200%.

On March 9, 2022 the Company entered into a new convertible note for $200,000 with a six month maturity, interest rate of 12%, with a warrant to purchase 20,000 common shares with a five year maturity and an exercise price of $15.00, and 9,200 common shares. If the loan is not in default the company may extend the term to March 9, 2023 with 10 days notice. If the Company does not extend the loan then 10,000 of the issued shares were returnable. The Company received $168,000 in cash proceeds, recorded an original issue discount of $20,000, a derivative discount of $22,533 for the conversion feature, recognized $85,728 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants, and transaction fees of $12,000. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 200%.

On April 22, 2022 the Company entered into a new convertible note for $440,000 with a six month maturity, interest rate of 12%, with a warrant to purchase 44,000 common shares with a five year maturity and an exercise price of $15.00, and 42,240 common shares. If the loan is not in default the company may extend the term to April 22, 2023 with 10 days notice. If the Company does not extend the loan then 22,000 of the issued shares were returnable. The Company received $373,600 in cash proceeds, recorded an original issue discount of $40,000, a derivative discount of $36,796 for the conversion feature, recognized $161,815 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants, and transaction fees of $26,400. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 200%.

On April 22, 2022 the Company entered into a new convertible note for $110,000 with a six month maturity, interest rate of 12%, with a warrant to purchase 11,000 common shares with a five year maturity and an exercise price of $15.00, and 10,560 common shares. If the loan is not in default the company may extend the term to April 22, 2023 with 10 days notice. If the Company does not extend the loan then 5,500 of the issued shares were returnable. The Company received $93,400 in cash proceeds, recorded an original issue discount of $10,000, a derivative discount of $9,199 for the conversion feature, recognized $62,707 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants, and transaction fees of $6,600. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 200%.

During the three months ended April 30, 2022 and April 30, 2021 the Company added $0 and $28,000 in penalty interest to these loans, respectively.

As of April 30, 2022, the Company had $151,000 of aggregate debt in default. The agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. The Company continues to accrue interest at the listed rates, and plans to seek their conversion or payoff within the next twelve months.

NOTE 9 – DERIVATIVE LIABILITIES

As of April 30, 2022 and January 31, 2022, the Company had derivative liabilities of $1,991,793 and $1,263,442, respectively. During the three months ended April 30, 2022 and 2021, the Company recorded a loss of $337,737 and a gain of $4,187, respectively, from the change in the fair value of derivative liabilities. Any liabilities resulting from the warrants outstanding are immaterial.

The derivative liabilities are valued as a level 3 input for valuing financial instruments.

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended April 30, 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs.

Level 3
Derivatives
Balance, January 31, 2022	$1,263,442
Changes Due to Issuance of New Convertible Notes	394,203
Settlement Due to Repayment of Debt	(3,589)
Mark to Market Change in Derivatives	337,737
Balance, April 30, 2022	$1,991,793

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices which are linked to the trading and/or bid prices of the Company’s common stock as traded on the OTC market.

The fair value of the derivative liability is determined using the lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of April 30, 2022 is as follows:

Embedded Derivative Liability As of April 30, 2022
Strike price	5.40 - 10.00
Contractual term (years)	0.28 - 0.79 years
Volatility (annual)	137.1% - 201.8
Underlying fair market value	10.00
Risk-free rate	7.38% -8.46
Dividend yield (per share)	0

NOTE 10 – STOCKHOLDERS’ DEFICIT

Preferred Stock:

The Series A Preferred Stock has an automatic forced conversion into common stock upon the completion of the repurchase or extinguishing of all “toxic” debt (notes having conversion features tied to the Company’s common stock), the extinguishing of all other existing dilutive debt or equity structures, and total recapitalization of the Company. As of both April 30, 2022, and January 31, 2022 the Company had 0 shares of Series A Preferred issued and outstanding and 330,000 authorized with a par value of $0.001 per share.

At both April 30, 2022 and January 31, 2022, there were 20,000 and 20,000 Series B preferred shares outstanding, respectively. The Series B Preferred Stock have voting rights equal to 51% of the total voting rights at any time. There are no conversion rights granted holders of Series B Preferred shares, they are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 20,000 Series B preferred shares authorized and issued of the Series B Preferred Stock with a par-value of $0.001 per share.

At both April 30, 2022 and January 31, 2022, there were 0 and 7,250 Series C preferred shares outstanding, respectively. The Series C Preferred Stock have the right to convert into the common stock of the Company by multiplying the number of issued and outstanding shares of common stock by 2.63 on the conversion date. The holders of Series C Preferred shares are not entitled to dividends, and the Company does not have the right of redemption. On February 1, 2022 the 7,250 Series C Preferred stockholders converted all of their outstanding shares for 905,110 shares of common stock. Currently, there are 0 Series C preferred shares authorized and issued with a par-value of $0.001 per share.

At both April 30, 2022 and January 31, 2022, there were 870 Series D preferred shares authorized and outstanding, respectively which with a par value $0.001. All shares of Series D Preferred Stock will rank subordinate and junior to all shares of Series A, B and C of Preferred Stock of the Corporation and pari passu with any of the Corporation’s preferred stock hereafter created as to distributions of assets upon dissolution or winding up of the Corporation, whether voluntary or involuntary. These shares are non-voting, do not receive dividends and are redeemable according to the terms set out as follows:

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

Neither the Company nor any Series D preferred stockholders has given notice to exercise the redemption as of April 30, 2022 on the date of the financial statements.

Because the holders of the Series D preferred stock have the right to demand cash redemption, the cumulative amount of the redemption feature is included in Temporary Equity as of April 30, 2022 and January 31, 2022.

Common Stock

The Company is authorized to issue 75,000,000 common shares at a par value of $0.000001 per share. These shares have full voting rights. The Company undertook a 10-1 reverse stock split on April 28, 2022. The share capital has been retrospectively adjusted accordingly to reflect these reverse stock splits. At April 30, 2022 and January 31, 2022 there were 1,500,362 and 341,023 shares outstanding and issuable, respectively.  No dividends were paid in the three months ended April 30, 2022 or 2021. The Company’s articles of incorporation include a provision that the Company is not allowed to issue fractional shares.

The Company issued the following shares of common stock in the three months ended April 30, 2022:

The Company issued 905,110 shares upon conversion of 7,250 Series C preferred shares. Along with associated debt, the Company issued 254,141 shares and warrants to purchase 265,000 shares all with a relative fair value of $1,064,965.

Options and Warrants:

The Company has 75,000 options outstanding as of both April 30, 2022 and or January 31, 2022.

The Company recorded option and warrant expense of $0 and $0 for the three months ended April 30, 2022 and 2021, respectively.

For the quarter ended April 30, 2022 the Company issued warrants to purchase 265,000 common shares along with debt to various lenders as well as warrants to acquire 45,000 common shares as penalty interest. The table below provides the significant estimates used that resulted in the Company determining the relative fair value of the 265,000 warrants at $1,064,965, which has been recorded as a debt discount and the 45,000 warrants at $315,150 which has been recorded as interest both with corresponding adjustments to paid-in capital.

Expected volatility	1,686-2,186%
Exercise price	$5.50 -$15.00
Stock price	$5.40-$9.49
Expected life	3-5 years
Risk-free interest rate	1.76%-2.94%
Dividend yield	0%

The Company had the following fully vested warrants outstanding at April 30,2022:

Issued To	# Warrants	Dated	Expire	Strike Price	Expired	Exercised
Lender	95,000	08/28/2020	08/28/2023	$4.00 per share	N	N
Broker	250	10/11/2020	10/11/2025	$45.00 per share	N	N
Broker	300	11/25/2020	11/25/2025	$30.00 per share	N	N
Triton	30,000	07/27/2021	07/27/2024	$21.10 per share	N	N
Consultant	25,000	08/26/2021	08/26/2024	$15.00 per share	N	N
Lender	90,000	11/12/2021	11/12/2026	$15.00 per share	N	N
Lender	90,000*	11/12/2021	11/12/2026	$15.00 per share	N	N
Lender	30,000	1/27/2022	1/27/2025	$15.00 per share	N	N
Lender	120,000	2/14/2022	2/14/2027	$15.00 per share	N	N
Lender	35,000	2/25/2022	2/25/2027	$15.00 per share	N	N
Lender	15,000	2/25/2022	2/25/2027	$15.00 per share	N	N
Lender	20,000	3/9/2022	3/9/2027	$15.00 per share	N	N
Lender	20,000	3/9/2022	3/9/2027	$15.00 per share	N	N
Lender	11,000	4/22/2022	4/22/2027	$15.00 per share	N	N
Lender	44,000	4/22/2022	4/22/2027	$15.00 per share	N	N
Lender	15,000	2/26/2022	2/26/2025	$5.40 per share	N	N
Lender	15,000	3/28/2022	3/28/2025	$7.50 per share	N	N
Lender	15,000	4/27/2022	4/27/2025	$6.99 per share	N	N

__________

*	These warrants are extinguished if Company repays note by 11/12/2022 maturity.

The Company had the following fully vested options outstanding at April 30, 2022:

Issued To	# Options	Dated	Expire	Strike Price	Expired	Exercised
Consultant	25,000	8/26/2021	8/26/2024	$15.00 per share	N	N
T. Armes	50,000	10/14/2021	10/14/2023	$15.00 per share	N	N

The following table summarizes the activity of options and warrants issued and outstanding as of and for the three months ended

April 30, 2022:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 31, 2022	75,000	$15.00	360,550	$12.64
Granted	—	—	310,000	15.00
Exercised	—	—	—	—
Forfeited and canceled	—	—	—	—
Outstanding at April 30, 2022	75,000	$15.00	670,550	$13.17

NOTE 11 – RELATED PARTY TRANSACTIONS

As of April 30, 2022 and January 31, 2021, the Company had $46,273 and $46,173, respectively of related party accrued expenses related to accrued compensation for employees and consultants.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

Maturity of Lease Liabilities	Operating Leases
April 30 2023	$113,100
April 30, 2024	42,803
April 30, 2025	30,003
April 30, 2026	30,003
April 30, 2027	17,503
Total lease payments	233,412
Less: Interest	(22,217)
Present value of lease liabilities	$211,195

The Company had total operating lease and rent expense of $30,479 and $30,479 for the three months ended April 30, 2022 and 2021 respectively.

NOTE 13 – EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended
	April 30,
	2022	2021
Numerator:
Net income (loss) available to common shareholders	$(2,594,158)	$(567,557)

Denominator:
Weighted average shares – basic	1,342,433	194,010

Net income (loss) per share – basic	$(1.93)	$(2.93)

Effect of common stock equivalents
Add: interest expense on convertible debt	112,742	34,652
Add: amortization of debt discount	725,280	128,528
Less: gain on settlement of debt on convertible notes	—	—
Add (Less): loss (gain) on change of derivative liabilities	337,737	(4,187)
Net income (loss) adjusted for common stock equivalents	(1,418,399)	(408,564)
Dilutive effect of common stock equivalents:
Convertible notes and accrued interest	—	—
Convertible Class C Preferred shares	—	—
Warrants and options	—	—

Denominator:
Weighted average shares – diluted	1,342,433	194,010

Net income (loss) per share – diluted	$(1.93)	$(2.93)

The anti-dilutive shares of common stock equivalents for the three months ended April 30, 2022 and April 30, 2021 were as follows:

	For the Three Months Ended
	April 30,
	2022	2021

Convertible notes and accrued interest	701,281	35,437
Convertible Class C Preferred shares	—	677,071
Options	75,000	—
Warrants	670,550	95,550
Total	1,446,831	808,058

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to April 30, 2022 through to June 10, 2022:

• The Company issued 2,587 rounding shares due to 10:1 reverse split on April 28, 2022

• On May 19, 2022 the Company entered into a new convertible note for $400,000 with a one year maturity, interest rate of 12%, with a warrant to purchase 33,333 common shares with a five year maturity and an exercise price of $15.00, and 41,500 common shares. The Company received $325,000 in cash proceeds, recorded an original issue discount of $20,000 and transaction fees of $12,000. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 125%.

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

Company

The Auto Parts 4Less Group Inc. (“FLES”, the “Company”, “we” or “us”), the Company described herein, was incorporated under the laws of the State of Nevada on December 5, 2007, with offices located at 106 W Mayflower, Las Vegas, Nevada 89030. Our phone number is (702) 267-7100.

Nature of Business – Auto Parts 4Less Group Inc.., formerly known The 4Less Group, Inc.and as MedCareers Group, Inc. (the “Company”, “MCGI”), was incorporated under the laws of the State of Nevada on December 5, 2007.

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

On November 19, 2019 The 4Less Group acquired the URL Autoparts4Less.com and changed the name of their wholly owned subsidiary from the 4Less Corp. to Auto Parts 4Less, Inc. On April 28, 2022 the Company changed its name from The 4LESS Group, Inc. to Auto Parts 4Less Group, Inc.

Our Business

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

The platform upgrade was completed in the 1st quarter FYE 2023, with marketplace sales expected to begin in 2nd quarter 2023.

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

Results of Operations for the Three Months Ended April 30, 2022 Compared to the Three Months Ended April 30, 2021

The following table shows our results of operations for the three months ended April 30, 2022 and 2021. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

			Change
	2022	2021	$	%
Total Revenues	$1,729,930	3,728,784	$(1,998,854)	(54%	)
Gross Profit	261,927	962,206	(700,279)	(73%	)
Total Operating Expenses	1,282,955	2,204,564	(921,609)	(42%	)
Total Other Income (Expense)	(1,573,130)	674,801	(2,247,931)	(333%	)
Net Income (Loss)	$(2,594,158)	$(567,557)	$(2,026,601)	(357%	)

Revenue

The following table shows revenue split between proprietary and third-party website revenue for the three months ended April 30, 2022 and 2021:

			Change
	2022	2021	$	%
Proprietary website revenue	$1,236,243	2,123,101	$(886,858)	(42%	)
Third-party website revenue	493,687	1,605,683	(1,111,996)	(69%	)
Total Revenue	$1,729,930	$3,728,784	$(1,998,854)	(54%	)

We had total revenue of $1,729,930 for the three months ended April 30, 2022, compared to $3,728,784 for the three months ended April 30, 2021. Sales decreased by $1,998,854 primarily due to present economic conditions reducing consumer demand. In the prior year’s quarter, sales were driven by high consumer demand as a result of economic stimulus packages provided during the pandemic and an aggressive marketing push by the Company. In the current fiscal we are still dealing with supply issues as we have less product available for sale as a result. The Company also recorded $332,823 in deferred revenue for the three months ended April 30, 2022, which will be recognized as revenue next quarter and recognized $425,560 out of the total $665,143 from last quarter. The deferred revenue represents orders paid by customers this period but delivered in the following period due to back orders and processing and delivery times. The Company also recorded $291,684 in customer deposits for the three months ended April 30, 2022 and recognized $324,211 from the prior quarter out of a total of $530,900. The customer deposits are orders that were either cancelled and payment refunded to the customers subsequent to April 30, 2022 or shall remain as deposits until the item is either delivered and recorded as revenue or cancelled and refunded.

The Company’s focus continues in growing its proprietary website revenues and the Company was successful in that, increasing its proprietary website revenue to 71% of total sales this current quarter from 57% the previous year’s quarter.

Gross Profit

We had gross profit of $261,927 for the three months ended April 30, 2022, compared to gross profit of $962,206 for the three months ended April 30, 2021. Gross profit decreased by $700,279 as a result of the decreased revenues explained above and also due to an increase in cost because the Company had to purchase goods at higher product costs from distributers rather than the usual manufacturers for many of the new available products or some of the products that were not available from the usual manufacturers due to still existing supply chain issues.

Operating Expenses

The following table shows our operating expenses for the three months ended April 30, 2022 and 2021:

			Change
	2022	2021	$	%
Depreciation	$12,938	$10,735	2,203	21%
Postage, Shipping and Freight	74,698	193,187	(118,489)	(61%	)
Marketing and Advertising	274,427	608,034	(333,607)	(55%	)
E Commerce Services, Commissions and Fees	330,697	416,127	(85,430)	(21%	)
Operating lease cost	30,479	30,479	—	0%
Personnel Costs	205,299	297,493	(92,194)	(31%	)
General and Administrative	354,417	648,509	(294,092)	(45%	)
Total Operating Expenses	$1,282,955	$2,204,564	(921,609)	(42%	)

•   Depreciation increased by $2,203 due to full depreciation on the two new vehicles acquired last year’s quarter.

•   Postage shipping and freight decreased by $118,489 due to lower sales.

•   Marketing and advertising decreased by $333,607 due to aggressive promotional efforts in 2021 to drive sales to our proprietary websites and build our brands. For the quarter ended April 30, 2022 the spending has resumed to usual levels.

•   E Commerce Services, Commissions and Fees decreased by $85,430 due to lower sales.

•   Personnel Costs decreased by $92,194 due to staff reductions as a result of lower demand.

•   General and Administrative decreased by $294,092 due to a decrease of $272,320 in investor relations costs as a result of the REG A subscription offering in the prior year’s quarter and a reduction of $57,516 in professional fees due to associated reporting and business requirements of the afore mentioned REG A subscription from the prior year’s quarter. These decreases were partially offset by increases in insurance costs.

Other Income (Expense)

The following table shows our other income and expenses for the three months ended April 30, 2022 and 2021:

			Change
Other Income (Expense)	2022	2022	$	%
Gain (Loss) on Derivatives	$(337,737)	$4,187	(341,924)	(8,166%	)
Gain on Settlement of Debt	3,589	914,049	(910,460)	(100%	)
Amortization of Debt Discount	(725,280)	(128,528)	(596,752)	464%
Interest Expense	(513,702)	(114,907)	(398,795)	347%
Total Other Income (Expense)	$(1,573,130)	$674,801	(2,247,931)	(333%	)

The changes above can be explained by the increase in convertible debt this quarter ended April 30,2022. Convertible debt increased to $5,603,400 from $521,500 so accordingly there were large increases in amortization expense and interest expense. As a result of the debt exchanges and settlements for the quarter ended April 30, 2021, the gain on settlement of debt was higher. The higher loss on derivatives is a function of the market factors in the valuation of the derivative liability described in Note 8.

We had a net loss of $2,594,158 for three months ended April 30, 2022, compared to net income of $567,557 for three months ended April 30, 2021. The decrease in net income was mainly due to the lower sales and higher financing costs for the current year’s quarter as well as the gain on settlement in debt that occurred in the three months ended April 30, 2021. These changes were partially offset by a large decrease in operating expenses for reason set out above.

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

As of April 30, 2022, we had a cash balance of $461,060, inventory of $398,881 and $10,429,545 in current liabilities. At the current cash consumption rate, we will need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	April 30, 2022	January 31, 2022
Current assets	$899,253	$564,615
Current liabilities	10,429,545	8,890,462
Working capital (deficits)	$(9,530,292)	$(8,325,847)

Net cash used in operations for the three months ended April 30, 2022 was $1,725,709 as compared to net cash used in operations of $820,458 for the three months ended April 30, 2021. Net cash used in investing activities for the three months ended April 30, 2022 was $1,142 as compared to $35,000 for the same period in 2021. Net cash provided by financing activities for the three months ended April 30, 2022 was $2,110,413 as compared to $1,920,115 for the three months ended April 30, 2021.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures can become effective. Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended April 30, 2022 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

(b)           Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

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

Date: June 14, 2022

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