Form 10-Q
period 2022-07-31
Auto Parts 4Less Group, Inc.
filed 2022-09-14
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

Yes [_]    No [X]

As of September 10, 2022, there were 1,744,429 shares of Common Stock of the issuer outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUTO PARTS 4LESS GROUP, INC.

FORMERLY THE 4LESS GROUP, INC.

Condensed Consolidated Balance Sheets

	July 31, 2022	January 31, 2022
	Unaudited	(*)
Assets
Current Assets
Cash and Cash Equivalents	$145,473	$77,498
Inventory	290,445	432,583
Prepaid Expenses	88,136	16,065
Deferred Offering Costs	23,000	23,000
Other Current Assets	25,586	15,469
Total Current Assets	572,640	564,615
Operating Lease Assets	186,902	242,583
Property and Equipment, net of accumulated depreciation of $148,312, and $122,469	196,635	221,336

Total Assets	$956,177	$1,028,534

Liabilities and Stockholders’ Deficit
Current Liabilities
Bank overdraft	$—	$11,055
Accounts Payable	934,387	1,228,039
Accrued Expenses	1,152,888	796,397
Accrued Expenses – Related Party	45,673	46,173
Customer Deposits	225,104	530,900
Deferred Revenue	96,153	665,143
Short-Term Debt	3,113,021	3,454,133
Current Operating Lease Liability	89,686	100,001
Short-Term Convertible Debt, net of debt discount of $2,964,614 and $2,131,034	3,939,276	647,966
Derivative Liabilities	2,790,870	1,263,442
Shareholder Loans Payable	105,915	119,476
Current Portion – Long-Term Debt	27,699	27,737
Total Current Liabilities	12,520,672	8,890,462

Non-Current Lease Liability	96,208	138,551
Long-Term Debt	100,129	115,900

Total Liabilities	12,717,009	9,144,913

Commitments and Contingencies	—	—
Redeemable Preferred Stock
Series D Preferred Stock, $0.001 par value, 870 shares authorized, 870 and 870 shares issued and outstanding	870,000	870,000

Stockholders’ Deficit
Preferred Stock – Series A, $0.001 par value, 330,000 shares authorized, 0 and 0 shares issued and outstanding	—	—
Preferred Stock – Series B, $0.001 par value, 20,000 shares authorized, 20,000 and 20,000 shares issued and outstanding	20	20
Preferred Stock – Series C, $0.001 par value, 7,250 shares authorized, 0 and 7,250 shares issued and outstanding	—	7
Common Stock, $0.000001 par value, 75,000,000 shares authorized, 1,734,449 and 341,023 shares issued, issuable and outstanding	2	—
Additional Paid In Capital	23,917,963	19,465,327
Accumulated Deficit	(36,548,817)	(28,451,733)
Total Stockholders’ Deficit	(12,630,832)	(8,986,379)

Total Liabilities and Stockholders’ Deficit	$956,177	$1,028,534

*	Derived from audited information

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

AUTO PARTS 4LESS GROUP, INC.

FORMERLY THE 4LESS GROUP, INC.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended July 31, 2022 and July 31, 2021

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2021

Revenue	$1,341,122	$2,586,673	$3,071,052	$6,315,457

Cost of Revenue	981,644	1,933,984	2,449,647	4,700,562

Gross Profit	359,478	652,689	621,405	1,614,895

Operating Expenses:
Depreciation	12,906	12,716	25,844	23,451
Postage, Shipping and Freight	40,251	142,562	114,949	335,749
Marketing and Advertising	240,399	659,290	514,826	1,267,324
E Commerce Services, Commissions and Fees	350,025	309,610	680,722	725,737
Operating lease cost	30,479	30,480	60,958	60,959
Personnel Costs	168,016	461,700	373,315	759,193
General and Administrative	2,243,220	464,636	2,597,637	1,113,145
Total Operating Expenses	3,085,296	2,080,994	4,368,251	4,285,558

Net Operating Loss	(2,725,818)	(1,428,305)	(3,746,846)	(2,670,663)

Other Income (Expense)
Gain (Loss) on Sale of Property and Equipment	—	20,345	0	20,345
Gain (Loss) on Derivatives	(319,889)	(16,294)	(657,626)	(12,107)
Gain on Settlement of Debt	5,822	49,317	9,411	963,366
Amortization of Debt Discount	(1,651,327)	(183,408)	(2,376,607)	(311,936)
Interest Expense	(811,714)	(193,904)	(1,325,416)	(308,811)
Total Other Income (Expense)	(2,777,108)	(323,944)	(4,350,238)	350,857

Net Income (Loss)	$(5,502,926)	$(1,752,249)	$(8,097,084)	$(2,319,806)

Basic Weighted Average Shares Outstanding;	1,564,169	261,431	1,454,787	228,279
Basic Income (Loss) per Share	$(3.52)	$(6.70)	$(5.57)	$(10.16)

Diluted Average Shares Outstanding;	1,564,169	261,431	1,454,787	228,279
Diluted Income (Loss) per Share	$(3.52)	$(6.70)	$(5.57)	$(10.16)

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

AUTO PARTS 4LESS GROUP, INC.

FORMERLY THE 4LESS GROUP, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Six Months Ended July 31, 2022 and July 31, 2021

(Unaudited)

	Preferred Series A		Preferred Series B		Preferred Series C		Common Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at January 31, 2021	—	$—	20,000	$20	7,250	$7	142,716	$1	$14,291,759	$(20,381,977)	$(6,090,190)

Common Stock Issued as Payment for Fees	—	—	—	—	—	—	5,000	—	107,500	—	107,500

Issuance of Common Stock as Part of REG A Subscription	—	—	—	—	—	—	109,725	1	2,194,499	—	2,194,500

Rounding	—	—	—	—	—	—	—	1	—	—	1

Net (Loss)	—	—	—	—	—	—	—	—	—	(567,557)	(567,557)

Balance at April 30, 2021	—	$—	20,000	$20	7,250	$7	257,441	$3	$16,593,758	$(20,949,534)	$(4,355,746)

Conversion of Notes Payable and Accrued Interest and Fees to Common Stock	—	—	—	—	—	—	3,000	—	59,100	—	59,100

Derivative Liability Reclassified as Equity Upon Conversion of notes	—	—	—	—	—	—	—	—	17,640	—	17,640

Issuance of shares	—	—	—	—	—	—	10,475	—	200,500	—	200,500

Relative fair value of equity issued with debt	—	—	—	—	—	—	9,181	—	59,801	—	59,801

Issuance of warrants	—	—	—	—	—	—	—	—	600,000	—	600,000

Net (Loss)	—	—	—	—	—	—	—	—	—	(1,752,249)	(1,752,249)

Balance at July 31, 2021	—	$—	20,000	$20	7,250	$7	280,097	$3	$17,530,799	$(22,701,783)	$(5,170,954)

	Preferred Series A		Preferred Series B		Preferred Series C		Common Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at January 31, 2022	—	$—	20,000	$20	7,250	$7	341,023	$—	$19,465,327	$(28,451,733)	$(8,986,379)

Conversion of Preferred Series C Shares into Shares Of Common Stock	—	—	—	—	(7,250)	(7)	905,110	1	6	—	—

Relative Fair Value of Equity Issued with Debt	—	—	—	—	—	—	254,141	—	1,064,965	—	1,064,965

Penalty Warrants Recorded as Interest	—	—	—	—	—	—	—	—	315,150	—	315,150

Rounding shares	—	—	—	—	—	—	88	—	—	—	—

Net (Loss)	—	—	—	—	—	—	—	—	—	(2,594,158)	(2,594,158)

Balance at April 30, 2022	—	$—	20,000	$20	—	$—	1,500,362	$1	$20,845,448	$(31,045,891)	$(10,200,422)

Relative Fair Value of Equity Issued with Debt	—	—	—	—	—	—	221,500	1	794,465	—	794,466

Exercise of warrants	—	—	—	—	—	—	10,000	—	—	—	—

Penalty Warrants Recorded as Interest	—	—	—	—	—	—	—	—	280,050	—	280,050

Stock Based Compensation	—	—	—	—	—	—	—	—	1,998,000	—	1,998,000

Rounding shares	—	—	—	—	—	—	2,587	—	—	—	—

Net (Loss)	—	—	—	—	—	—	—	—	—	(5,502,926)	(5,502,926)

Balance at July 31, 2022	—	$—	20,000	$20	—	$—	1,734,449	$2	$23,917,963	$(36,548,817)	$(12,630,832)

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

AUTO PARTS 4LESS GROUP, INC.

FORMERLY THE 4LESS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended July 31, 2022 and July 31, 2021

(Unaudited)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(8,097,084)	$(2,319,806)
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation	25,844	23,451
Reduction of Right of Use Asset	52,658	44,413
Accretion of Lease Liability	8,300	16,545
(Gain) loss in Fair Value on Derivative Liabilities	657,626	12,107
Amortization of Debt Discount	2,376,607	311,936
Debt Discount in Excess of Face Value of Note to Interest Expense	225,429	—
Loan Penalties Capitalized to Loan and Accrued Interest	—	28,000
Interest Expense on Penalty Warrants	595,200	—
Stock Based Compensation	1,998,000	—
Stock Based Payment of Consulting Fees and Shares	—	273,500
Gain on Sale of Property and Equipment	—	(20,345)
Gain on Settlement of Debt	(9,411)	(963,366)
Change in Operating Assets and Liabilities:
Decrease in Inventory	142,138	5,305
(Increase) Decrease in Prepaid Rent and Expenses	(69,048)	4,001
Increase in Other Current Assets	(10,117)	(5,914)
Decrease in Bank Overdraft	(11,055)	—
Decrease in Accounts Payable	(293,652)	(156,368)
Increase (Decrease) in Accrued Expenses	352,990	(31,292)
Operating Lease Payments	(60,958)	(60,958)
Decrease in Accrued Expenses -Related Party	(500)	(35,000)
Decrease in Customer Deposits	(305,796)	(23,485)
Decrease in Deferred Revenue	(568,990)	(389,055)
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(2,991,819)	(3,286,331)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds of Sales of Property and Equipment	—	25,060
Purchase of Property and Equipment	(1,142)	(35,000)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(1,142)	(9,940)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Shares	—	2,324,805
Proceeds from Short Term Debt	—	1,000,000
Proceeds from Convertible Notes Payable	3,541,918	699,525
Payments on Short Term Debt	(341,112)	(313,009)
Shareholder Loans Payable	20,000	—
Repayments on Shareholder Loans Payable	(30,061)	—
Payments on Long Term Debt	(15,809)	(9,223)
Payments on Convertible Notes Payable	(114,000)	(301,000)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,060,936	3,401,098

NET INCREASE IN CASH	67,975	104,827

CASH AT BEGINNING OF PERIOD	77,498	277,664

CASH AT END OF PERIOD	$145,473	$382,491

Supplemental Disclosure of Cash Flows Information:
Cash Paid for Interest	$45,300	$132,085
Convertible Notes Interest and Derivatives Converted to Common Stock	$—	$76,740
Fair Value of Instruments Issued With Debt	$1,859,430	$487,284
Derivative Debt Discount	$879,213	$—
Debt Discount	$696,972	$—
Issuance of Warrants to Deferred Offering Costs	$—	$600,000
Issuance of Common Shares for Share Subscription Receivable	$—	$10,488
Loans to acquire Fixed Assets	$—	$151,327

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

Concentrations

Cost of Goods Sold

For the three months ended July 31, 2022 the Company purchased approximately 51% of its inventory and items available for sale from third parties from three vendors. As of July 31, 2022, the net amount due to the vendors included in accounts payable was $308,886. For the three months ended July 31, 2021, the Company purchased from three vendors approximately 61% of its inventory and items available for sale from third parties. As of July 31, 2021, the net amount due to these vendors included in accounts payable was $389,868. The Company believes there are numerous other suppliers that could be substituted should a supplier become unavailable or non-competitive.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of July 31, 2022:

	July 31, 2022	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities – embedded redemption feature	$2,790,870	$—	$—	$2,790,870
Totals	$2,790,870	$—	$—	$2,790,870

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

The fair value of the derivative liability is determined using a lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, historical stock price volatility, the expected term, and both high risk and the risk-free interest rate. The most sensitive inputs to the model are for expected time for the holder to convert or be repaid and the estimated historical volatility of the Company’s common stock.  However, because the historical volatility of the Company’s common stock is so high (see Note 9), the sensitivity required to change the liability by 1% as of July 31, 2022 is greater than 25% change in historical volatility as of that date.  The other inputs, such as risk free rate, high yield cash rate and stock price all have a sensitivity for a 1% change in the input variable results in a significantly less than 1% change in the calculated derivative liability.

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

Disaggregation of Revenue: Channel Revenue

The following table shows revenue split between proprietary and third-party website revenue for the three months ended July 31, 2022 and 2021:

			Change
	2022	2021	$	%
Proprietary website revenue	$902,594	$1,823,709	$(921,115)	(51%	)
Third party website revenue	438,528	762,964	(324,436)	(43%	)
Total Revenue	$1,341,122	$2,586,673	$(1,245,551)	(48%	)

The following table shows revenue split between proprietary and third-party website revenue for the six months ended July 31, 2022 and 2021:

			Change
	2022	2021	$	%
Proprietary website revenue	$2,138,837	$3,946,810	$(1,807,973)	(46%	)
Third party website revenue	932,215	2,368,647	(1,436,432)	(61%	)
Total Revenue	$3,071,052	$6,315,457	$(3,244,405)	(51%	)

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

NOTE 2 – GOING CONCERN AND FINANCIAL POSITION

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $36,548,817 as of July 31, 2022 and has a working capital deficit at July 31, 2022 of $11,948,032. As of July 31, 2022, the Company only had cash and cash equivalents of $145,473 and approximately $636,000 of short-term debt in default. The short-term debt agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. While the Company has plans to grow its revenues through the new website , at this time, our current liquidity position raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – PROPERTY

The Company capitalizes all property purchases over $1,000 and depreciates the assets on a straight-line basis over their useful lives of 3 years for computers and 7 years for all other assets. Property consists of the following at July 31, 2022 and January 31, 2022:

	July 31, 2022	January 31, 2022
Office furniture, fixtures and equipment	$95,183	$94,041
Shop equipment	43,004	43,004
Vehicles	206,760	206,760
Sub-total	344,947	343,805
Less: Accumulated depreciation	(148,312)	(122,469)
Total Property	$196,635	$221,336

Additions to fixed assets for the six months ended July 31, 2022 were $1,142. Additions to fixed assets for the six months ended July 31, 2021 were $186,327 with $35,000 paid in cash and $151,327 financed through vehicle loans.

There were no disposals for the six months ended July 31, 2022.For the six months ended July 31, 2021, vehicles having a cost of $20,000 and a net book value of $4,715 was disposed of. Proceeds received of $25,060 and a gain on sale of property and equipment of $20,345 were recorded.

Depreciation expense was $12,906 and $12,716 for the three months ended July 31, 2022, and July 31, 2021, respectively.

Depreciation expense was $25,844 and $23,451 for the six months ended July 31, 2022, and July 31, 2021, respectively.

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

Below is a summary of our lease assets and liabilities at July 31, 2022 and January 31, 2022.

Leases	Classification	July 31, 2022	January 31, 2022
Assets
Operating	Operating Lease Assets	$186,902	$242,583
Liabilities
Current
Operating	Current Operating Lease Liability	$89,686	$100,001
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	96,208	138,551
Total lease liabilities		$185,894	$238,552

Note: As most of our leases do not provide an implicit rate, we use our incremental borrowing rate of 8% based on the information available at commencement date in determining the present value of lease payments.

CAM charges were not included in operating lease expense and were expensed in general and administrative expenses as incurred.

Operating lease cost and rent was $30,479 and $30,480 for the three months ended July 31, 2022, and July 31, 2021, respectively.

Operating lease cost and rent was $60,958 and $60,959 for the six months ended July 31, 2022, and July 31, 2021, respectively.

NOTE 5 – CUSTOMER DEPOSITS

The Company receives payments from customers on orders prior to shipment and these customer deposits on cancelled orders were either returned to the customers subsequent to July 31, 2022 or will remain as deposits until the item is either delivered and recorded as revenue or cancelled and refunded. At July 31, 2022 the Company had received $225,104 (January 31, 2022- $530,900) in customer deposits for orders that were unfulfilled at July 31, 2022 and either canceled subsequent to year end or still awaiting shipment.

NOTE 6 – DEFERRED REVENUE

The Company receives payments from customers on orders prior to shipment and orders that were unfulfilled at July 31, 2022 because of both normal order processing and fulfillment requirements, and back orders are recorded as deferred revenue. At July 31, 2022 the Company had received $96,153 (January 31, 2022- $665,143) in customer payments for orders that were unfulfilled at July 31, 2022 and delivered subsequent to July 31, 2022.

NOTE 7 – SHORT-TERM AND LONG-TERM DEBT

The components of the Company’s debt as of July 31, 2022 and January 31, 2022 were as follows:

	July 31, 2022		January 31, 2022
Loan dated October 8, 2019, and revised February 29, 2020 and November 10, 2020 repayable June 30, 2022 with an additional interest payment of $20,000(3)	$97,340	*	$97,340
Forklift Note Payable, original note of $20,433 Sept 26, 2018, 6.23% interest, 60 monthly payments of $394.54 ending August 2023(1)	6,042	#	8,183
Vehicle loan original loan of $93,239 February 16, 2021, 2.90 % interest. 72 monthly payments of $1,414 beginning on July 2, 2021 and ending on March 2, 2027. Secured by vehicle having net book value of $94,316.	73,987	#	81,346
Vehicle loan original loan of $59,711 March 20,2021, 7.89% interest. 72 monthly payments of $1,048 beginning on May 4, 2021 and ending on April 4, 2027. Secured by vehicle having net book value of $76,164.	47,799	#	54,108
Working Capital Note Payable - $700,000, dated October 29, 2021, repayment of $17,904 per week until Oct 29, 2022, interest rate of approximately 31%(2)(4)(7)	437,498	*	635,831
Working Capital Note Payable - $650,000, dated October 25, 2021, repayment of $15,875 per week until October 25, 2022, interest rate of approximately 26%(2)(4)(8)	453,268	*	596,047
Demand loan - $5,000 dated February 1, 2020, 15% interest, 5% fee on outstanding balance	5,000	*	5,000
Demand loan - $2,500, dated March 8, 2019, 25% interest, 5% fee on outstanding balance	2,500	*	2,500
Demand loan - $65,500 dated February 27, 2019, 25% interest, 5% fee on outstanding balance, Secured by the general assets of the Company	12,415	*	12,415
Promissory note - $60,000 dated September 18, 2020 maturing April 30, 2022(10), including $5,000 original issue discount, 15% compounded interest payable monthly	60,000	* ∞	60,000
Promissory note - $425,000 dated August 28, 2020, including $50,000 original issue discount, 15% compounded interest payable monthly. This note matures when the Company receives proceeds through a financing event of $825,000 plus accrued interest on the note.(5)	425,000	* ∞	425,000
Promissory note - $1,200,000 dated August 28, 2020, maturing August 28, 2022, 12% interest payable monthly with the first six months interest deferred until the 6th month and added to principal.(6)	1,200,000	*	1,200,000
Promissory note - $420,000 dated December 27, 2021, including $20,000 original issue discount, maturing January 27, 2022, non-interest bearing(9)	420,000	*	420,000
Total	$3,240,849		$3,597,770

	July 31, 2022	January 31, 2022
Short-Term Debt	$3,113,021	$3,454,133
Current Portion of Long-Term Debt	27,699	27,737
Long-Term Debt	100,129	115,900
Total	$3,240,849	$3,597,770

*	Short-term loans

#	Long-term loans of $7,120 including current portion of $4,325; $51,992 including current portion $8,633; $81,346 including current portion $14,780

∞	In default

(1)	Secured by equipment having a net book value of $8,013

(2)	The amounts due under the note are personally guaranteed by an officer or a director of the Company.

(3)	On November 10, 2020 the Company amended the agreement extending the maturity to June 30, 2022 from April 8, 2021 and changing monthly payments to $0 from $5,705 and interest rate from 13% to a $20,000 lump sum payable at maturity. This note is payable to a shareholder and will be re-financed with other loans and accrued interest into a new note in August 2022.

(4)	The Company has pledged a security interest on all accounts receivable and banks accounts of the Company.

(5)	Financing event would be a sale or issuance of assets, debt, shares or any means of raising capital. As the Company has entered into such a transaction the loan has reached maturity and is treated as current. An extension was granted on December 13, 2021 amending the maturity date to April 30, 2022. The April 30, 2022 payment has not been made and the Company is working on another extension with the lender.

(6)	Secured by all assets of the Company. Loan payable in 2 instalments, $445,200 payable August 28, 2021 and $826,800 payable August 28, 2022. On December 13, 2021 the parties amended the maturity date for the first instalment to be April 30, 2022 with the second instalment date unchanged. The April 30, 2022 payment has not been made and the Company is working on another extension with the lender.

(7)	This loan replaces $500,000 loan dated June 4, 2021, $422,009 proceeds were used to repay this loan, net cash received was $253,491 after payment of $26,500 in fees.

(8)	This loan replaces $500,000 loan dated June 4, 2021, $359,919 proceeds were used to repay this loan, net cash received was $267,606 after payment of $22,475 in fees.

(9)	Penalty of 10% of principal amount and 30,000 3 year warrants with an exercise price of $15.00 on initial default and 2% of principal amount and 15,000 3 year warrants with an exercise price of $15.00 for every 30 day default period thereafter. Initial default has been recorded at January 31, 2022 with an interest charge of $42,000 and another $276,000 which was the fair value of the warrants (see Note 11). The Company has defaulted on the February 26, 2022, through to July 26, 2022 and will issue an additional 15,000 warrants for each of those six defaults for a total of 90,000 warrants. The company has recorded $595,200 based on the fair value of the warrants and $50,400 for the 2% fee as interest expense to July 31, 2022 .

(10)	The April 30, 2022 payment has not been made and the Company is working on another extension with the lender.

The following are the minimum amounts due on the notes as of July 31, 2022:

Year Ended	Amount
July 31, 2023	$3,140,720
July 31, 2024	27,117
July 31, 2025	26,443
July 31, 2026	27,792
July 31, 2027	18,777
Total	$3,240,849

NOTE 8 – SHORT-TERM CONVERTIBLE DEBT

The components of the Company’s debt as of July 31, 2022 and January 31, 2022 were as follows.

	Interest	Default Interest	Conversion	Outstanding Principal at
Maturity Date	Rate	Rate	Price (a)	July 31, 2022	January 31, 2022
Nov 4, 2013*	12%	12%	$1,800,000	$100,000	$100,000
Jan 31, 2014*	12%	18%	$2,400,000	16,000	16,000
July 31, 2013*	12%	12%	$1,440,000	5,000	5,000
Jan 31, 2014*	12%	12%	$2,400,000	30,000	30,000
Nov 12, 2022	8%	12%	(1)	2,400,000	2,400,000
Jan. 13, 2023	12%	22%	(2)	114,000	228,000
Aug. 11, 2022	10%	10%	(3)	220,000	—
Aug 14, 2022	12%	20%	(4)	1,200,000	—
Aug. 25, 2022	12%	20%	(4)	150,000	—
Aug. 25, 2022	12%	20%	(4)	350,000	—
Oct. 9, 2022	12%	20%	(4)	200,000	—
Oct. 9, 2022	12%	20%	(4)	200,000	—
Oct. 22, 2022	12%	20%	(4)	440,000	—
Oct. 22, 2022	12%	20%	(4)	110,000	—
May 19,2023	12%	16%	(5)	400,000	—
Feb.11, 2023	12%	18%	(4)	55,000	—
Dec 27, 2021	12%	18%	(4)	275,000	—
Jan. 5, 2023	12%	18%	(4)	250,000	—
Jan.6 ,2023	12%	18%	(4)	125,000	—
Jan.6 ,2023	12%	18%	(4)	125,000	—
Jan.11 ,2023	12%	18%	(4)	138,890	—
Sub-total				6,903,890	2,779,000
Debt Discount				(2,964,614)	(2,131,034)
				$3,939,276	$647,966

*	In default.

(1)	lesser of $ 1.25 or 75 % of offering price if there is an uplisting to a national securities exchange.

(2)	75% of closing bid price on day preceding conversion date in event of default

(3)	convertible at 20% discount of the offering price on company’s uplist to NASDAQ

(4)	convertible upon default at conversion price lower of i) lowest price 20 days prior to Issuance ii) lowest price 20 days prior to conversion

(5)	lesser of $ 5.00 or 75 % of offering price if there is an uplisting to a national securities exchange.

(a)	Note all conversions are subject to dilutive issuance clauses where the conversion price will revert to the lowest transacted share price.

The Company had accrued interest payable of $478,271 and $231,412 on the notes at July 31, 2022 and January 31, 2022, respectively.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that some instruments should be classified as liabilities due to there being a variable number of shares to be delivered upon settlement of the above conversion options. The instruments are measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a discount to the note on the debt modification date. For the three months ended July 31, 2022 and 2021, the Company recorded amortization of debt discount expense of $1,651,327 and $183,408, respectively. For the three months ended July 31, 2022 and 2021, the Company recorded amortization of debt discount expense of $2,376,607 and $311,936, respectively.

On February 11, 2022 the Company entered into an unsecured convertible note for $220,000 with a one year maturity, interest rate of 10%, the Company received $200,000 in cash proceeds, recorded, an original issue discount of $20,000, and a derivative discount of $117,676 related to a conversion feature. The discount is amortized over the term of the loan. The note is repayable August 11, 2022.

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

On May 18, 2022 the lender and Company amended the November 12, 2021 $2,400,000 note whereby the $432,000 amortization payments due on June 12, 2022, July 12, 2022 and August 12, 2022 all totaling $1,296,000 are now payable on October 25,2022. In exchange the second warrant to acquire 90,000 common shares can no longer be cancelled.

On May 19, 2022 the Company entered into a new convertible note for $400,000 with a one year maturity, interest rate of 12%, with a warrant to purchase 33,333 common shares with a five year maturity and an exercise price of $15.00, and 41,500 common shares.. The Company received $325,400 in cash proceeds, recorded an original issue discount of $40,000, a derivative discount of $358,088 for the conversion feature, recognized $192,341 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants and shares, and transaction fees of $35,000. The discount is amortized over the term of the loan. The excess discount over the face value of the note of $ $225,429 was expensed to interest. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 125%.

In June the company received $50,000 cash proceeds and recorded an original issue discount of $5,000 from the lender of February 11, 2022 maturing August 11, 2022 and on that date the old note of $220,000 plus the accrued interest will mature February 11, 2023 along with new advances of $55,000 forming a combined new note of $275,000. The new note will bear interest at 12% and come s with 100,000 warrants with an exercise price of $ 15.00 and a 5 year term. The note will be recognized in August 2022

On June 27, 2022 the Company entered into a new convertible note for $275,000 with a six month maturity, interest rate of 12%, with a warrant to purchase 100,000 common shares with a five year maturity and an exercise price of $15.00, and 40,000 common shares. The Company received $250,000 in cash proceeds, recorded an original issue discount of $25,000, a derivative discount of $34,488 for the conversion feature, and recognized $197,559 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants and shares. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 200%.

On July 5, 2022 the Company entered into a new convertible note for $250,000 with a six month maturity, interest rate of 12%, with a warrant to purchase 100,000 common shares with a five year maturity and an exercise price of $15.00, and 40,000 common shares. The Company received $200,000 in cash proceeds, recorded an original issue discount of $25,000, a derivative discount of $33,860 for the conversion feature, recognized $139,638 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants and shares, and transaction fees of $35,000. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 200%.

On July 6, 2022 the Company entered into a new convertible note for $125,000 with a six month maturity, interest rate of 12%, with a warrant to purchase 50,000 common shares with a five year maturity and an exercise price of $15.00, and 20,000 common shares. The Company received $102,000 in cash proceeds, recorded an original issue discount of $12,000, a derivative discount of $16,484 for the conversion feature, recognized $83,796 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants and shares, and transaction fees of $10,000. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 200%.

On July 6, 2022 the Company entered into another new convertible note for $125,000 with a six month maturity, interest rate of 12%, with a warrant to purchase 50,000 common shares with a five year maturity and an exercise price of $15.00, and 20,000 common shares. The Company received $102,000 in cash proceeds, recorded an original issue discount of $12,500, a derivative discount of $16,388 for the conversion feature, recognized $83,796 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants and shares, and transaction fees of $10,000. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 200%.

On July 11, 2022 the Company entered into another new convertible note for $138,890 with a six month maturity, interest rate of 12%,with a warrant to purchase 50,000 common shares with a five year maturity and an exercise price of $15.00, and 20,000 common shares. The Company received $116,668 in cash proceeds, recorded an original issue discount of $13,889, a derivative discount of $18,735 for the conversion feature, recognized $97,336 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants and shares, and transaction fees of $8,333. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 200%.

During the three and six months ended July 31, 2022 and July 31, 2021 the Company added $0 and $28,000 in penalty interest to these loans, respectively.

As of July 31, 2022, the Company had $151,000 of aggregate debt in default. The agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. The Company continues to accrue interest at the listed rates, and plans to seek their conversion or payoff within the next twelve months.

NOTE 9 – DERIVATIVE LIABILITIES

As of July 31, 2022, and January 31, 2022, the Company had derivative liabilities of $2,790,870 and $1,263,442, respectively. During the three months ended July 31, 2022, and 2021, the Company recorded a loss of $319,889 and a loss of $16,294, respectively, from the change in the fair value of derivative liabilities. During the six months ended July 31, 2022, and 2021, the Company recorded a loss of $657,626 and a loss of $12,107, respectively, from the change in the fair value of derivative liabilities. Any liabilities resulting from the warrants outstanding are immaterial.

The derivative liabilities are valued as a level 3 input for valuing financial instruments.

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended July 31, 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs.

Level 3
Derivatives
Balance, January 31, 2022	$1,263,442
Changes Due to Issuance of New Convertible Notes	879,213
Settlement Due to Repayment of Debt	(9,411)
Mark to Market Change in Derivatives	657,626
Balance, July 31, 2022	$2,790,870

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices which are linked to the trading and/or bid prices of the Company’s common stock as traded on the OTC market.

The fair value of the derivative liability is determined using the lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of July 31, 2022, is as follows:

Embedded Derivative Liability As of July 31, 2022
Strike price	6.90 - 10.00
Contractual term (years)	0.19 - 1.00 years
Volatility (annual)	132.5% - 234.9
Underlying fair market value	6.90
Risk-free rate	7.11% - 8.46
Dividend yield (per share)	0

NOTE 10 – STOCKHOLDERS’ DEFICIT

Preferred Stock:

The Series A Preferred Stock has an automatic forced conversion into common stock upon the completion of the repurchase or extinguishing of all “toxic” debt (notes having conversion features tied to the Company’s common stock), the extinguishing of all other existing dilutive debt or equity structures, and total recapitalization of the Company. As of both July 31, 2022, and January 31, 2022, the Company had 0 shares of Series A Preferred issued and outstanding and 330,000 authorized with a par value of $0.001 per share.

At both July 31, 2022, and January 31, 2022, there were 20,000 and 20,000 Series B preferred shares outstanding, respectively. The Series B Preferred Stock have voting rights equal to 51% of the total voting rights at any time. There are no conversion rights granted holders of Series B Preferred shares, they are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 20,000 Series B preferred shares authorized and issued of the Series B Preferred Stock with a par-value of $0.001 per share.

At both July 31, 2022, and January 31, 2022, there were 0 and 7,250 Series C preferred shares outstanding, respectively. The Series C Preferred Stock have the right to convert into the common stock of the Company by multiplying the number of issued and outstanding shares of common stock by 2.63 on the conversion date. The holders of Series C Preferred shares are not entitled to dividends, and the Company does not have the right of redemption. On February 1, 2022 the 7,250 Series C Preferred stockholders converted all of their outstanding shares for 905,110 shares of common stock. Currently, there are 0 Series C preferred shares authorized and issued with a par-value of $0.001 per share.

At both July 31, 2022, and January 31, 2022, there were 870 Series D preferred shares authorized and outstanding, respectively which with a par value $0.001. All shares of Series D Preferred Stock will rank subordinate and junior to all shares of Series A, B and C of Preferred Stock of the Corporation and pari passu with any of the Corporation’s preferred stock hereafter created as to distributions of assets upon dissolution or winding up of the Corporation, whether voluntary or involuntary. These shares are non-voting, do not receive dividends and are redeemable according to the terms set out as follows:

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

Neither the Company nor any Series D preferred stockholders has given notice to exercise the redemption as of July 31, 2022, on the date of the financial statements.

Because the holders of the Series D preferred stock have the right to demand cash redemption, the cumulative amount of the redemption feature is included in Temporary Equity as of July 31, 2022, and January 31, 2022.

Common Stock

The Company is authorized to issue 75,000,000 common shares at a par value of $0.000001 per share. These shares have full voting rights. The Company undertook a 10-1 reverse stock split on April 28, 2022. The share capital has been retrospectively adjusted accordingly to reflect these reverse stock splits. At July 31, 2022 and January 31, 2022 there were 1,734,449 and 341,023 shares outstanding and issuable, respectively.  No dividends were paid in the three months ended July 31, 2022 or 2021. The Company’s articles of incorporation include a provision that the Company is not allowed to issue fractional shares.

The Company issued the following shares of common stock in the six months ended July 31, 2022:

The Company issued 905,110 shares upon conversion of 7,250 Series C preferred shares. Along with associated debt, the Company issued 475,641 shares and warrants to purchase 648,333 shares all with a relative fair value of $1,859,430.

A lender exercised on a cash-free basis warrants to acquire 14,000 shares and received 10,000 shares.

As part of the reverse split the company issued 2,675 shares to round up those shareholders for partial shares.

Options and Warrants:

The Company has 250,000 and 50,000 options outstanding as of both July 31, 2022, and or January 31, 2022.

The Company recorded option and warrant expense of $0 and $0 for the six months ended July 31, 2022, and 2021, respectively.

The Company cancelled the options to acquire 50,000 shares issued to the CEO on October 14, 2021 and issued new options on July 11, 2022 to acquire 250,000 shares with a 5 year term and an exercise price of $4.00. The Company recorded stock-based compensation of $1,998,000 with a corresponding adjustment to paid-in capital. This amount is the incremental value between the new options of $2,497,500 and the revalued cancelled options if $499,500 which were determined by using the significant estimated determined below:

Expected volatility	753 - 1,735%
Exercise price	$4.00 - $15.00
Stock price	$9.99
Expected life	1.5 - 5 years
Risk-free interest rate	3.05% - 3.07%
Dividend yield	0%

For the six months ended July 31, 2022 the Company issued warrants to purchase 648,333 common shares along with debt to various lenders as well as warrants to acquire 90,000 common shares as penalty interest. The table below provides the significant estimates used that resulted in the Company determining the relative fair value of the 648,333 warrants at $1,859,430, which has been recorded as a debt discount and the 90,000 warrants at $595,200 which has been recorded as interest both with corresponding adjustments to paid-in capital.

Expected volatility	1,686 - 2,227%
Exercise price	$5.12 - $15.00
Stock price	$5.12 - $9.99
Expected life	3 - 5 years
Risk-free interest rate	1.76% - 3.13%
Dividend yield	0%

The Company had the following fully vested warrants outstanding at July 31,2022:

Issued To	# Warrants	Dated	Expire	Strike Price *	Expired	Exercised
Lender	95,000	08/28/2020	08/28/2023	$4.00 per share	N	N
Broker	250	10/11/2020	10/11/2025	$45.00 per share	N	N
Broker	300	11/25/2020	11/25/2025	$30.00 per share	N	N
Triton	30,000	07/27/2021	07/27/2024	$21.10 per share	N	N
Consultant	25,000	08/26/2021	08/26/2024	$15.00 per share	N	N
Lender	90,000	11/12/2021	11/12/2026	$15.00 per share	N	N
Lender	90,000	11/12/2021	11/12/2026	$15.00 per share	N	N
Lender	30,000	1/27/2022	1/27/2025	$15.00 per share	N	N
Lender	120,000	2/14/2022	2/14/2027	$15.00 per share	N	N
Lender	35,000	2/25/2022	2/25/2027	$15.00 per share	N	N
Lender	15,000	2/25/2022	2/25/2027	$15.00 per share	N	N
Lender	20,000	3/9/2022	3/9/2027	$15.00 per share	N	N
Lender	20,000	3/9/2022	3/9/2027	$15.00 per share	N	N
Lender	11,000	4/22/2022	4/22/2027	$15.00 per share	N	N
Lender	44,000	4/22/2022	4/22/2027	$15.00 per share	N	N
Lender	15,000	2/26/2022	2/26/2025	$5.40 per share	N	N
Lender	15,000	3/28/2022	3/28/2025	$7.50 per share	N	N
Lender	15,000	4/27/2022	4/27/2025	$6.99 per share	N	N
Lender	15,000	5/27/2022	5/27/2025	$5.12 per share	N	N
Lender	33,333	5/19/2022	5/19/2027	$15.00 per share	N	N
Lender	100,000	6/27/2022	6/27/2027	$15.00 per share	N	N
Lender	15,000	6/26/2022	6/26/2025	$5.12 per share	N	N
Lender	15,000	7/26/2022	7/26/2025	$5.12 per share	N	N
Lender	100,000	7/5/2022	7/5/2027	$15.00 per share	N	N
Lender	50,000	7/6/2022	7/6/2027	$15.00 per share	N	N
Lender	50,000	7/6/2022	7/6/2027	$15.00 per share	N	N
Lender	50,000	7/11/2022	7/11/2027	$15.00 per share	N	N

*	The strike price is subject to price adjustments due to dilutive issuance clauses.

The Company had the following fully vested options outstanding at July 31, 2022:

Issued To	# Options	Dated	Expire	Strike Price	Expired	Exercised
T. Armes	50,000	10/14/2021	7/11/2022	$15.00 per share	Y	N
T. Armes	250,000	7/11/2022	7/11/2027	$4.00 per share	N	N

The following table summarizes the activity of options and warrants issued and outstanding as of and for the three months ended

July 31, 2022:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 31, 2022	50,000	$15.00	360,550	$12.64
Granted	250,000	4.00	738,333	15.00
Exercised	—	—	(14,000)	5.00
Forfeited and canceled	(50,000)	(15.00)	—	—
Outstanding at July 31, 2022	250,000	$4.00	1,084,833	$13.55

NOTE 11 – RELATED PARTY TRANSACTIONS

As of July 31, 2022 and January 31, 2021, the Company had $46,273 and $46,173, respectively of related party accrued expenses related to accrued compensation for employees and consultants.

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

Maturity of Lease Liabilities	Operating Leases
July 31 2023	$106,700
July 31, 2024	30,003
July 31, 2025	30,003
July 31, 2026	22,502
July 31, 2027	10,003
Total lease payments	199,211
Less: Interest	(13,317)
Present value of lease liabilities	$185,894

The Company had total operating lease and rent expense of $30,479 and $30,480 for the three months ended July 31, 2022, and 2021 respectively. The Company had total operating lease and rent expense of $60,958 and $60,959 for the six months ended July 31, 2022, and 2021 respectively.

NOTE 13 – EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended
	July 31,
	2022	2021
Numerator:
Net income (loss) available to common shareholders	$(5,502,926)	$(1,752,249)

Denominator:
Weighted average shares – basic	1,564,169	261,431

Net income (loss) per share – basic	$(3.52)	$(6.70)

Effect of common stock equivalents
Add: interest expense on convertible debt	166,046	9,397
Add: amortization of debt discount	1,651,327	183,407
Less: gain on settlement of debt on convertible notes	(5,822)	(49,317)
Add (Less): loss (gain) on change of derivative liabilities	319,889	16,294
Net income (loss) adjusted for common stock equivalents	(3,371,486)	(1,592,468)
Dilutive effect of common stock equivalents:
Convertible notes and accrued interest	—	—
Convertible Class C Preferred shares	—	—
Warrants and options	—	—

Denominator:
Weighted average shares – diluted	1,564,169	261,431

Net income (loss) per share – diluted	$(3.52)	$(6.70)

NOTE 13 – EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Six Months Ended
	July 31,
	2022	2021
Numerator:
Net income (loss) available to common shareholders	$(8,097,084)	$(2,319,806)

Denominator:
Weighted average shares – basic	1,454,787	228,279

Net income (loss) per share – basic	$(5.57)	$(10.16)

Effect of common stock equivalents
Add: interest expense on convertible debt	278,788	15,949
Add: amortization of debt discount	2,376,607	308,811
Less: gain on settlement of debt on convertible notes	(9,411)	(963,366)
Add (Less): loss (gain) on change of derivative liabilities	657,626	12,107
Net income (loss) adjusted for common stock equivalents	(4,793,474)	(2,946,305)
Dilutive effect of common stock equivalents:
Convertible notes and accrued interest	—	—
Convertible Class C Preferred shares	—	—
Warrants and options	—	—

Denominator:
Weighted average shares – diluted	1,454,787	228,279

Net income (loss) per share – diluted	$(5.57)	$(10.16)

The anti-dilutive shares of common stock equivalents for the three and six months ended July 31, 2022 and July 31, 2021 were as follows:

	For the Three and Six Months Ended
	July 31,
	2022	2021

Convertible notes and accrued interest	1,475,492	63,253
Convertible Class C Preferred shares	—	736,609
Options	250,000	—
Warrants	1,084,833	125,550
Total	2,810,325	925,412

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to July 31, 2022 through to September 14, 2022:

•   On August 11, 2022 the Company entered into a new convertible note for $275,000 with a six month maturity, interest rate of 12%, with a warrant to purchase 100,000 common shares with a five year maturity and an exercise price of $15.00, and 40,000 common shares. The Company and the lender replaced this note with a $220,000 not from February 11, 2022 that matured August 11, 2022. Also, the Company had received $50,000 in cash proceeds in June 2022 , recorded an original issue discount of $5,000 and recognized $83,796 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants and shares. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 200%.

•   On August 22, 2022 the Company entered into a new convertible note with an entity controlled by a shareholder for $275,000 with a six month maturity, interest rate of 12% ,with a warrant to purchase 100,000 common shares with a five year maturity and an exercise price of $15.00, and 40,000 common shares. The Company and the entity replaced this note with existing loans and payables totaling $210,740 as well as $39,260 in cash proceeds and recorded an original issue discount of $25,000. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 200%.

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

The platform upgrade was completed in the 1st quarter FYE 2023, with marketplace sales expected to begin in 3rd quarter 2023.

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

Results of Operations For the Six Months Ended July 31, 2022 compared to the six months ended July 31, 2021

The following table shows our results of operations for the six months ended July 31, 2022, and 2021. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

			Change
	2022	2021	$	%
Total Revenues	$3,071,052	$6,315,457	$(3,244,405)	(51%	)
Gross Profit	621,405	1,614,895	(993,490)	(62%	)
Total Operating Expenses	4,368,251	4,285,558	82,693	2%
Total Other Income (Expense)	(4,350,238)	350,857	(4,701,095)	(1340%	)
Net Income (Loss)	$(8,097,084)	$(2,319,806)	$(5,777,278)	249%

Revenue

The following table shows revenue split between proprietary and third-party website revenue for the six months ended July 31, 2022, and 2021:

			Change
	2022	2021	$	%
Proprietary website revenue	$2,138,837	3,946,810	$(1,807,973)	(46%	)
Third party website revenue	932,215	2,368,647	(1,436,432)	(61%	)
Total Revenue	$3,071,052	$6,315,457	$(3,244,405)	(51%	)

We had total revenue of $3,071,052 for the six months ended July 31, 2022, compared to $6,315,457 for the six months ended July 31, 2021. Sales decreased by $1,388,177 primarily due to present economic conditions reducing consumer demand. In the prior year’s quarter, sales were driven by high consumer demand as a result of economic stimulus packages provided during the pandemic and an aggressive marketing push by the Company. In addition, the Company is making efforts to maintain margins and refrain from loss leader pricing strategies. In the current fiscal we are still dealing with supply issues as we have less product available for sale as a result. The Company also recorded $96,153 in deferred revenue, which will be recognized as revenue next quarter and recognized $687,666 of deferred revenue recorded January 31, 2022. The deferred revenue represents orders paid by customers this period but delivered in the following period due to back orders and processing and delivery times. The Company also recorded $225,104 in customer deposits and recognized $665,143 recorded January 31, 2022. The customer deposits are orders paid by customers and canceled in the following period due to back orders or other reasons. For the prior year period, the Company recorded $298,711 in deferred revenue, which was recognized as revenue the next quarter and recognized $687,666 of deferred revenue that was recorded January 31, 2021, For the six months ended July 31, 2022, the Company also recorded $164,900 in customer deposits and recognized $188,385 recorded January 31, 2021.

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

Gross Profit

We had gross profit of $621,404 for the six months ended July 31, 2022, compared to gross profit of $1,614,895 for the six months ended July 31, 2021. Gross profit decreased by $993,491 as a result of the decreased revenues explained above and also due to an increase in cost because the Company had to purchase goods at higher product costs from distributers rather than the usual manufacturers for many of the new available products or some of the products that were not available from the usual manufacturers due to still existing supply chain issues.

Operating Expenses

The following table shows our operating expenses for the six months ended July 31, 2022, and 2021:

			Change
Operating Expenses	2022	2021	$	%
Depreciation	$25,844	$23,451	2,393	10%
Postage, Shipping and Freight	114,949	335,749	(220,800)	(66%	)
Marketing and Advertising	514,826	1,267,324	(752,498)	(59%	)
E Commerce Services, Commissions and Fees	680,722	725,737	(45,015)	(6%	)
Operating lease cost	60,958	60,959	(1)	0%
Personnel Costs	373,315	759,193	(385,878)	(51%	)
General and Administrative	2,597,637	1,113,145	1,484,492	133%
Total Operating Expenses	$4,368,251	$4,285,558	82,693	2%

•   Depreciation increased by $2,393 due to asset additions at the end of fiscal 2022, thus a higher asset value is being depreciated.

•   Postage shipping and freight decreased by $220,800 due to lower sales.

•   Marketing and advertising decreased by $752,498 due to aggressive promotional efforts in the prior period to drive sales to our proprietary websites and build our brands. For the six months ended July 31, 2022, the spending has resumed to usual levels.

•   E Commerce Services, Commissions and Fees decreased by $45,015 due to lower sales.

•   Personnel Costs decreased by $358,878 mostly due to staff reductions as a result of lower demand.

•   General and Administrative increased by $1,484,492 mainly due to stock-based compensation of $1,998,000 on the CEO’s 250,000 options. This was partially reduced by reductions in investor relations costs as a result of the REG A subscription offering in the prior year and a reduction in professional fees due to associated reporting and business requirements of the afore-mentioned REG A subscription from the prior year’s quarter.

Other Income (Expense)

The following table shows our other income and expenses for the six months ended July 31, 2022, and 2021:

			Change
Other Income (Expense)	2022	2022	$	%
Gain (Loss) on Sale of Property and Equipment	$—	$20,345	(20,345)	100%
Gain (Loss) on Derivatives	(657,626)	(12,107)	(645,519)	5,332%
Gain on Settlement of Debt	9,411	963,366	(953,955)	(99%	)
Amortization of Debt Discount	(2,376,607)	(311,936)	(2,064,671)	662%
Interest Expense	(1,325,416)	(308,811)	(1,016,605)	329%
Total Other Income (Expense)	$(4,350,238)	$350,857	(4,701,095)	(1,340%	)

The changes above can be explained by the increase in convertible debt that started at the end of last fiscal year and continued for the six months ended July 31, 2022. Convertible increase from $1,124,525 at July 31, 2021 to $6,903,890 at July 31, 2022. As a result all debt related items such as amortization of debt discount and interest expense increased significantly. The higher loss on derivatives in 2022 is a function of the market factors in the valuation of the derivative liability described in Note 10 as well as the derivative discounts acquired with the new debt.

We had net loss of $8,097,084 for the six months ended July 31, 2022, compared to net income of $2,319,806 for the six months ended July 31, 2021. The increase in net loss was mainly due to the large increase in other expenses, the lower sales and the increase in stock-based compensation as explained in the discussion above.

Results of Operations for the Three Months Ended July 31, 2022, Compared to the Three Months Ended July 31, 2021

The following table shows our results of operations for the three months ended July 31, 2022, and 2021. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

			Change
	2022	2021	$	%
Total Revenues	$1,341,122	$2,586,673	$(1,245,551)	(48%	)
Gross Profit	359,478	652,689	(293,211)	(45%	)
Total Operating Expenses	3,085,296	2,080,994	1,004,302	48%
Total Other Income (Expense)	(2,777,108)	(323,944)	(2,453,164)	757%
Net Income (Loss)	$(5,502,926)	$(1,752,249)	$(3,750,677)	214%

Revenue

The following table shows revenue split between proprietary and third-party website revenue for the three months ended July 31, 2022 and 2021:

			Change
	2022	2021	$	%
Proprietary website revenue	$902,594	1,823,709	$(921,115)	(51%	)
Third party website revenue	438,528	762,964	(324,436)	(43%	)
Total Revenue	$1,341,122	$2,586,673	$(1,245,551)	(48%	)

We had total revenue of $1,341,122 for the three months ended July 31, 2022, compared to $2,586,673 for the three months ended July 31, 2021. Sales decreased by $1,245,552 primarily due to present economic conditions reducing consumer demand. In the prior year’s quarter, sales were driven by high consumer demand as a result of economic stimulus packages provided during the pandemic and an aggressive marketing push by the Company. In the current fiscal we are still dealing with supply issues as we have less product available for sale as a result.

Gross Profit

We had gross profit of $359,477 for the three months ended July 31, 2022, compared to gross profit of $652,689 for the three months ended July 31, 2022. Gross profit decreased by $293,212 as a result of the decreased revenues explained above.

Operating Expenses

The following table shows our operating expenses for the three months ended July 31, 2022 and 2021:

			Change
Operating Expenses	2022	2021	$	%
Depreciation	$12,906	$12,716	190	1%
Postage, Shipping and Freight	40,251	142,562	(102,311)	(72%	)
Marketing and Advertising	240,399	659,290	(418,891)	(64%	)
E Commerce Services, Commissions and Fees	350,025	309,610	40,415	13%
Operating lease cost	30,479	30,480	(1)	0%
Personnel Costs	168,016	461,700	(293,684)	(64%	)
General and Administrative	2,243,220	464,636	1,778,584	383%
Total Operating Expenses	$3,085,296	$2,080,994	1,004,302	48%

•   Depreciation increased by $190.

•   Postage shipping and freight decreased by $102,311 due to lower sales.

•   Marketing and advertising decreased by $418,891 due to aggressive promotional efforts in 2021 to drive sales to our proprietary websites and build our brands. For the quarter ended July 31, 2022 the spending has resumed to usual levels.

•   E Commerce Services, Commissions and Fees increased by $40,415 due to work on new website autopart4less.com which is partially offset by lower fees due to lower sales.

•   Personnel Costs decreased by $293,693 due to staff reductions as a result of lower demand.

•   General and Administrative increased by $1,778,584 mainly due to stock-based compensation of $1,998,000 on the CEO’s 250,000 options. This was partially reduced by reductions in investor relations costs as a result of the REG A subscription offering in the prior year’s quarter and a reduction in professional fees due to associated reporting and business requirements of the afore-mentioned REG A subscription from the prior year’s quarter.

Other Income (Expense)

The following table shows our other income and expenses for the three months ended July 31, 2022, and 2021:

			Change
Other Income (Expense)	2022	2022	$	%
Gain (Loss) on Sale of Property and Equipment	$—	$20,345	(20,345)	100%
Gain (Loss) on Derivatives	(319,889)	(16,294)	(303,595)	1863%
Gain on Settlement of Debt	5,822	49,317	(43,495)	(88%	)
Amortization of Debt Discount	(1,651,327)	(183,408)	(1,467,919)	800%
Interest Expense	(811,714)	(193,904)	(617,810)	319%
Total Other Income (Expense)	$(2,777,108)	$(323,944)	(2,453,164)	757%

The changes above can be explained by the increase in convertible debt this quarter ended July 31, 2022. Convertible debt increased to $6,903,890 from $1,124,525 so accordingly there were large increases in amortization expense and interest expense. The higher loss on derivatives is a function of the market factors in the valuation of the derivative liability described in Note 9 as well as the increase in derivative discount resulting from the new debt issuances.

We had a net loss of $5,502,926 for three months ended July 31, 2022, compared to a net loss of $1,752,249 for three months ended July 31, 2021. The decrease in net income was mainly due to the large increase in other expenses, the lower sales and the increase in stock-based compensation as explained in the discussion above.

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

As of July 31, 2022, we had a cash balance of $145,473, inventory of $290,445 and $12,520,672 in current liabilities. At the current cash consumption rate, we will need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	July 31, 2022	January 31, 2022
Current assets	$572,640	$564,615
Current liabilities	12,520,672	8,890,462
Working capital (deficits)	$(11,948,032)	$(8,325,847)

Net cash used in operations for the six months ended July 31, 2022 was $2,991,819 as compared to net cash used in operations of $3,286,331 for the six months ended July 31, 2021. Net cash used in investing activities for the six months ended July 31, 2022 was $1,142 as compared to cash flows used in investing activities of $9,940 for the same period in 2021. Net cash provided by financing activities for the six months ended July 31, 2022 was $3,060,936 as compared to $3.401,098 for the six months ended July 31, 2021.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures can become effective. Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended July 31, 2022 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

Date: September 14, 2022

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