Form 10-Q
period 2022-10-31
Auto Parts 4Less Group, Inc.
filed 2023-01-06
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

Yes [_]    No [X]

As of December 23, 2022, there were 1,890,862 shares of Common Stock of the issuer outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUTO PARTS 4LESS GROUP, INC.

FORMERLY THE 4LESS GROUP, INC.

Condensed Consolidated Balance Sheets

	October 31, 2022	January 31, 2022
	Unaudited	(*)
Assets
Current Assets
Cash and Cash Equivalents	$46,026	$77,498
Inventory	142,251	432,583
Prepaid Expenses	8,018	16,065
Deferred Offering Costs	23,000	23,000
Other Current Assets	33,248	15,469
Total Current Assets	252,543	564,615
Operating Lease Assets	160,770	242,583
Property and Equipment, net of accumulated depreciation of $161,056, and $122,469	183,891	221,336

Total Assets	$597,204	$1,028,534

Liabilities and Stockholders’ Deficit
Current Liabilities
Bank overdraft	$—	$11,055
Accounts Payable	1,317,984	1,228,039
Accrued Expenses	1,536,626	796,397
Accrued Expenses – Related Party	45,673	46,173
Customer Deposits	57,856	530,900
Deferred Revenue	66,153	665,143
Short-Term Debt	2,985,041	3,454,133
Current Operating Lease Liability	70,214	100,001
Short-Term Convertible Debt, net of debt discount of $2,374,330 and $2,131,034	5,766,920	647,966
Derivative Liabilities	3,663,597	1,263,442
Shareholder Loans Payable	—	119,476
Current Portion – Long-Term Debt	22,149	27,737
Total Current Liabilities	15,532,213	8,890,462

Non-Current Lease Liability	90,556	138,551
Long-Term Debt	95,803	115,900

Total Liabilities	15,718,572	9,144,913

Commitments and Contingencies	—	—
Redeemable Preferred Stock
Series D Preferred Stock, $0.001 par value, 870 shares authorized, 870 and 870 shares issued and outstanding	870,000	870,000

Stockholders’ Deficit
Preferred Stock – Series A, $0.001 par value, 330,000 shares authorized, 0 and 0 shares issued and outstanding	—	—
Preferred Stock – Series B, $0.001 par value, 20,000 shares authorized, 20,000 and 20,000 shares issued and outstanding	20	20
Preferred Stock – Series C, $0.001 par value, 7,250 shares authorized, 0 and 7,250 shares issued and outstanding	—	7
Common Stock, $0.000001 par value, 75,000,000 shares authorized, 1,823,708 and 341,023 shares issued, issuable and outstanding	2	—
Additional Paid In Capital	24,689,118	19,465,327
Accumulated Deficit	(40,680,508)	(28,451,733)
Total Stockholders’ Deficit	(15,991,368)	(8,986,379)

Total Liabilities and Stockholders’ Deficit	$597,204	$1,028,534

*	Derived from audited information

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

AUTO PARTS 4LESS GROUP, INC.

FORMERLY THE 4LESS GROUP, INC.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended October 31, 2022 and October 31, 2021

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2022	October 31, 2021	October 31, 2022	October 31, 2021

Revenue	$1,017,986	$3,114,062	$4,089,037	$9,429,519

Cost of Revenue	846,898	2,274,564	3,296,546	6,975,126

Gross Profit	171,088	839,498	792,491	2,454,393

Operating Expenses:
Depreciation	12,743	12,479	38,587	35,930
Postage, Shipping and Freight	32,013	94,356	146,962	430,105
Marketing and Advertising	156,522	609,252	671,348	1,876,576
E Commerce Services, Commissions and Fees	396,065	434,832	1,076,787	1,160,569
Operating lease cost	29,219	30,478	90,177	91,437
Personnel Costs	131,937	319,256	505,253	1,078,449
PPP Loan Forgiveness	—	(209,447)	—	(209,447)
General and Administrative	251,408	1,569,721	2,849,042	2,682,866
Total Operating Expenses	1,009,907	2,860,927	5,378,156	7,146,485

Net Operating Loss	(838,819)	(2,021,429)	(4,585,665)	(4,692.092)

Other Income (Expense)
Gain (Loss) on Sale of Property and Equipment	—	—	—	20,345
Gain (Loss) on Derivatives	(184,146)	(76,444)	(841,772)	(88,551)
Gain on Settlement of Debt	10,128	41,249	19,539	1,004,615
Amortization of Debt Discount	(1,932,722)	(130,139)	(4,309,329)	(442,075)
Interest Expense	(1,186,132)	(379,811)	(2,511,548)	(688,622)
Total Other Income (Expense)	(3,292,872)	(545,145)	(7,643,110)	(194,288)

Net (Loss)	$(4,131,691)	$(2,566,574)	$(12,228,775)	$(4,886,380)

Basic Weighted Average Shares Outstanding;	1,805,316	319,866	1,576,024	257,277
Basic (Loss) per Share	$(2.29)	$(8.02)	$(7.76)	$(18.99)

Diluted Average Shares Outstanding;	1,805,316	319,866	1,576,024	257,277
Diluted (Loss) per Share	$(2.29)	$(8.02)	$(7.76)	$(18.99)

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

AUTO PARTS 4LESS GROUP, INC.

FORMERLY THE 4LESS GROUP, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended October 31, 2022 and October 31, 2021

(Unaudited)

	Preferred Series A		Preferred Series B		Preferred Series C		Common Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at January 31, 2021	—	—	20,000	20	7,250	7	142,716	—	14,291,760	(20,381,977)	(6,090,190)

Common Stock Issued as Payment for Fees	—	—	—	—	—	—	5,000	—	107,500	—	107,500

Issuance of Common Stock as Part of REG A Subscription	—	—	—	—	—	—	109,725	—	2,194,500	—	2,194,500

Rounding	—	—	—	—	—	—	—	—	1	—	1

Net (Loss)	—	—	—	—	—	—	—	—	—	(567,557)	(567,557)

Balance at April 30, 2021	—	$—	20,000	$20	7,250	$7	257,441	$—	$16,593,761	$(20,949,534)	$(4,355,746)

Conversion of Notes Payable and Accrued Interest and Fees to Common Stock	—	—	—	—	—	—	3,000	—	59,100	—	59,100

Derivative Liability Reclassified as Equity Upon Conversion of Notes	—	—	—	—	—	—	—	—	17,640	—	17,640

Issuance of shares	—	—	—	—	—	—	10,475	—	200,500	—	200,500

Relative fair value of equity issued with debt	—	—	—	—	—	—	9,181	—	59,801	—	59,801

Issuance of warrants	—	—	—	—	—	—	—	—	600,000	—	600,000

Net (Loss)	—	—	—	—	—	—	—	—	—	(1,752,249)	(1,752,249)

Balance at July 31, 2021	—	$—	20,000	$20	7,250	$7	280,097	$—	$17,530,802	$(22,701,783)	$(5,170,954)

Conversion of Notes Payable and Accrued Interest and Fees to Common Stock	—	—	—	—	—	—	5,977	—	102,341	—	102,341

Derivative Liability Reclassified as Equity Upon Conversion of Notes	—	—	—	—	—	—	—	—	58,504	—	58,504

Share Issuances, Net of Issuance Costs of $359,445	—	—	—	—	—	—	52,100	—	392,924	—	392,924

Share Issuance for fees	—	—	—	—	—	—	1,301	—	30,055	—	30,055

Additional Shares Issued as Part of Relative Fair Value for Debt	—	—	—	—	—	—	1,548	—	—	—	—

Options Issued to Director and CEO	—	—	—	—	—	—	—	—	585,000	—	585,000

Warrants Issued for Fees	—	—	—	—	—	—	—	—	512,500	—	512,500

Net (Loss)	—	—	—	—	—	—	—	—	—	(2,566,574)	(2,566,574)

Balance at October 31, 2021	—	$—	20,000	$20	7,250	$7	341,023	$—	$19,212,126	$(25,268,357)	$(6,056,204)

	Preferred Series A		Preferred Series B		Preferred Series C		Common Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at January 31, 2022	—	$—	20,000	$20	7,250	$7	341,023	$—	$19,465,327	$(28,451,733)	$(8,986,379)

Conversion of Preferred Series C Shares into Shares Of Common Stock	—	—	—	—	(7,250)	(7)	905,110	1	6	—	—

Relative Fair Value of Equity Issued with Debt	—	—	—	—	—	—	254,141	—	1,064,965	—	1,064,965

Penalty Warrants Recorded as Interest	—	—	—	—	—	—	—	—	315,150	—	315,150

Rounding shares	—	—	—	—	—	—	88	—	—	—	—

Net (Loss)	—	—	—	—	—	—	—	—	—	(2,594,158)	(2,594,158)

Balance at April 30, 2022	—	$—	20,000	$20	—	$—	1,500,362	$1	$20,845,448	$(31,045,891)	$(10,200,422)

Relative Fair Value of Equity Issued with Debt	—	—	—	—	—	—	221,500	1	794,465	—	794,466

Exercise of warrants	—	—	—	—	—	—	10,000	—	—	—	—

Penalty Warrants Recorded as Interest	—	—	—	—	—	—	—	—	280,050	—	280,050

Stock Based Compensation	—	—	—	—	—	—	—	—	1,998,000	—	1,998,000

Rounding shares	—	—	—	—	—	—	2,587	—	—	—	—

Net (Loss)	—	—	—	—	—	—	—	—	—	(5,502,926)	(5,502,926)

Balance at July 31, 2022	—	$—	20,000	$20	—	$—	1,734,449	$2	$23,917,963	$(36,548,817)	$(12,630,832)

Relative Fair Value of Equity Issued with Debt	—	—	—	—	—	—	80,000	—	567,905	—	567,905

Exercise of Warrants	—	—	—	—	—	—	10,000	—	—	—	—

Penalty Warrants Recorded as Interest	—	—	—	—	—	—	—	—	203,250	—	203,250

Cancelled Shares Pursuant to SEC Ruling	—	—	—	—	—	—	(741)	—	—	—	—

Net (Loss)	—	—	—	—	—	—	—	—	—	(4,131,691)	(4,131,691)

Balance at October 31, 2022	—	$—	20,000	$20	—	$—	1,823,708	$2	$24,689,118	$(40,680,508)	$(15,991,368)

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

AUTO PARTS 4LESS GROUP, INC.

FORMERLY THE 4LESS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended October 31, 2022 and October 31, 2021

(Unaudited)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(12,228,775)	$(4,886,380)
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation	38,587	35,930
Inventory Provision	143,000	—
Reduction of Right of Use Asset	77,782	69,691
Accretion of Lease Liability	12,396	21,746
(Gain) loss in Fair Value on Derivative Liabilities	841,772	88,551
Amortization of Debt Discount	4,309,329	442,075
Debt Discount in Excess of Face Value of Note to Interest Expense	225,429	—
Loan Penalties Capitalized to Loan and Accrued Interest	600,000	28,000
Interest Expense on Penalty Warrants	798,450	—
Stock Based Compensation	1,998,000	1,097,500
Stock Based Payment of Consulting Fees and Shares	—	303,555
Gain on Sale of Property and Equipment	—	(20,345)
PPP Loan Forgiveness	—	(209,447)
Gain on Settlement of Debt	(19,539)	(1,004,615)
Change in Operating Assets and Liabilities:
(Increase) Decrease in Inventory	147,333	(78,033)
Decrease in Prepaid Rent and Expenses	12,077	5,546
(Increase) in Other Current Assets	(17,779)	(39,270)
Decrease in Bank Overdraft	(11,055)	—
Increase in Accounts Payable	95,931	230,225
Increase in Accrued Expenses	741,729	137,440
Operating Lease Payments	(90,178)	(91,437)
Decrease in Accrued Expenses -Related Party	(500)	(60,000)
Increase (Decrease) in Customer Deposits	(473,044)	32,391
Decrease in Deferred Revenue	(598,990)	(446,474)
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(3,398,045)	(4,343,351)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds of Sales of Property and Equipment	—	25,060
Purchase of Property and Equipment	(1,142)	(43,628)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(1,142)	(18,568)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Shares, Net of Issuance Costs	—	3,037,625
Proceeds from Short Term Debt	—	1,568,472
Proceeds from Convertible Notes Payable	4,006,714	699,525
Payments on Short Term Debt	(376,699)	(449,386)
Shareholder Loans Payable	20,000	—
Repayments on Shareholder Loans Payable	(33,561)	—
Payments on Long Term Debt	(20,739)	(14,857)
Payments on Convertible Notes Payable	(228,000)	(406,825)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,367,715	4,434,554

NET INCREASE (DECREASE) IN CASH	(31,472)	72,635

CASH AT BEGINNING OF PERIOD	77,498	277,664

CASH AT END OF PERIOD	$46,026	$350,299

Supplemental Disclosure of Cash Flows Information:
Cash Paid for Interest	$75,038	$345,868
Convertible Notes Interest and Derivatives Converted to Common Stock	$—	$237,085
Fair Value of Instruments Issued With Debt	$2,427,336	$487,284
Derivative Debt Discount	$1,557,922	$—
Debt Discount	$772,796	$—
Transfer of Short-term Loan , Shareholder Loan and Accounts payable to Convertible Note	$210,740	$—
Issuance of Warrants to Deferred Offering Costs	$—	$600,000
Deferred Offering Costs Against Share Proceeds	$—	$312,000
Loans to acquire Fixed Assets	$—	$151,327

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

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Inventories are valued on a first-in, first-out (FIFO) basis. Inventory is comprised of finished goods. At October 31, 2022 the provision for inventory obsolescence was $143,000. (January 31, 2022 - $0)

Concentrations

Cost of Goods Sold

For the nine months ended October 31, 2022 the Company purchased approximately 51% of its inventory and items available for sale from third parties from three vendors. As of October 31, 2022, the net amount due to the vendors included in accounts payable was $426,606. For the nine months ended October 31, 2021 the Company purchased approximately 58% of its inventory and items available for sale from third parties from three vendors. As of October 31, 2021, the net amount due to the vendors included in accounts payable was $440,977. The Company believes there are numerous other suppliers that could be substituted should a supplier become unavailable or non-competitive.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of October 31, 2022:

	October 31, 2022	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities – embedded redemption feature	$3,663,597	$—	$—	$3,663,597
Totals	$3,663,597	$—	$—	$3,663,597

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

The fair value of the derivative liability is determined using a lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, historical stock price volatility, the expected term, and both high risk and the risk-free interest rate. The most sensitive inputs to the model are for expected time for the holder to convert or be repaid and the estimated historical volatility of the Company’s common stock.  However, because the historical volatility of the Company’s common stock is so high (see Note 9), the sensitivity required to change the liability by 1% as of October 31, 2022 is greater than 25% change in historical volatility as of that date.  The other inputs, such as risk free rate, high yield cash rate and stock price all have a sensitivity for a 1% change in the input variable results in a significantly less than 1% change in the calculated derivative liability.

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

Disaggregation of Revenue: Channel Revenue

The following table shows revenue split between proprietary and third-party website revenue for the three months ended October 31, 2022 and 2021:

			Change
	2022	2021	$	%
Proprietary website revenue	$611,799	$2,392,668	$(1,780,869)	(74%	)
Third party website revenue	406,187	721,394	(315,207)	(44%	)
Total Revenue	$1,017,986	$3,114,062	$(2,096,076)	(67%	)

The following table shows revenue split between proprietary and third-party website revenue for the nine months ended October 31, 2022 and 2021:

			Change
	2022	2021	$	%
Proprietary website revenue	$2,750,636	$6,339,478	$(3,588,842)	(57%	)
Third party website revenue	1,338,401	3,090,041	(1,751,640)	(57%	)
Total Revenue	$4,089,037	$9,429,519	$(5,340,482)	(57%	)

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

NOTE 2 – GOING CONCERN AND FINANCIAL POSITION

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $40,680,508 as of October 31, 2022 and has a working capital deficit at October 31, 2022 of $15,279,670. As of October 31, 2022, the Company only had cash and cash equivalents of $46,026 and approximately $6,111,000 of short-term debt in default. The short-term debt agreements provide legal remedies for satisfaction of defaults, none of the lenders of which to this point have pursued their legal remedies. While the Company has plans to grow its revenues through the new website , at this time, our current liquidity position raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – PROPERTY

The Company capitalizes all property purchases over $1,000 and depreciates the assets on a straight-line basis over their useful lives of 3 years for computers and 7 years for all other assets. Property consists of the following at October 31, 2022 and January 31, 2022:

	October 31, 2022	January 31, 2022
Office furniture, fixtures and equipment	$95,183	$94,041
Shop equipment	43,004	43,004
Vehicles	206,760	206,760
Sub-total	344,947	343,805
Less: Accumulated depreciation	(161,056)	(122,469)
Total Property	$183,891	$221,336

Additions to fixed assets for the nine months ended October 31, 2022 were $1,142. Additions to fixed assets for the nine months ended October 31, 2021 and were $186,327 with $35,000 paid in cash and $151,327 financed through vehicle loans for vehicles and an additional $8,628 acquired in equipment.

There were no disposals for the nine months ended October 31, 2022. For the nine months ended October 31, 2021, vehicles having a cost of $20,000 and a net book value of $4,715 was disposed of. Proceeds received of $25,060 and a gain on sale of property and equipment of $20,345 were recorded.

Depreciation expense was $12,743 and $12,479 for the three months ended October 31, 2022, and October 31, 2021, respectively.

Depreciation expense was $38,587 and $35,930 for the six months ended October 31, 2022, and October 31, 2021, respectively.

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

Below is a summary of our lease assets and liabilities at October 31, 2022 and January 31, 2022.

Leases	Classification	October 31, 2022	January 31, 2022
Assets
Operating	Operating Lease Assets	$160,770	$242,583
Liabilities
Current
Operating	Current Operating Lease Liability	$70,214	$100,001
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	90,556	138,551
Total lease liabilities		$160,770	$238,552

Note: As most of our leases do not provide an implicit rate, we use our incremental borrowing rate of 8% based on the information available at commencement date in determining the present value of lease payments.

CAM charges were not included in operating lease expense and were expensed in general and administrative expenses as incurred.

Operating lease cost and rent was $29,219 and $30,478 for the three months ended October 31, 2022, and October 31, 2021, respectively.

Operating lease cost and rent was $90,177 and $91,437 for the nine months ended October 31, 2022, and October 31, 2021, respectively.

NOTE 5 – CUSTOMER DEPOSITS

The Company receives payments from customers on orders prior to shipment and these customer deposits on cancelled orders were either returned to the customers subsequent to October 31, 2022 or will remain as deposits until the item is either delivered and recorded as revenue or cancelled and refunded. At October 31, 2022 the Company had received $57,856 (January 31, 2022- $530,900) in customer deposits for orders that were unfulfilled at October 31, 2022 and either canceled subsequent to year end or still awaiting shipment.

NOTE 6 – DEFERRED REVENUE

The Company receives payments from customers on orders prior to shipment and orders that were unfulfilled at October 31, 2022 because of both normal order processing and fulfillment requirements, and back orders are recorded as deferred revenue. At October 31, 2022, the Company had received $66,153 (January 31, 2022- $665,143) in customer payments for orders that were unfulfilled at October 31, 2022 and delivered subsequent to October 31, 2022.

NOTE 7 – SHORT-TERM AND LONG-TERM DEBT

The components of the Company’s debt as of October 31, 2022 and January 31, 2022 were as follows:

	October 31, 2022		January 31, 2022
Loan dated October 8, 2019, and revised February 29, 2020 and November 10, 2020 repayable June 30, 2022 with an additional interest payment of $20,000(3)	$—	*	$97,340
Forklift Note Payable, original note of $20,433 Sept 26, 2018, 6.23% interest, 60 monthly payments of $394.54 ending August 2023(1)	4,947	*	8,183
Vehicle loan original loan of $93,239 February 16, 2021, 2.90 % interest. 72 monthly payments of $1,414 beginning on July 2, 2021 and ending on March 2, 2027. Secured by vehicle having net book value of $72,977.	70,277	#	81,346
Vehicle loan original loan of $59,711 March 20,2021, 7.89% interest. 72 monthly payments of $1,048 beginning on May 4, 2021 and ending on April 4, 2027. Secured by vehicle having net book value of $68,35.	47,675	#	54,108
Working Capital Note Payable - $700,000, dated October 29, 2021, repayment of $17,904 per week until Oct 29, 2022, interest rate of approximately 31%(2)(4)(7)	407,423	* ∞	635,831
Working Capital Note Payable - $650,000, dated October 25, 2021, repayment of $15,875 per week until October 25, 2022, interest rate of approximately 26%(2)(4)(8)	447,756	* ∞	596,047
Demand loan - $5,000 dated February 1, 2020, 15% interest, 5% fee on outstanding balance	5,000	*	5,000
Demand loan - $2,500, dated March 8, 2019, 25% interest, 5% fee on outstanding balance	2,500	*	2,500
Demand loan - $65,500 dated February 27, 2019, 25% interest, 5% fee on outstanding balance, Secured by the general assets of the Company	12,415	*	12,415
Promissory note - $60,000 dated September 18, 2020 maturing April 30, 2022(10), including $5,000 original issue discount, 15% compounded interest payable monthly	60,000	* ∞	60,000
Promissory note - $425,000 dated August 28, 2020, including $50,000 original issue discount, 15% compounded interest payable monthly. This note matures when the Company receives proceeds through a financing event of $825,000 plus accrued interest on the note.(5)	425,000	* ∞	425,000
Promissory note - $1,200,000 dated August 28, 2020, maturing August 28, 2022, 12% interest payable monthly with the first six months interest deferred until the 6th month and added to principal.(6)	1,200,000	* ∞	1,200,000
Promissory note - $420,000 dated December 27, 2021, including $20,000 original issue discount, maturing January 27, 2022, non-interest bearing(9)	420,000	* ∞	420,000
Total	$3,102,993		$3,597,770

	October 31, 2022	January 31, 2022
Short-Term Debt	$2,985,041	$3,454,133
Current Portion of Long-Term Debt	22,149	27,737
Long-Term Debt	95,803	115,900
Total	$3,102,993	$3,597,770

*	Short-term loans

#	Long-term loans of $47,675 including current portion $8,317; $70,277 including current portion $13,832

∞	In default $2,960,179.

(1)	Secured by equipment having a net book value of $7,285.

(2)	The amounts due under the note are personally guaranteed by an officer or a director of the Company.

(3)	On November 10, 2020 the Company amended the agreement extending the maturity to June 30, 2022 from April 8, 2021 and changing monthly payments to $0 from $5,705 and interest rate from 13% to a $20,000 lump sum payable at maturity. This loan and accrued interest are payable to a shareholder and were transferred to a convertible loan in August 2022.

(4)	The Company has pledged a security interest on all accounts receivable and banks accounts of the Company.

(5)	Financing event would be a sale or issuance of assets, debt, shares or any means of raising capital. As the Company has entered into such a transaction the loan has reached maturity and is treated as current. An extension was granted on December 13, 2021 amending the maturity date to April 30, 2022. The April 30, 2022 payment has not been made and the Company is working on another extension with the lender.

(6)	Secured by all assets of the Company. Loan payable in 2 instalments, $445,200 payable August 28, 2021 and $826,800 payable August 28, 2022. On December 13, 2021 the parties amended the maturity date for the first instalment to be April 30, 2022 with the second instalment date unchanged. The April 30, 2022 payment has not been made and the Company is working on another extension with the lender.

(7)	This loan replaces $500,000 loan dated June 4, 2021, $422,009 proceeds were used to repay this loan, net cash received was $253,491 after payment of $26,500 in fees.

(8)	This loan replaces $500,000 loan dated June 4, 2021, $359,919 proceeds were used to repay this loan, net cash received was $267,606 after payment of $22,475 in fees.

(9)	Penalty of 10% of principal amount and 30,000 3 year warrants with an exercise price of $15.00 on initial default and 2% of principal amount and 15,000 3 year warrants with an exercise price of $15.00 for every 30 day default period thereafter. Initial default has been recorded at January 31, 2022 with an interest charge of $42,000 and another $276,000 which was the fair value of the warrants (see Note 11). The Company has defaulted on the February 26, 2022, through to July 26, 2022 and will issue an additional 15,000 warrants for each of those six defaults for a total of 90,000 warrants. The Company has recorded $798,450 based on the fair value of the warrants and $75,600 for the 2% fee as interest expense to October 31, 2022.

(10)	The April 30, 2022 payment has not been made and the Company is working on another extension with the lender.

The following are the minimum amounts due on the notes as of October 31, 2022:

Year Ended	Amount
October 31, 2023	$3,007,190
October 31, 2024	25,174
October 31, 2025	26,443
October 31, 2026	27,792
October 31, 2027	16,394
Total	$3,102,993

NOTE 8 – SHORT-TERM CONVERTIBLE DEBT

The components of the Company’s debt as of October 31, 2022 and January 31, 2022 were as follows.

	Interest	Default Interest	Conversion	Outstanding Principal at
Maturity Date	Rate	Rate	Price (a)	October 31, 2022	January 31, 2022
Nov 4, 2013*	12%	12%	$1,800,000	$100,000	$100,000
Jan 31, 2014*	12%	18%	$2,400,000	16,000	16,000
July 31, 2013*	12%	12%	$1,440,000	5,000	5,000
Jan 31, 2014*	12%	12%	$2,400,000	30,000	30,000
Nov 12, 2022*	8%	12%	(1)	3,000,000	2,400,000
Jan. 13, 2023	12%	22%	(2)	—	228,000
Aug. 11, 2022	10%	10%	(3)	—	—
Feb. 14, 2023	12%	20%	(4)	1,200,000	—
Feb 25, 2023	12%	20%	(4)	150,000	—
Feb. 25, 2023	12%	20%	(4)	350,000	—
Mar. 9 2023	12%	20%	(4)	200,000	—
Mar. 9, 2023	12%	20%	(4)	200,000	—
Apr. 22, 2023	12%	20%	(4)	440,000	—
Apr. 22, 2023	12%	20%	(4)	110,000	—
May 19,2023	12%	16%	(5)	400,000	—
Feb.11, 2023	12%	18%	(4)	275,000	—
Dec 27, 2022	12%	18%	(4)	275,000	—
Jan. 5, 2023	12%	18%	(4)	250,000	—
Jan.6 ,2023	12%	18%	(4)	125,000	—
Jan.6 ,2023	12%	18%	(4)	125,000	—
Jan.11 ,2023	12%	18%	(4)	138,890	—
Apr. 22, 2023	12%	18%	(4)	275,000	—
Apr. 22, 2023	12%	18%	(4)	275,000	—
Sept. 9, 2023	12%	22%	(6)	201,360	—
Sub-total				8,141,250	2,779,000
Debt Discount				(2,374,330)	(2,131,034)
				$5,766,920	$647,966

*	In default at filing date $3,151,000

(1)	lesser of $ 1.25 or 75 % of offering price if there is an uplisting to a national securities exchange.

(2)	75% of closing bid price on day preceding conversion date in event of default.

(3)	convertible at 20% discount of the offering price on Company’s uplist to NASDAQ.

(4)	convertible upon default at conversion price lower of i) lowest price 20 days prior to Issuance ii) lowest price 20 days prior to conversion.

(5)	lesser of $ 5.00 or 75 % of offering price if there is an uplisting to a national securities exchange.

(6)	75% of lowest closing bid price ten days preceding conversion date in event of default.

(a)	Note all conversions are subject to dilutive issuance clauses where the conversion price will revert to the lowest transacted share price.

The Company had accrued interest payable of $478,271 and $231,412 on the notes at July 31, 2022 and January 31, 2022, respectively.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that some instruments should be classified as liabilities due to there being a variable number of shares to be delivered upon settlement of the above conversion options. The instruments are measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a discount to the note on the debt modification date. For the three months ended October 31, 2022 and 2021, the Company recorded amortization of debt discount expense of $1,932,722 and $130,139, respectively. For the nine months ended October 31, 2022 and 2021, the Company recorded amortization of debt discount expense of $4,309,329 and $442,075, respectively.

On February 11, 2022, the Company entered into an unsecured convertible note for $220,000 with a one year maturity, interest rate of 10%, the Company received $200,000 in cash proceeds, recorded, an original issue discount of $20,000, and a derivative discount of $117,676 related to a conversion feature. The discount is amortized over the term of the loan. The note is repayable August 11, 2022.

On February 14, 2022, the Company entered into a new convertible note for $1,200,000 with a six month maturity, interest rate of 12%, with a warrant to purchase 120,000 common shares with a five year maturity and an exercise price of $15.00, and 115,000 common shares. If the loan is not in default the company may extend the term to February 14, 2023 with 10 days’ notice. The Company has extended the loan term. On April 7, 2022 the parties agreed to not have the shares returnable in exchange for a waiver on the Company’s breach of certain provisions. The Company received $979,000 in cash proceeds, recorded an original issue discount of $120,000, a derivative discount of $131,489 for the conversion feature, recognized $484,032 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants, and transaction fees of $101,000. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 200%.

On February 25, 2022, the Company entered into a new convertible note for $350,000 with a six month maturity, interest rate of 12%, with a warrant to purchase 35,000 common shares with a five year maturity and an exercise price of $15.00, and 33,542 common shares. If the loan is not in default the company may extend the term to February 25, 2023 with 10 days’ notice. The Company has extended the loan term. The Company received $294,000 in cash proceeds, recorded an original issue discount of $35,000, a derivative discount of $37,784 for the conversion feature, recognized $132,255 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants, and transaction fees of $21,000. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 200%.

On February 25, 2022, the Company entered into a new convertible note for $150,000 with a six month maturity, interest rate of 12%, with a warrant to purchase 15,000 common shares with a five year maturity and an exercise price of $15.00, and 14,400 common shares. If the loan is not in default the company may extend the term to February 25, 2023 with 10 days’ notice. The Company has extended the loan term. The Company received $119,250 in cash proceeds, recorded an original issue discount of $15,000, a derivative discount of $16,193 for the conversion feature, recognized $52,613 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants, and transaction fees of $15,750. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 200%.

On March 9, 2022, the Company entered into a new convertible note for $200,000 with a six month maturity, interest rate of 12%, with a warrant to purchase 20,000 common shares with a five year maturity and an exercise price of $15.00, and 19,200 common shares. If the loan is not in default the company may extend the term to March 9, 2023 with 10 days’ notice. The Company has extended the loan term. The Company received $168,000 in cash proceeds, recorded an original issue discount of $20,000, a derivative discount of $22,533 for the conversion feature, recognized $85,815 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants, and transaction fees of $12,000. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 200%.

On March 9, 2022, the Company entered into a new convertible note for $200,000 with a six month maturity, interest rate of 12%, with a warrant to purchase 20,000 common shares with a five year maturity and an exercise price of $15.00, and 9,200 common shares. If the loan is not in default the company may extend the term to March 9, 2023 with 10 days’ notice. The Company has extended the loan term. The Company received $168,000 in cash proceeds, recorded an original issue discount of $20,000, a derivative discount of $22,533 for the conversion feature, recognized $85,728 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants, and transaction fees of $12,000. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 200%.

On April 22, 2022, the Company entered into a new convertible note for $440,000 with a six month maturity, interest rate of 12%, with a warrant to purchase 44,000 common shares with a five year maturity and an exercise price of $15.00, and 42,240 common shares. If the loan is not in default the company may extend the term to April 22, 2023 with 10 days’ notice. The Company has extended the loan term. The Company received $373,600 in cash proceeds, recorded an original issue discount of $40,000, a derivative discount of $36,796 for the conversion feature, recognized $161,815 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants, and transaction fees of $26,400. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 200%.

On April 22, 2022, the Company entered into a new convertible note for $110,000 with a six month maturity, interest rate of 12%, with a warrant to purchase 11,000 common shares with a five year maturity and an exercise price of $15.00, and 10,560 common shares. If the loan is not in default the company may extend the term to April 22, 2023 with 10 days’ notice. The Company has extended the loan term. The Company received $93,400 in cash proceeds, recorded an original issue discount of $10,000, a derivative discount of $9,199 for the conversion feature, recognized $62,707 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants, and transaction fees of $6,600. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 200%.

On May 18, 2022, the lender and Company amended the November 12, 2021 $2,400,000 note whereby the $432,000 amortization payments due on June 12, 2022, July 12, 2022 and August 12, 2022 all totaling $1,296,000 are now payable on October 25, 2022. In exchange the second warrant to acquire 90,000 common shares can no longer be cancelled. The Company has accrued the loan penalty of $600,000 with a corresponding charge to interest as the loan was not repaid. The Company recognized a debt discount of $570,195 on this amount. The discount is amortized over the term of the loan.

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

In June 2022, the Company received $50,000 cash proceeds and recorded an original issue discount of $5,000 from the lender of February 11, 2022 maturing August 11, 2022 and on that date the old note of $220,000 plus the accrued interest matures on February 11, 2023 along with new advances of $55,000 forming a combined new note of $275,000 dated August 11, 2022. The new note bears interest at 12% and came with 100,000 warrants with an exercise price of $ 15.00 and a 5 year term and 40,000 common shares . The Company received $50,000 in cash proceeds (in June), recorded an original issue discount of $5,000, a derivative discount of $37,261 for the conversion feature, and recognized $195,219 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants and shares. The discount is amortized over the term of the loan.

On June 27, 2022, the Company entered into a new convertible note for $275,000 with a six month maturity, interest rate of 12%, with a warrant to purchase 100,000 common shares with a five year maturity and an exercise price of $15.00, and 40,000 common shares. The Company received $250,000 in cash proceeds, recorded an original issue discount of $25,000, a derivative discount of $34,488 for the conversion feature, and recognized $197,559 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants and shares. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 200%.

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

On July 6, 2022, the Company entered into a new convertible note for $125,000 with a six month maturity, interest rate of 12%, with a warrant to purchase 50,000 common shares with a five year maturity and an exercise price of $15.00, and 20,000 common shares. The Company received $102,000 in cash proceeds, recorded an original issue discount of $12,000, a derivative discount of $16,484 for the conversion feature, recognized $83,796 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants and shares, and transaction fees of $10,000. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 200%.

On July 6, 2022, the Company entered into another new convertible note for $125,000 with a six month maturity, interest rate of 12%, with a warrant to purchase 50,000 common shares with a five year maturity and an exercise price of $15.00, and 20,000 common shares. The Company received $102,000 in cash proceeds, recorded an original issue discount of $12,500, a derivative discount of $16,388 for the conversion feature, recognized $83,796 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants and shares, and transaction fees of $10,000. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 200%.

On July 11, 2022, the Company entered into another new convertible note for $138,890 with a six month maturity, interest rate of 12%,with a warrant to purchase 50,000 common shares with a five year maturity and an exercise price of $15.00, and 20,000 common shares. The Company received $116,668 in cash proceeds, recorded an original issue discount of $13,889, a derivative discount of $18,735 for the conversion feature, recognized $97,336 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants and shares, and transaction fees of $8,333. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 200%.

On July 11, 2022, the Company entered into another new convertible note for $138,890 with a six month maturity, interest rate of 12%,with a warrant to purchase 50,000 common shares with a five year maturity and an exercise price of $15.00, and 20,000 common shares. The Company received $116,668 in cash proceeds, recorded an original issue discount of $13,889, a derivative discount of $18,735 for the conversion feature, recognized $97,336 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants and shares, and transaction fees of $8,333. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 200%.

On August 22, 2022, the Company entered into a new convertible note with a shareholder for $275,000 with a six month maturity, interest rate of 12%,with a warrant to purchase 100,000 common shares with a five year maturity and an exercise price of $15.00, and 40,000 common shares. The Company received $39,260 in cash proceeds, and transferred the following to the note holder : a short term loan of $97,340, a shareholder loan of $50,000, accrued interest of $25,000,and accounts payable for unpaid rent of $38,400. The Company recorded an original issue discount of $25,000, a derivative discount of $36,947 for the conversion feature, recognized $186,343 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants and shares. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion.

On August 22, 2022, the Company entered into another new convertible note with a shareholder for $275,000 with a six month maturity, interest rate of 12%,with a warrant to purchase 100,000 common shares with a five year maturity and an exercise price of $15.00, and 40,000 common shares. The Company received $250,000 in cash proceeds, recorded an original issue discount of $25,000, a derivative discount of $37,070 for the conversion feature, recognized $186,343 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants and shares. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion.

On September 29, 2022, the Company entered into another new convertible note for $201,360 with a six month maturity, interest rate of 12%. The Company received $175,536 in cash proceeds, recorded an original issue discount of $21,574, a derivative discount of $17,736 for the conversion feature, and transaction fees of $4,250. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 150%.

During the three and nine months ended October 31, 2022 and October 31, 2021 the Company added $600,000 and $28,000 in penalty interest to these loans, respectively.

As of October 31, 2022, the Company had $3,151,000 of aggregate convertible debt in default. The agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. The Company continues to accrue interest at the listed rates, and plans to seek their conversion or payoff within the next twelve months.

NOTE 9 – DERIVATIVE LIABILITIES

As of October 31, 2022, and January 31, 2022, the Company had derivative liabilities of $3,663,597 and $1,263,442, respectively. During the three months ended October 31, 2022, and 2021, the Company recorded a loss of $184,146 and a loss of $76,444, respectively, from the change in the fair value of derivative liabilities. During the nine months ended October 31, 2022, and 2021, the Company recorded a loss of $841,772 and a loss of $88,551, respectively, from the change in the fair value of derivative liabilities. Any liabilities resulting from the warrants outstanding are immaterial.

The derivative liabilities are valued as a level 3 input for valuing financial instruments.

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended October 31, 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs.

Level 3
Derivatives
Balance, January 31, 2022	$1,263,442
Changes Due to Issuance of New Convertible Notes	1,577,922
Settlement Due to Repayment of Debt	(19,539)
Mark to Market Change in Derivatives	841,772
Balance, October31, 2022	$3,663,597

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices which are linked to the trading and/or bid prices of the Company’s common stock as traded on the OTC market.

The fair value of the derivative liability is determined using the lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of October 31, 2022, is as follows:

Embedded Derivative Liability As of October 31, 2022
Strike price	5.20 – 5.55
Contractual term (years)	0.25 - 1.00 years
Volatility (annual)	182.9% - 213.76
Underlying fair market value	5.20
Risk-free rate	7.11% - 8.46
Dividend yield (per share)	0

NOTE 10 – STOCKHOLDERS’ DEFICIT

Preferred Stock:

The Series A Preferred Stock has an automatic forced conversion into common stock upon the completion of the repurchase or extinguishing of all “toxic” debt (notes having conversion features tied to the Company’s common stock), the extinguishing of all other existing dilutive debt or equity structures, and total recapitalization of the Company. As of both October31, 2022, and January 31, 2022, the Company had 0 shares of Series A Preferred issued and outstanding and 330,000 authorized with a par value of $0.001 per share.

At both October 31, 2022, and January 31, 2022, there were 20,000 and 20,000 Series B preferred shares outstanding, respectively. The Series B Preferred Stock have voting rights equal to 51% of the total voting rights at any time. There are no conversion rights granted holders of Series B Preferred shares, they are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 20,000 Series B preferred shares authorized and issued of the Series B Preferred Stock with a par-value of $0.001 per share.

At both October 31, 2022, and January 31, 2022, there were 0 and 7,250 Series C preferred shares outstanding, respectively. The Series C Preferred Stock have the right to convert into the common stock of the Company by multiplying the number of issued and outstanding shares of common stock by 2.63 on the conversion date. The holders of Series C Preferred shares are not entitled to dividends, and the Company does not have the right of redemption. On February 1, 2022 the 7,250 Series C Preferred stockholders converted all of their outstanding shares for 905,110 shares of common stock. Currently, there are 0 Series C preferred shares authorized and issued with a par-value of $0.001 per share.

At both October 31, 2022, and January 31, 2022, there were 870 Series D preferred shares authorized and outstanding, respectively which with a par value $0.001. All shares of Series D Preferred Stock will rank subordinate and junior to all shares of Series A, B and C of Preferred Stock of the Corporation and pari passu with any of the Corporation’s preferred stock hereafter created as to distributions of assets upon dissolution or winding up of the Corporation, whether voluntary or involuntary. These shares are non-voting, do not receive dividends and are redeemable according to the terms set out as follows:

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

The Series D Preferred Stock is not entitled to any pre-emptive or subscription rights in respect of any securities of the Corporation. Neither the Company nor any Series D preferred stockholders has given notice to exercise the redemption as of October 31, 2022, on the date of the financial statements. Because the holders of the Series D preferred stock have the right to demand cash redemption, the cumulative amount of the redemption feature is included in Temporary Equity as of October 31, 2022, and January 31, 2022.

 Common Stock

The Company is authorized to issue 75,000,000 common shares at a par value of $0.000001 per share. These shares have full voting rights. The Company undertook a 10-1 reverse stock split on April 28, 2022. The share capital has been retrospectively adjusted accordingly to reflect these reverse stock splits. At October 31, 2022 and January 31, 2022 there were 1,823,708 and 341,023 shares outstanding and issuable, respectively.  No dividends were paid in the three months ended October 31, 2022 or 2021. The Company’s articles of incorporation include a provision that the Company is not allowed to issue fractional shares.

The Company issued the following shares of common stock in the nine months ended October 31, 2022:

The Company issued 905,110 shares upon conversion of 7,250 Series C preferred shares.

The Company issued 555,641 common shares along with warrants to purchase 948,333 common shares (see below) along with debt for relative fair value of $2,427,336.

A lender exercised on a cash-free basis warrants to acquire 29,155 shares and received 20,000 shares.

The Company cancelled 741 common shares pursuant to an SEC enforcement action against a lender.

As part of the reverse split on April 28, 2022 the Company issued 2,675 shares to round up those shareholders for partial shares.

Options and Warrants:

The Company has 250,000 and 50,000 options outstanding as of both October 31, 2022, and or January 31, 2022.

The Company recorded option and warrant expense of $0 and $0 for the six months ended October31, 2022, and 2021, respectively.

The Company cancelled the options to acquire 50,000 shares issued to the CEO on July 14, 2021 and issued new options on October11, 2022 to acquire 250,000 shares with a 5 year term and an exercise price of $4.00. The Company recorded stock-based compensation of $1,998,000 with a corresponding adjustment to paid-in capital. This amount is the incremental value between the new options of $2,497,500 and the revalued cancelled options if $499,500 which were determined by using the significant estimated determined below:

Expected volatility	753 - 1,735%
Exercise price	$4.00 - $15.00
Stock price	$9.99
Expected life	1.5 - 5 years
Risk-free interest rate	3.05% - 3.07%
Dividend yield	0%

For the nine months ended October 31, 2022 the Company issued 555,641 common shares and warrants to purchase 948,333 common shares along with debt to various lenders as well as warrants to acquire 135,000 common shares as penalty interest. The table below provides the significant estimates used that resulted in the Company determining the relative fair value of the 555,641 common shares and 948,333 warrants at $2,427,336, which has been recorded as a debt discount and the 135,000 warrants at $798,450 which has been recorded as interest both with corresponding adjustments to paid-in capital.

Expected volatility	1,686 - 2,227%
Exercise price	$4.45 - $15.00
Stock price	$0.95 - $11.99
Expected life	3 - 5 years
Risk-free interest rate	1.76% - 4.45%
Dividend yield	0%

The Company had the following fully vested warrants outstanding at October 31,2022:

Issued To	# Warrants	Dated	Expire	Strike Price *	Expired	Exercised
Lender	95,000	08/28/2020	08/28/2023	$4.00 per share	N	N
Broker	250	10/11/2020	10/11/2025	$45.00 per share	N	N
Broker	300	11/25/2020	11/25/2025	$30.00 per share	N	N
Triton	30,000	07/27/2021	07/27/2024	$21.10 per share	N	N
Consultant	25,000	08/26/2021	08/26/2024	$15.00 per share	N	N
Lender	60,845	11/12/2021	11/12/2026	$15.00 per share	N	N
Lender	90,000	11/12/2021	11/12/2026	$15.00 per share	N	N
Lender	30,000	1/27/2022	1/27/2025	$15.00 per share	N	N
Lender	120,000	2/14/2022	2/14/2027	$15.00 per share	N	N
Lender	35,000	2/25/2022	2/25/2027	$15.00 per share	N	N
Lender	15,000	2/25/2022	2/25/2027	$15.00 per share	N	N
Lender	20,000	3/9/2022	3/9/2027	$15.00 per share	N	N
Lender	20,000	3/9/2022	3/9/2027	$15.00 per share	N	N
Lender	11,000	4/22/2022	4/22/2027	$15.00 per share	N	N
Lender	44,000	4/22/2022	4/22/2027	$15.00 per share	N	N
Lender	15,000	2/26/2022	2/26/2025	$5.40 per share	N	N
Lender	15,000	3/28/2022	3/28/2025	$7.50 per share	N	N
Lender	15,000	4/27/2022	4/27/2025	$6.99 per share	N	N
Lender	15,000	5/27/2022	5/27/2025	$5.12 per share	N	N
Lender	33,333	5/19/2022	5/19/2027	$15.00 per share	N	N
Lender	100,000	6/27/2022	6/27/2027	$15.00 per share	N	N
Lender	15,000	6/26/2022	6/26/2025	$5.12 per share	N	N
Lender	15,000	7/26/2022	7/26/2025	$5.12 per share	N	N
Lender	100,000	7/5/2022	7/5/2027	$15.00 per share	N	N
Lender	50,000	7/6/2022	7/6/2027	$15.00 per share	N	N
Lender	50,000	7/6/2022	7/6/2027	$15.00 per share	N	N
Lender	50,000	7/11/2022	7/11/2027	$15.00 per share	N	N
Lender	100,000	8/11/2022	8/11/2027	$15.00 per share	N	N
Lender	100,000	8/22/2022	8/22/2027	$15.00 per share	N	N
Lender	100,000	8/22/2022	8/22/2027	$15.00 per share	N	N
Lender	15,000	8/25/2022	8/25/2025	$5.10 per share	N	N
Lender	15,000	9/24/2022	9/24/2025	$4.00 per share	N	N
Lender	15,000	10/24/2022	10/24/2025	$3.30 per share	N	N

*	The strike price is subject to price adjustments due to dilutive issuance clauses.

The Company had the following fully vested options outstanding at October 31, 2022:

Issued To	# Options	Dated	Expire	Strike Price	Expired	Exercised
T. Armes	50,000	10/14/2021	7/11/2022	$15.00 per share	Y	N
T. Armes	250,000	7/11/2022	7/11/2027	$4.00 per share	N	N

The following table summarizes the activity of options and warrants issued and outstanding as of and for the three months ended October 31, 2022:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 31, 2022	50,000	$15.00	360,550	$12.64
Granted	250,000	4.00	1,083,333	15.00
Exercised	—	—	(29,155)	5.00
Forfeited and canceled	(50,000)	(15.00)	—	—
Outstanding at October 31, 2022	250,000	$4.00	1,414,728	$13.70

NOTE 11 – RELATED PARTY TRANSACTIONS

As of October 31, 2022 and January 31, 2021, the Company had $45,673 and $46,173, respectively of related party accrued expenses related to accrued compensation for employees and consultants.

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

Maturity of Lease Liabilities	Operating Leases
October 31 2023	$81,203
October 31, 2024	30,003
October 31, 2025	30,003
October 31, 2026	30,003
October 31, 2027	2,501
Total lease payments	173,713
Less: Interest	(12,943)
Present value of lease liabilities	$160,770

The Company had total operating lease and rent expense of $29,219 and $30,478 for the three months ended October 31, 2022, and 2021 respectively. The Company had total operating lease and rent expense of $90,177 and $91,437 for the nine months ended October 31, 2022, and 2021 respectively.

NOTE 13 – EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended
	October 31,
	2022	2021
Numerator:
Net income (loss) available to common shareholders	$(4,131,691)	$(2,566,574)

Denominator:
Weighted average shares – basic	1,805,316	319,866

Net income (loss) per share – basic	$(2.29)	$(8.02)

Effect of common stock equivalents
Add: interest expense on convertible debt	166,046	19,247
Add: amortization of debt discount	1,932,722	130,139
Less: gain on settlement of debt on convertible notes	(10,128)	(41,249)
Add (Less): loss (gain) on change of derivative liabilities	186,146	76,444
Net income (loss) adjusted for common stock equivalents	(1,856,905)	(2,381,993)
Dilutive effect of common stock equivalents:
Convertible notes and accrued interest	—	—
Convertible Class C Preferred shares	—	—
Warrants and options	—	—

Denominator:
Weighted average shares – diluted	1,805,316	319,866

Net income (loss) per share – diluted	$(2.29)	$(8.02)

NOTE 13 – EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Nine Months Ended
	October 31,
	2022	2021
Numerator:
Net income (loss) available to common shareholders	$(12,228,775)	$(4,886,380)

Denominator:
Weighted average shares – basic	1,576,024	257,577

Net income (loss) per share – basic	$(7.76)	$(18.97)

Effect of common stock equivalents
Add: interest expense on convertible debt	278,788	35,237
Add: amortization of debt discount	4,309,329	442,075
Less: gain on settlement of debt on convertible notes	(19,539)	(1,004,615)
Add (Less): loss (gain) on change of derivative liabilities	841,772	88,551
Net income (loss) adjusted for common stock equivalents	(6,818,425)	(5,325,132)
Dilutive effect of common stock equivalents:
Convertible notes and accrued interest	—	—
Convertible Class C Preferred shares	—	—
Warrants and options	—	—

Denominator:
Weighted average shares – diluted	1,576,024	257,577

Net income (loss) per share – diluted	$(7.76)	$(18.97)

The anti-dilutive shares of common stock equivalents for the three and nine months ended October 31, 2022 and October 31, 2021 were as follows:

	For the Three and Nine Months Ended
	October 31,
	2022	2021

Convertible notes and accrued interest	7,093,733	94,564
Convertible Class C Preferred shares	4,796,352	896,892
Options	250,000	50,000
Warrants	1,414,728	150,550
Total	13,554,813	1,192,006

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to October 31, 2022 through to December 26, 2022:

•   a lender converted $25,000 in debt and $1,541 in interest into 6434 common shares

•   the Company issued 3,600 shares for marketing services of $18,000

•   On November 11, 2022. the Company entered into a new convertible note for $186,450 with a six month maturity, interest rate of 12% with a warrant to purchase 75,000 common shares with a five year maturity and an exercise price of $15.00, and 27,120 common shares. The Company will receive $169,500 in cash proceeds in 3 monthly instalments of $56,500 each starting in November and recorded an original issue discount of $16,950. The note is convertible at a 20% discount in the event of an uplisting to NASDAQ exchange as well as in any event of default. The discount is amortized over the term of the loan. The note is secured on all assets of the Company.

•   On November 11, 2022, the Company entered into a similar convertible note with another lender for $186,450 with a six month maturity, interest rate of 12% with a warrant to purchase 75,000 common shares with a five year maturity and an exercise price of $15.00, and 27,120 common shares. The Company will receive $169,500 in cash proceeds in 3 monthly instalments of $56,500 each starting in November and recorded an original issue discount of $16,950. The note is convertible at a 20% discount in the event of an uplisting to NASDAQ exchange as well as in any event of default. The discount is amortized over the term of the loan. The note is secured on all assets of the Company.

•   On November 21, 2022, the Company entered into a new convertible note for $60,480 with a one year maturity and interest rate of 12%. The Company received $54,000 in cash proceeds and recorded an original issue discount of $16,950. The discount is amortized over the term of the loan. The loan and interest are repayable in 10 monthly instalments of $6,774 , starting January 5, 2023. The note is convertible in any event of default. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 150%.

•  On December 27, 2022, the Company entered into a promissory note for $22,000 maturing January 6, 2023. The loan bears no interest and is secured on all assets of the Company. The note is also guaranteed by the CEO of the Company. The Company received $20,000 in cash proceeds and recorded an original issue discount of $2,000. The discount is expensed as interest. If the note is not repaid at maturity there is an initial 15% penalty , followed by a 1.5 % penalty for every subsequent default every seven day period thereafter.

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

On November 2, 2022 the Company announced that it had officially launched what is believed to be the industry’s first pure-play automotive parts-only marketplace, AutoParts4Less.com, with approximately 2 million parts listed from over 25 parts sellers. Additionally, with the slowdown of the economy including purchases of auto parts accessories such as lift kits, exclusively designed for trucks and SUV’s, the company decided to discontinue operations of their ecommerce website Liftkits4less.com in mid-November to focus entirely on growing their parts marketplace, AutoParts4Less.com. By doing so they also expect to reduce monthly operating costs to under 300k a month for the foreseeable future.

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

Results of Operations For the Nine Months Ended October 31, 2022 Compared to the Nine Months Ended October 31, 2021

The following table shows our results of operations for the nine months ended October 31, 2022, and 2021. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

			Change
	2022	2021	$	%
Total Revenues	$4,089,037	$9,429,519	$(5,340,482)	(57%	)
Gross Profit	792,491	2,454,393	(1,661,902)	(68%	)
Total Operating Expenses	5,378,156	7,146,485	(1,768,329)	(25%	)
Total Other Income (Expense)	(7,643,110)	(194,288)	(7,448,822)	(3,834%	)
Net Income (Loss)	$(12,228,775)	$(4,886,380)	$(7,342,395)	(150%	)

Revenue

The following table shows revenue split between proprietary and third-party website revenue for the nine months ended October 31, 2022, and 2021:

			Change
	2022	2021	$	%
Proprietary website revenue	$2,750,636	$6,339,478	$(3,588,842)	(57%	)
Third party website revenue	1,338,401	3,090,041	(1,751,640)	(57%	)
Total Revenue	$4,089,037	$9,429,519	$(5,340,482)	(57%	)

We had total revenue of $4,089,037 for the nine months ended October 31, 2022, compared to $9,425,519 for the nine months ended October 31, 2021. Sales decreased by $5,340,482 primarily due to present economic conditions reducing consumer demand as well as supply chain issues. In the prior year’s quarter, sales were driven by high consumer demand as a result of economic stimulus packages provided during the pandemic and an aggressive marketing push by the Company. In current Q3 the Company began winding its website Liftkits4less in anticipation of the November 2022 launch of its new automotive parts marketplace AutoParts4Less.com. The Company also recorded $66,153 in deferred revenue, which will be recognized as revenue next quarter and recognized $665,143 of deferred revenue recorded January 31, 2022. The deferred revenue represents orders paid by customers this period but delivered in the following period due to back orders and processing and delivery times. The Company also recorded $57,856 in customer deposits and recognized $530,900 recorded January 31, 2022. The customer deposits are orders paid by customers and canceled in the following period due to back orders or other reasons. For the prior year period, the Company recorded $241,292 in deferred revenue, which was recognized as revenue the next quarter and recognized $687,766 of deferred revenue that was recorded January 31, 2021. For the nine months ended October 31, 2022, the Company also recorded $220,776 in customer deposits and recognized $188,385 recorded January 31, 2021.

Both proprietary website revenues and third party website revenues fell by 57% as the Company transitions from a seller of accessories to a pure-play automotive parts-only marketplace.

Gross Profit

We had gross profit of $792,491 for the nine months ended October 31, 2022, compared to gross profit of $2,454,393 for the nine months ended October 31, 2021. Gross profit decreased by $1,661,902 as a result of the decreased revenues explained above and also due to an increase in cost because the Company had to purchase goods at higher product costs from distributers rather than the usual manufacturers for many of the new available products or some of the products that were not available from the usual manufacturers due to still existing supply chain issues. The 2022 gross profit was further reduced by a $143,000 provision on inventory which will be sold off in the coming quarter on transitioning to the new AutoParts4Less.com website.

Operating Expenses

The following table shows our operating expenses for the nine months ended October 31, 2022, and 2021:

			Change
Operating Expenses	2022	2021	$	%
Depreciation	$38,587	$35,930	2,657	7%
Postage, Shipping and Freight	146,962	430,105	(283,143)	(66%	)
Marketing and Advertising	671,348	1,876,576	(1,205,228)	(64%	)
E Commerce Services, Commissions and Fees	1,076,787	1,160,569	(83,782)	(7%	)
Operating lease cost	90,177	91,437	(1,260)	(1%	)
Personnel Costs	505,253	1,078,449	(573,196)	(53%	)
PPP Loan Forgiveness	—	(209,447)	209,447	—
General and Administrative	2,849,042	2,682,866	166,176	6%
Total Operating Expenses	$5,378,156	$7,146,485	(1,768,329)	(25%	)

•   Depreciation increased by $2,657 due to asset additions at the end of fiscal 2022, thus a higher asset value is being depreciated.

•   Postage shipping and freight decreased by $283,143 due to lower sales.

•   Marketing and advertising decreased by $1,205,228 due to aggressive promotional efforts in the prior period to drive sales to our proprietary websites and build our brands. For the nine months ended October 31, 2022, the spending has resumed to usual levels and in Q32022 we reduced advertising in anticipation on new website launch in November.

•   E Commerce Services, Commissions and Fees decreased by $83,782 due to lower sales.

•   Operating lease cost decreased by $1,260.

•   PPP loan forgiveness in 2021 was a non-recurring item.

•   Personnel Costs decreased by $573,196 due to staff reductions as a result of lower demand.

•   General and Administrative increased by $166,176 mainly due to stock-based compensation of $1,998,000 on the CEO’s 250,000 options. This was partially reduced by reductions of 1,831,823 across all other general and administrative accounts as the Company focused on reducing its costs in a declining market. Investor relations were lower as a result of the REG A subscription offering in the prior year and there was also a reduction in professional fees due to associated reporting and business requirements of the afore-mentioned REG A subscription from the prior year’s quarter.

Other Income (Expense)

The following table shows our other income and expenses for the nine months ended October 31, 2022, and 2021:

			Change
Other Income (Expense)	2022	2022	$	%
Gain (Loss) on Sale of Property and Equipment	$—	$20,345	(20,345)	—
Gain (Loss) on Derivatives	(841,772)	(88,551)	(753,221)	851%
Gain on Settlement of Debt	19,539	1,004,615	(985,076)	(98%	)
Amortization of Debt Discount	(4,309,329)	(442,075)	(3,867,254)	(875%	)
Interest Expense	(2,511,548)	(688,622)	(1,822,926)	(265%	)
Total Other Income (Expense)	$(7,643,110)	$(194,288)	(7,448,822)	(3,834%	)

The changes above can be explained by the increase in convertible debt that started at the end of last fiscal year and continued for the nine months ended October 31, 2022. Convertible debt increased from $949,300 at October 31, 2021 to $8,141,250 at October 31, 2022. As a result all debt related items such as amortization of debt discount and interest expense increased significantly. The higher loss on derivatives in 2022 is a function of the market factors in the valuation of the derivative liability described in Note 9 of the included financial statements as well as the derivative discounts acquired with the new debt.

We had net loss of $12,228,775 for the nine months ended October 31, 2022, compared to net income of $4,886,380 for the nine months ended October 31, 2021. The increase in net loss was mainly due to the large increase in other expenses, the lower sales and the increase in stock-based compensation as explained in the discussion above.

Results of Operations for the Three Months Ended October 31, 2022, Compared to the Three Months Ended October 31, 2021

The following table shows our results of operations for the three months ended October 31, 2022, and 2021. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

			Change
	2022	2021	$	%
Total Revenues	$1,017,986	$3,114,062	$(2,096,074)	(67%	)
Gross Profit	171,088	839,498	(668,410)	(80%	)
Total Operating Expenses	1,009,907	2,860,927	(1,851,020)	(65%	)
Total Other Income (Expense)	(3,292,872)	(545,145)	(2,747,727)	(504%	)
Net Income (Loss)	$(4,131,691)	$(2,566,574)	$(1,565,117)	(61%	)

Revenue

The following table shows revenue split between proprietary and third-party website revenue for the three months ended October 31, 2022 and 2021:

			Change
	2022	2021	$	%
Proprietary website revenue	$611,799	$2,392,668	$(1,780,869)	(74%	)
Third party website revenue	406,187	721,394	(315,207)	(44%	)
Total Revenue	$1,017,986	$3,114,062	$(2,096,076)	(67%	)

We had total revenue of $1,017,986 for the three months ended October 31, 2022, compared to $3,114,062 for the three months ended October 31, 2021. Sales decreased by $2,096,074 primarily due to present economic conditions reducing consumer demand as well as supply chain issues. In the prior year’s quarter, sales were driven by high consumer demand as a result of economic stimulus packages provided during the pandemic and an aggressive marketing push by the Company. In current Q3 the Company began winding its website Liftkits4less in anticipation of the November 2022 launch of its new automotive parts marketplace AutoParts4Less.com.

Gross Profit

We had gross profit of $171,088 for the three months ended October 31, 2022, compared to gross profit of $839,498 for the three months ended October 31, 2022. Gross profit decreased by $668,411 as a result of the decreased revenues explained above. The 2022 gross profit was further reduced by a $143,000 provision on inventory which will be sold off in the coming quarter on transitioning to the new AutoParts4Less.com website.

Operating Expenses

The following table shows our operating expenses for the three months ended October 31, 2022 and 2021:

			Change
Operating Expenses	2022	2021	$	%
Depreciation	$12,743	$12,479	264	2%
Postage, Shipping and Freight	32,013	94,356	(62,343)	(66%	)
Marketing and Advertising	156,522	609,252	(452,730)	(74%	)
E Commerce Services, Commissions and Fees	396,065	434,832	(38,767)	(9%	)
Operating lease cost	29,219	30,478	(1,259)	(4%	)
Personnel Costs	131,937	319,256	(187,319)	(59%	)
PPP Loan Forgiveness	—	(209,447)	209,447	(100%	)
General and Administrative	251,408	1,569,721	(1,318,313)	(84%	)
Total Operating Expenses	$1,009,907	$2,860,927	(1,851,020)	(65%	)

•   Depreciation increased by $264.

•   Postage shipping and freight decreased by $62,343 due to lower sales.

•   Marketing and advertising decreased by $452,730 due to aggressive promotional efforts in 2021 to drive sales to our proprietary websites and build our brands. For the quarter ended October 31, 2022 minimal advertising was done in anticipation on new website launch in November.

•   E Commerce Services, Commissions and Fees decreased by $38,767 due to lower sales.

•   Operating lease cost decreased by $1,259.

•   Personnel Costs decreased by $187,319 due to staff reductions as a result of lower demand.

•   PPP loan forgiveness in Q3 2021 was a non-recurring item.

•   General and Administrative decreased by $1,338,313 due to the Company reducing its expenses in a declining market. Investor relations were lower as a result of the REG A subscription offering in the prior year and there was also a reduction in professional fees due to associated reporting and business requirements of the afore-mentioned REG A subscription from the prior year’s quarter.

Other Income (Expense)

The following table shows our other income and expenses for the three months ended October 31, 2022, and 2021:

			Change
Other Income (Expense)	2022	2022	$	%
Gain (Loss) on Derivatives	$(184,146)	$(76,444)	(107,702)	(141%	)
Gain on Settlement of Debt	10,128	41,249	(31,121)	(75%	)
Amortization of Debt Discount	(1,932,722)	(130,139)	(1,802,583)	(1,385%	)
Interest Expense	(1,186,132)	(379,811)	(806,321)	(212%	)
Total Other Income (Expense)	$(3,292,872)	$(545,145)	(2,747,727)	(504%	)

The changes above can be explained by the increase in convertible debt this quarter ended October 31, 2022. Convertible debt increased from $949,300 at October 31, 2021 to $8,141,250 at October 31, 2022. so accordingly there were large increases in amortization expense and interest expense. The higher loss on derivatives is a function of the market factors in the valuation of the derivative liability described in Note 9 as well as the increase in derivative discount resulting from the new debt issuances.

We had a net loss of $4,131,691 for three months ended October 31, 2022, compared to a net loss of $2,566,574 for three months ended October 31, 2021. The decrease in net income was mainly due to the large increase in other expenses and the lower sales as explained in the discussion above.

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

As of October 31, 2022, we had a cash balance of $46,026, net inventory of $142,251 and $15,532,213 in current liabilities. At the current cash consumption rate, we will need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	October 31, 2022	January 31, 2022
Current assets	$252,543	$564,615
Current liabilities	15,532,213	8,890,462
Working capital (deficits)	$(15,279,670)	$(8,325,847)

Net cash used in operations for the nine months ended October 31, 2022 was $3,398,045 as compared to net cash used in operations of $4,343,351 for the nine months ended October 31, 2021. Net cash used in investing activities for the nine months ended October 31, 2022 was $1,142 as compared to cash flows used in investing activities of $18,568 for the same period in 2021. Net cash provided by financing activities for the nine months ended October 31, 2022 was $3,367,715 as compared to $4.434,554 for the nine months ended October 31, 2021.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures can become effective. Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended October 31, 2022 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

Date: January 6, 2023

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

**   To be submitted by amendment.