Form 10-Q/A
period 2022-10-31
Auto Parts 4Less Group, Inc.
filed 2023-01-09
CIK 1438901

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

EXPLANATORY NOTE

On January 6, 2023, we filed our Form 10-Q for the quarterly period ended October 31, 2022 (the “10-Q”). We are filing herein Amendment Number 1 to the 10-Q to submit the Inline XBRL data for the quarterly period ended October 31, 2022 and amend a typo in the prior year nine-month basic and diluted weighted average shares outstanding and basic and diluted loss per share on the Condensed Consolidated Statements of Operations.

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

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

AUTO PARTS 4LESS GROUP, INC.

FORMERLY THE 4LESS GROUP, INC.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended October 31, 2022 and October 31, 2021

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2022	October 31, 2021	October 31, 2022	October 31, 2021

Revenue	$1,017,986	$3,114,062	$4,089,037	$9,429,519

Cost of Revenue	846,898	2,274,564	3,296,546	6,975,126

Gross Profit	171,088	839,498	792,491	2,454,393

Operating Expenses:
Depreciation	12,743	12,479	38,587	35,930
Postage, Shipping and Freight	32,013	94,356	146,962	430,105
Marketing and Advertising	156,522	609,252	671,348	1,876,576
E Commerce Services, Commissions and Fees	396,065	434,832	1,076,787	1,160,569
Operating lease cost	29,219	30,478	90,177	91,437
Personnel Costs	131,937	319,256	505,253	1,078,449
PPP Loan Forgiveness	—	(209,447)	—	(209,447)
General and Administrative	251,408	1,569,721	2,849,042	2,682,866
Total Operating Expenses	1,009,907	2,860,927	5,378,156	7,146,485

Net Operating Loss	(838,819)	(2,021,429)	(4,585,665)	(4,692,092)

Other Income (Expense)
Gain (Loss) on Sale of Property and Equipment	—	—	—	20,345
Gain (Loss) on Derivatives	(184,146)	(76,444)	(841,772)	(88,551)
Gain on Settlement of Debt	10,128	41,249	19,539	1,004,615
Amortization of Debt Discount	(1,932,722)	(130,139)	(4,309,329)	(442,075)
Interest Expense	(1,186,132)	(379,811)	(2,511,548)	(688,622)
Total Other Income (Expense)	(3,292,872)	(545,145)	(7,643,110)	(194,288)

Net (Loss)	$(4,131,691)	$(2,566,574)	$(12,228,775)	$(4,886,380)

Basic Weighted Average Shares Outstanding;	1,805,316	319,866	1,576,024	257,577
Basic (Loss) per Share	$(2.29)	$(8.02)	$(7.76)	$(18.97)

Diluted Average Shares Outstanding;	1,805,316	319,866	1,576,024	257,577
Diluted (Loss) per Share	$(2.29)	$(8.02)	$(7.76)	$(18.97)

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

Options and Warrants:

The Company has 250,000 and 50,000 options outstanding as of both October 31, 2022, and or January 31, 2022.

The Company recorded option and warrant expense of $0 and $0 for the six months ended October 31, 2022, and 2021, respectively.

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

Nature of Business – Auto Parts 4Less Group Inc.., formerly known The 4Less Group, Inc. and as MedCareers Group, Inc. (the “Company”, “MCGI”), was incorporated under the laws of the State of Nevada on December 5, 2007.

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

Date: January 9, 2023

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

__________

*   Filed herewith.

**   In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”.