Form 10-K
period 2023-01-31
Auto Parts 4Less Group, Inc.
filed 2023-08-11
CIK 1438901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   January 31, 2023

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission file number:   000-55089

AUTO PARTS 4LESS GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-1494749
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

106 W. Mayflower, Las Vegas, NV	89030
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   702-267-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class of Stock	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, par value $0.000001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [_]          No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [_]          No [X]

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [_]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [_]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [_]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [_]          No [X]

The aggregate market value of common stock, par value $0.000001 per share, held by non-affiliates of the registrant, based on the average bid and asked prices of the common stock on July 31, 2022 (the last business day of the registrant’s most recently completed second quarter) was approximately $6,617,390.

Number of common shares outstanding at July 31, 2023:  2,723,499

AUTO PARTS 4LESS GROUP, INC.

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

In early 2020, the company began developing AutoParts4Less.com as a multi-seller enterprise-level marketplace dedicated to consolidating the $500 billion annual aftermarket automotive parts industry, including cars, trucks, boats, motorcycles, and RVs, on a single platform. The company officially launched AutoParts4Less.com with around 2 million parts from over 25 parts sellers in November 2022. Later in the month of November 2022 the company made the decision to discontinue LiftKits4Less.com operations.

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

In August 2021 the Company launched a beta test version of Autoparts4less.com. In a short period of time after the beta launch the company realized that with the amount of interest received from numerous types of large sellers, which included not only ecommerce sites presently selling parts online, but also interest from other large parts sellers such as warehouse distributors, new car dealers with large inventories of parts as well as brick and mortar parts retailers looking to move sales online, the platform originally created would soon be inadequate. As such, the Company made the decision to upgrade to a larger and more advanced platform solution so they immediately began implementation of the AWS Fargate serverless platform solution.

The platform upgrade was completed and the Autoparts4less.com marketplace was officially launched in early November 2022. Later in the month of November 2022 the company made the decision to discontinue LiftKits4Less.com operations. By doing so the company no longer needs to carry parts inventory and maintain warehouse space thus greatly reducing the monthly operating costs in the process.

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

Employees

As of August 9, 2023, we had 2 employees, 2 of which were full-time.

Item 1A.  Risk Factors

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties.

Executive Offices

We maintain offices at 106 W Mayflower, Las Vegas, Nevada 89030.  We pay monthly rent of $6,400 and our lease expires on June 30, 2022, with an additional one year renewal. The Company exercised the renewal option to June 30, 2023 after which the lease will be month to month.

Item 3.  Legal Proceedings.

None.

Item 4.  Mine Safety Disclosures.

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the OTC Pink market (otherwise known as the “pink sheets”) maintained by OTC Markets under the symbol “FLES”.  The following table sets forth, for the periods indicated, the high and low sales prices, which set forth reflect inter-dealer prices, without retail mark-up or mark-down and without commissions; and may not reflect actual transactions. The Company effected a 10:1 reverse split on April 26, 2022, so the post reverse split prices are shown.

Calendar Quarter Ending	Low	High
	$	$
January 31, 2023	1.13	7.20
October 31, 2022	1.62	8.89
July 31, 2022	4.75	11.99
April 30, 2022	0.95	11.00

January 31, 2022	6.80	20.00
October 31, 2021	9.50	23.90
July 31, 2021	17.00	22.50
April 30, 2021	20.60	34.50

No cash dividends on the Company common stock have been declared or paid since the Company’s inception. The Company had approximately 124 shareholders at July 31, 2023. This does not include shareholders that hold their shares in street name or with a broker.

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

During the year ended January 31, 2022, there were no transactions of Preferred stock.

During the year ended January 31, 2023 there was the following transaction:

On February 1, 2022 all Series C shareholders holding all 7,250 outstanding shares converted all of their shares for 905,111 common shares.

Common Stock

	Consideration	Date	# Shares
Number of shares outstanding, January 31, 2017			2.3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $6,050 of principal and $2,341 of accrued interest	15-Nov-17	0.3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $4,400 of principal and $1,743 of accrued interest	29-Nov-17	0.3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $4,400 of principal and $1,745 of accrued interest	8-Dec-17	0.3
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,550 of principal	19-Jan-18	0.1
Accrued expenses converted to common stock – related party	Convert a portion of accrued expense of $2,250	31-Jan-18	0.1
Accrued expenses converted to common stock – related party	Convert a portion of accrued expense of $1,125	31-Jan-18	0.1
Accrued expenses converted to common stock	Convert a portion of accrued expense of $750	31-Jan-18	—
Common stock issued for services	Services valued at $3,000	31-Jan-18	—
Common stock issued for services	Services valued at $300	31-Jan-18	—
Number of shares outstanding, January 31, 2018			3.5
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $2,200 of principal and $1,145 of accrued interest	6-Jun-18	0.3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $1,760 of principal and $978 of accrued interest	30-Jul-18	0.2
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $1,650 of principal and $944 of accrued interest	9-Oct-18	0.2
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $1,540 of principal and $941 of accrued interest	22-Oct-18	0.2
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $6,373 of accrued interest	9-Nov-18	0.1
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $2,750 of accrued interest	9-Nov-18	0.2
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,950 of accrued interest	15-Nov-18	0.2
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $13,863 of principal and $9,176 of accrued interest	16-Nov-18	0.1
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $3,235 of accrued interest	19-Nov-18	0.3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $3,108 of principal and $1,890 of accrued interest	21-Nov-18	0.4
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $1,322 of principal and $2,328 of accrued interest	23-Nov-18	0.3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $1,540 of principal and $941 of accrued interest	30-Nov-18	0.4
Cancelation of shares	Cancellation in conjunction with acquisition	30-Nov-18	(0.3)
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $3,717 of principal and $133 of accrued interest	30-Nov-18	0.3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $3,958 of principal and $92 of accrued interest	3-Dec-18	0.3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $4,216 of principal and $84 of accrued interest	6-Dec-18	0.4
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $3,190 of principal and $1,981 of accrued interest	10-Dec-18	0.4
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $3,843 of principal and $127 of accrued interest	11-Dec-18	0.3

Common Stock (continued)

	Consideration	Date	# Shares
Cancellation in conjunction with disposal of subsidiary	Shares cancelled due to spinoff of subsidiary and discontinued operations	12-Dec-18	(0.2)
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $4,885 of principal and $114 of accrued interest	16-Nov-18	0.4
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $4,950 of principal and $3,096 of accrued interest	16-Nov-18	0.7
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $5,191 of principal and $58 of accrued interest	16-Nov-18	0.4
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $5,934 of principal and $16 of accrued interest	16-Nov-18	0.5
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $3,088 of principal and $61 of accrued interest	16-Nov-18	0.3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $5,500 of principal and $3,480 of accrued interest	16-Nov-18	0.7
Convert a portion of accrued expense	Convert a portion of accrued expense of $1,125	31-Dec-18	0.1
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $6,732 of principal and $158 of accrued interest	10-Jan-19	0.6
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $5,500 of principal and $3,523 of accrued interest	10-Jan-19	0.8
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $7,547 of principal and $48 of accrued interest	17-Jan-19	0.6
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $8,000 of accrued interest	18-Jan-19	0.7
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $9,240 of principal and $6,034 of accrued interest	18-Jan-19	1.3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $2,535 of accrued interest	22-Jan-19	0.3
Number of shares outstanding, January 31, 2019			15
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $7,952 of principal and 4,844 of accrued interest	1-Feb-19	1
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,202 of principal and $42 of accrued interest	15-Feb-19	—
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,527 of principal and $5,473 of accrued interest	25-Feb-19	1
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $10,494 of principal and $56 of accrued interest	26-Feb-19	1
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $10,945 of principal and $7,428 of accrued interest	26-Feb-19	2
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $11,072 of principal and $45 of accrued interest	27-Feb-19	1
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $12,534 of principal and $66 of accrued interest	1-Mar-19	1
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $13,172 of principal and $78 of accrued interest	5-Mar-19	1.
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $12,100 of principal and $8,179 of accrued interest	5-Mar-19	2
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $9,265 of interest and $500 of fees	5-Mar-19	1
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $3,887 of principal, $6,602 of interest and $500 of fees	6-Mar-19	1
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $8,611 of principal, $59 of interest and $500 of fees	7-Mar-19	1
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $11,321 of principal, $219 of interest and $500 of fees	11-Mar-19	1

Common Stock (continued)

	Consideration	Date	# Shares
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $17,600 of principal and $11,966 of accrued interest	11-Mar-19	3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $12,121 of principal, $49 of interest and $500 of fees	12-Mar-19	2
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $8,592 of principal, $43 of interest and $500 of fees	13-Mar-19	1
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $9,401 of principal, $39 of interest and $500 of fees	14-Mar-19	1
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $8,743 of principal, $207 of interest and $500 of fees	20-Mar-19	1
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $12,100 of principal and $8,357 of accrued interest	5-Apr-19	3
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $1 of principal and $378 of accrued interest	5-Apr-19	2
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $8,800 of principal and $6,223 of accrued interest	30-Apr-19	1
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $432 of accrued interest	30-Apr-19	2
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $469 of accrued interest	2-May-19	2
Common stock at issued 52% discount to market per note conversion agreement	Convert a portion of note payable including $8,416 of principal, $196 of interest and $500 of fees	2-May-19	3
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $22,000 of principal and $6,738 of accrued interest	7-May-19	2
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $13,300 of principal, $202 of interest and $500 of fees	10-May-19	3
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $11,051 of principal, $27 of interest and $500 of fees	14-May-19	2
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,139 of principal	16-May-19	3
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,613 of principal and $1,892 of accrued interest	16-May-19	—
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,600 of principal and $4,428 of accrued interest	16-May-19	1
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,196 of principal	17-May-19	3
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,317 of principal	20-May-19	3
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $854 of principal	21-May-19	2
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,317 of principal	22-May-19	3
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $739 of principal	23-May-19	2
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,538 of principal	28-May-19	4
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,538 of principal	28-May-19	4
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,593 of principal	30-May-19	4
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,799 of principal	31-May-19	5
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $11,000 of principal and $8,320 of accrued interest	31-May-19	5
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,879 of principal	3-Jun-19	5

Common Stock (continued)

	Consideration	Date	# Shares
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $15,362 of principal and $11,670 of accrued interest	5-Jun-19	9
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $12,599 of interest	5-Jun-19	5
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $12,798 of principal and $1,518 of accrued interest	11-Jun-19	6
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including 3,300 of principal and $2,443 of accrued interest	11-Jun-19	2
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $11,364 of principal and $62 of accrued interest	13-Jun-19	6
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $12,016 of principal and $24 of accrued interest	14-Jun-19	7
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $11,625 of principal and $47 of accrued interest	17-Jun-19	7
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,780 of principal and $8 of accrued interest	18-Jun-19	6
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,405 of principal and $671 of accrued interest	19-Jun-19	5
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,165 of accrued interest	20-Jun-19	5
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,985 of principal and $7,679 of accrued interest	21-Jun-19	8
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $10,022 of principal and $114 of accrued interest	24-Jun-19	9
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,064 of principal and $32 of accrued interest	25-Jun-19	4
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,872 of principal and $56 of accrued interest	27-Jun-19	5
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $7,376 of principal and $24 of accrued interest	28-Jun-19	9
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,215 of principal and $59 of accrued interest	1-Jul-19	4
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $8,057 of principal and $17 of accrued interest	2-Jul-19	10
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,154 of principal and $12 of accrued interest	3-Jul-19	8
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,807 of principal and $43 of accrued interest	8-Jul-19	6
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,122 of principal	8-Jul-19	6
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,922 of principal and $8 of accrued interest	10-Jul-19	12
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,244 of accrued interest	11-Jul-19	12
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,081 of accrued interest	12-Jul-19	10
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,347 of principal and $4,133 of accrued interest	15-Jul-19	14
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,147 of principal and $38 of accrued interest	16-Jul-19	9
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,872 of principal and $106 of accrued interest	19-Jul-19	15
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,095 of principal and $96 of accrued interest	22-Jul-19	16
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,293 of principal and $29 of accrued interest	23-Jul-19	16

Common Stock (continued)

	Consideration	Date	# Shares
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,467 of principal and $25 of accrued interest	24-Jul-19	17
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,722 of principal and $21 of accrued interest	25-Jul-19	18
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,022 of principal and $18 of accrued interest	26-Jul-19	19
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,389 of principal and $41 of accrued interest	29-Jul-19	20
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,731 of principal and $10 of accrued interest	30-Jul-19	20
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,855 of principal and $8 of accrued interest	31-Jul-19	22
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,056 of principal and $5 of accrued interest	1-Aug-19	23
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,033 of principal and $3 of accrued interest	3-Aug-19	24
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,759 of accrued interest	5-Aug-19	26
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,721 of accrued interest	6-Aug-19	27
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,997 of accrued interest	7-Aug-19	19
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $229 of principal and $3,529 of accrued interest	8-Aug-19	21
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,123 of principal and $157 of accrued interest	12-Aug-19	30
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,552 of principal and $36 of accrued interest	13-Aug-19	32
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,864 of principal and $32 of accrued interest	14-Aug-19	34
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,132 of principal and $28 of accrued interest	15-Aug-19	35
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,802 of principal and $98 of accrued interest	19-Aug-19	24
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,674 of principal and $22 of accrued interest	20-Aug-19	18
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,089 of principal and $20 of accrued interest	21-Aug-19	27
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,127 of principal and $17 of accrued interest	22-Aug-19	40
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,534 of principal and $13 of accrued interest	23-Aug-19	43
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,846 of principal and $27 of accrued interest	26-Aug-19	45
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $7,030 of principal and $209 of accrued interest	27-Aug-19	47
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $7,603 of accrued interest	28-Aug-19	50
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $7,987 of accrued interest	29-Aug-19	52
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,503 of principal and $1,518 of accrued interest	30-Aug-19	52
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,662 of principal and $141 of accrued interest	3-Sep-19	40
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,997 of principal and $64 of accrued interest	5-Sep-19	55

Common Stock (continued)

	Consideration	Date	# Shares
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,064 of principal and $115 of accrued interest	9-Sep-19	62
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,851 of principal and $25 of accrued interest	10-Sep-19	48
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,549 of principal and $23 of accrued interest	11-Sep-19	48
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,927 of principal and $21 of accrued interest	12-Sep-19	53
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,802 of principal and $18 of accrued interest	13-Sep-19	38
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,055 of principal and $49 of accrued interest	16-Sep-19	73
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,531 of principal and $13 of accrued interest	17-Sep-19	79
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,645 of principal and $18 of accrued interest	19-Sep-19	82
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,647 of principal and $7 of accrued interest	20-Sep-19	87
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,171 of principal and $13 of accrued interest	23-Sep-19	91
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,347 of principal and $2 of accrued interest	24-Sep-19	96
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $248 of principal and $1,546 of accrued interest	25-Sep-19	65
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,633 of accrued interest	26-Sep-19	104
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,853 of accrued interest	27-Sep-19	81
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,599 of accrued interest	1-Oct-19	114
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,777 of principal and $656 of accrued interest	2-Oct-19	107
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,843 of principal and $19 of accrued interest	3-Oct-19	126
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,543 of principal and $17 of accrued interest	4-Oct-19	112
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,090 of principal and $45 of accrued interest	7-Oct-19	137
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,287 of principal and $13 of accrued interest	8-Oct-19	145
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,460 of principal and $11 of accrued interest	9-Oct-19	152
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,639 of principal and $9 of accrued interest	10-Oct-19	160
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,829 of principal and $6 of accrued interest	11-Oct-19	168
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,186 of accrued interest	14-Oct-19	177
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,160 of accrued interest	15-Oct-19	120
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,212 of principal and $18 of accrued interest	16-Oct-19	192
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,318 of principal and $1,079 of accrued interest	17-Oct-19	202
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,562 of accrued interest	18-Oct-19	93

Common Stock (continued)

	Consideration	Date	# Shares
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,717 of principal and $1,676 of accrued interest	21-Oct-19	218
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,374 of principal and $19 of accrued interest	22-Oct-19	229
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,158 of principal and $16 of accrued interest	23-Oct-19	241
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,319 of principal and $14 of accrued interest	24-Oct-19	252
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,486 of principal and $12 of accrued interest	25-Oct-19	265
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,989 of principal and $29 of accrued interest	28-Oct-19	280
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,167 of principal and $8 of accrued interest	29-Oct-19	294
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,331 of principal and $6 of accrued interest	30-Oct-19	309
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,506 of principal and $4 of accrued interest	31-Oct-19	325
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,952 of principal and $919 of accrued interest	2-Nov-19	342
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,003 of accrued interest	4-Nov-19	358
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,265 of accrued interest	5-Nov-19	378
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,383 of accrued interest	6-Nov-19	397
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $977 of principal and $1,528 of accrued interest	14-Nov-19	417
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,084 of principal and $76 of accrued interest	18-Nov-19	360
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,886 of principal and $35 of accrued interest	20-Nov-19	457
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $392 of principal and $1,000 of fees	20-Nov-19	435
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,999 of principal and $16 of accrued interest	21-Nov-19	480
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,409 of principal and $15 of accrued interest	22-Nov-19	505
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,476 of interest and $750 of fees	25-Nov-19	530
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,591 of interest and $750 of fees	26-Nov-19	557
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $840 of principal and $1,000 of fees	26-Nov-19	575
Common stock at issued 55% discount to market per note conversion agreement	Convert a portion of note payable including $2,082 of principal and $750 of fees	27-Nov-19	590
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,765 of principal and $2,177 of accrued interest	27-Nov-19	1,177
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,812 of interest and $750 of fees	29-Nov-19	610
Common stock at issued 55% discount to market per note conversion agreement	Convert a portion of note payable including $2,646 of principal and $750 of fees	2-Dec-19	707
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,213 of interest and $750 of fees	2-Dec-19	467
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,148 of interest and $750 of fees	3-Dec-19	690

Common Stock (continued)

	Consideration	Date	# Shares
Common stock at issued 55% discount to market per note conversion agreement	Convert a portion of note payable including $2,958 of principal and $750 of fees	3-Dec-19	772
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,567 of principal and $2,144 of accrued interest	4-Dec-19	1,452
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,820 of interest and $750 of fees	4-Dec-19	850
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $920 of interest and $1,000 of fees	4-Dec-19	800
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $670 of principal, $2,990 of interest and $750 of fees	5-Dec-19	1,050
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,859 of principal, $53 of interest and $750 of fees	6-Dec-19	1,110
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,690 of principal and $750 of fees	6-Dec-19	1,075
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $112 of principal and $1,000 of fees	9-Dec-19	445
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,002 of principal, $151 of interest and $750 of fees	9-Dec-19	1,167
Common stock at issued 55% discount to market per note conversion agreement	Convert a portion of note payable including $3,298 of principal and $750 of fees	10-Dec-19	1,265
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $3,591 of principal, $48 of interest and $750 of fees	10-Dec-19	1,045
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,190 of principal, $45 of interest and $750 of fees	10-Dec-19	1,425
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $7,282 of principal and $2,401 of accrued interest	12-Dec-19	2,423
Common stock at issued 55% discount to market per note conversion agreement	Convert a portion of note payable including $4,282 of principal and $750 of fees	12-Dec-19	1,572
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,176 of principal, $84 of interest and $750 of fees	13-Dec-19	1,075
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,028 of principal, $122 of interest and $750 of fees	16-Dec-19	1,750
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,392 of principal, $38 of interest and $750 of fees	17-Dec-19	1,850
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,938 of principal, $35 of interest and $750 of fees	18-Dec-19	1,945
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $4,386 of principal and $1,472 of accrued interest	18-Dec-19	1,464
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,052 of principal, $169 of interest and $750 of fees	23-Dec-19	2,122
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $6,380 of principal and $714 of accrued interest	23-Dec-19	3,547
Common stock at issued 55% discount to market per note conversion agreement	Convert a portion of note payable including $2,530 of principal and $750 of fees	23-Dec-19	2,050
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,844 of principal, $519 of interest and $750 of fees	8-Jan-20	2,252
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,500 of principal, $250 of interest and $750 of fees	16-Jan-20	2,500
Common shares issuable upon rounding of shares on reverse split		31-Jan 20	170
Number of shares outstanding, January 31, 2020			53,846

Common Stock (continued)

	Consideration	Date	# Shares
Common stock at issued 55% discount to market per note conversion agreement	Convert a portion of note payable including $316 of principal	30-Mar-20	2,630
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,585 of principal and $498 of accrued interest	24-Apr-20	5,606
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,793 of principal and $374 of accrued interest	18-May-20	6,104
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $412 of principal.	10-Jun-20	3,320
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,782 of principal and $405 of accrued interest	17-Jun-20	7,045
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,035 of principal and $474 of accrued interest	25-Jun-20	7,720
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $380 of principal.	6-Jul-20	4,225
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $2,001 of accrued interest	28-Aug-20	8,894
Common stock at issued 55% discount to market per note conversion agreement	Convert a portion of note payable including $557 of accrued interest	3-Sep-20	2,485
Common stock at issued 55% discount to market per note conversion agreement	Convert a portion of note payable including $358 of interest and $750 of fees	10-Sep-20	4,950
Common stock issued	Repayment of accrued expenses for $18,900	21-Sep-20	4,500
Common stock at issued 50% discount to market per note conversion agreement	Payment of commitment fee on loan for $50,000	13-Oct-20	1,969
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $1,091 of accrued interest	3-Nov-20	4,870
Common stock issued	Payment of commitment fee on loan for $20,001	17-Nov-20	667
Common stock issued	Payment of commitment fee on loan for $43,750	24-Nov-20	1,750
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $5,000 of principal and $4,397 of accrued interest	31-Dec-20	1,506
Common stock at issued 50% discount to market per note conversion agreement	Convert a portion of note payable including $10,500 of principal and $9,027 of accrued interest	31-Dec-20	3,129
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $50,000	15-Jan-21	2,500
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $50,000	15-Jan-21	2,500
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $100,000	15-Jan-21	5,000
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $100,000	15-Jan-21	5,000
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $50,000	31-Jan-21	2,500
Number of shares outstanding, January 31, 2021			142,716
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $100,000	17-Feb-21	5,000
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $150,000	18-Feb-21	7,500
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $100,000	19-Feb-21	5,000
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $200,000	19-Feb-21	10,000
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $120,000	2-Mar-21	6,000
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $200,000	2-Mar-21	10,000

Common Stock (continued)

	Consideration	Date	# Shares
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $282,500	10-Mar-21	14,125
Common stock issued for consulting fees	Fair value of $107,500	15-Mar-21	5,000
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $25,000	18-Mar-21	1,250
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $100,000	1-Apr-21	5,000
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $50,000	4-Apr-21	2,500
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $100,000	14-Apr-21	5,000
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $200,000	20-Apr-21	10,000
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $7,500	20-Apr-21	375
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $99,500	20-Apr-21	4,975
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $200,000	22-Apr-21	10,000
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $100,000	23-Apr-21	5,000
Common stock issued pursuant to REG A subscription	$$2.00 per share for gross proceeds of $50,000	28-Apr-21	2,500
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $110,000	28-Apr-21	5,500
Common stock issued at previous day bid price per note conversion agreement	Convert a portion of note payable including $18,750 of principal, and $1,750 of fees	27-May-21	1,000
Common stock issued at previous day bid price per note conversion agreement	Convert a portion of note payable including $36,850 of principal, and $1,750 of fees	21-Jun-21	2,000
Common stock issued with debt	Relative fair value of $31,006	8-Jul-21	3,096
Common stock issued with debt	Relative fair value of $28,975	21-Jul-21	6,085
Common stock issued	Fair value of $191,000	22-Jul-21	10,000
Common stock issued at previous day bid price per note conversion agreement	Convert a portion of note payable including $25,000 of principal, $13,250 of interest, and $1,750 of fees	9-Aug-21	2,000
Common stock issued with debt	Value included with 8-Jul-21 transaction above	11-Aug-21	1,548
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $75,000	12-Aug-21	3,750
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $5,000	13-Aug-21	250
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $47,000	16-Aug-21	2,350
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $100,000	17-Aug-21	5,000
Common stock issued to broker as fees	Fair value of $30,055.	19-Aug-21	1,301
Common stock issued pursuant to share purchase agreement	$1.53 per share for gross proceeds of $306,000	24-Aug-21	20,000
Common stock issued pursuant to REG A subscription	$2.00 per share for gross proceeds of $4,500	7-Sep-21	225
Common stock issued pursuant to share purchase agreement	$1.16 per share for gross proceeds of $139,320	8-Sep-21	12,000
Common stock issued at previous day bid price per note conversion agreement	Convert a portion of note payable including $25,000 of principal, $13,250 of interest, and $1,750 of fees	9-Sep-21	2,000
Common stock issued at previous day bid price per note conversion agreement	Convert a portion of note payable including $25,000 of principal, $13,250 of interest, and $1,750 of fees	10-Sep-21	1,977
Common stock issued pursuant to share purchase agreement	$0.95 per share for gross proceeds of $85,050	7-Oct-21	9,000
Number of shares outstanding, January 31, 2022			341,023

Common Stock (continued)

	Consideration	Date	# Shares
Conversion of Series C Preferred Shares	6,075 Series C Preferred Shares	1-Feb-22	758,420
Conversion of Series C Preferred Shares	100 Series C Preferred Shares	1-Feb-22	12,484
Conversion of Series C Preferred Shares	675 Series C Preferred Shares	1-Feb-22	84,269
Conversion of Series C Preferred Shares	400 Series C Preferred Shares	1-Feb-22	49,937
Common stock issued with debt	$6.80 per share, part of relative fair value of $484,032	14-Feb-22	63,889
Common stock issued with debt	$5.40 per share, part of relative fair value of $132,255	18-Feb-22	5,105
Common stock issued with debt	$5.40 per share, part of relative fair value of $132,255	28-Feb-22	18,634
Common stock issued with debt	$5.40 per share, part of relative fair value of $52,613	28-Feb-22	7,986
Common stock issued with debt	$7.20 per share, part of relative fair value of $85,728	16-Mar-22	12,308
Common stock issued with debt	$7.20 per share, part of relative fair value of $85,515	16-Mar-22	12,308
Common stock issued with debt	$6.80 per share, part of relative fair value of $484,032	13-Apr-22	51,111
Common stock issued with debt	$5.40 per share, part of relative fair value of $132,255	13-Apr-22	14,907
Common stock issued with debt	$5.40 per share, part of relative fair value of $52,613	13-Apr-22	1,309
Common stock issued with debt	$7.20 per share, part of relative fair value of $85,728	13-Apr-22	6,892
Common stock issued with debt	$7.20 per share, part of relative fair value of $85,515	13-Apr-22	6,892
Common stock issued with debt	$7.00 per share, part of relative fair value of $201,420	26-Apr-22	42,240
Common stock issued with debt	$7.00 per share, part of relative fair value of $46,977	26-Apr-22	10,560
Common shares issued as part of reverse stock split to compensate for partial shares	Corresponding adjustment to paid-in capital	30-Apr-22	87
Common shares issued as part of reverse stock split to compensate for partial shares	Corresponding adjustment to paid-in capital	6-May-22	2,587
Common stock issued with debt	$7.75 per share, part of relative fair value of $192,341	16-May-22	41,500
Common stock issued with debt	$7.40 per share, part of relative fair value of $197,559	27-Jun-22	40,000
Common stock issued with debt	$8.00 per share, part of relative fair value of $139,638	6-Jul-22	40,000
Common stock issued with debt	$8.00 per share, part of relative fair value of $83,796	8-Jul-22	20,000
Common stock issued with debt	$8.00 per share, part of relative fair value of $83,796	8-Jul-22	20,000
Warrant exercise	cashless exercise of 14,000 warrants	14-Jul-22	10,000
Common stock issued with debt	$9.99 per share for gross proceeds of $97,336	14-Jul-22	20,000
Warrant exercise	cashless exercise of 15,155 warrants	14-Jul-22	10,000
Common stock issued with debt	$7.40 per share, part of relative fair value of $195,219	11-Aug-22	40,000
Common stock issued with debt	$5.75 per share for gross proceeds of $372,686	22-Aug-22	80,000
Cancellation of shares		19-Sep-22	(741)
Common stock issued at previous day bid price per note conversion agreement	Convert a portion of note payable including $25,000 of principal, and $1,541 of interest,	3-Nov-22	16,434
Common stock issued at close price	Repay accounts payable of $10,980	15-Nov-22	3,600
Common stock issued with debt	$2.99 per share for gross proceeds of $108,933	16-Nov-22	27,120
Common stock issued with debt	$2.99 per share for gross proceeds of $108,933	16-Nov-22	27,120
Common stock issued with debt	$2.15 per share for gross proceeds of $20,777	21-Nov-22	20,000

Number of shares outstanding, January 31, 2023			1,917,982

Summary of Common Stock Shares Issued in the Year ended January 31, 2023

During the year ended January 31, 2023, all Class C Preferred stock holders converted all outstanding 7,250 Class C Preferred shares into 905,100 common shares, a lender converted $25,000 of convertible notes, and $1,541of accrued interest into 16,434 common shares. The Company issued 629,881 shares along with warrants to purchase 1,098,333 shares as part of debt issuances with a relative fair value of $2,451,982. The Company issued 20,000 shares to a lender on cashless exercise of 29,155 warrants. The Company issued 3,600 shares as payment of accounts payable of $10,780. The Company cancelled 741 common shares pursuant to an SEC enforcement action against a lender. As part of the reverse split on April 28, 2022 the Company issued 2,675 shares to round up those shareholders for partial shares.

Summary of Common Stock Shares Issued in the Year ended January 31, 2022

During the year ended January 31, 2022, the Company issued 172,300 shares for cash proceeds of $3,039,925. A lender converted $125,000 of the convertible notes, $27,691 of accrued interest and $8,750 of fees into 8,977 common shares. The Company issued 6,301 shares with a fair value of $137,555 as payment for fees to consultants. The Company issued 10,729 shares to lenders as commitment fee with a relative fair value of $234,237.

Summary of Class C Preferred Stock Issued in the year ended January 31, 2023:

On February 1, 2022 all Class C Preferred stock holders converted all outstanding 7,250 Class C Preferred shares into 905,110 common shares.

Summary of Class C Preferred Stock Issued in the year ended January 31, 2022:

No transactions.

Options and Warrants

We had the following options and warrants outstanding at January 31, 2023:

Issued To	# Warrants and Options	Dated	Expire	Strike Price*	Expired	Exercised
Lender	95,000	08/28/2020	08/28/2023	$4.00 per share	N	N
Broker	250	10/11/2020	10/11/2025	$45.00 per share	N	N
Broker	300	11/25/2020	11/25/2025	$30.00 per share	N	N
Triton	30,000	07/27/2021	07/27/2024	$21.11 per share	N	N
Consultant	25,000	08/26/2021	08/26/2024	$15.00 per share	N	N
T. Armes	250,000	5/5/2022	10/14/2023	$4.00 per share	N	N
Lender	60,845	11/12/2021	11/12/2026	$15.00 per share	N	N
Lender	90,000	11/12/2021	11/12/2026	$15.00 per share	N	N
Lender	30,000	01/27/2022	01/27/2025	$15.00 per share	N	N
Lender	120,000	2/14/2022	2/14/2027	$15.00 per share	N	N
Lender	15,000	2/26/22	2/276/25	$5.40 per share	N	N
Lender	35,000	2/25/2022	2/25/2027	$15.00 per share	N	N
Lender	15,000	2/25/2022	2/25/2027	$15.00 per share	N	N
Lender	20,000	3/9/22	3/9/27	$15.00 per share	N	N
Lender	20,000	3/9/22	3/9/27	$15.00 per share	N	N
Lender	11,000	4/22/22	4/22/27	$15.00 per share	N	N
Lender	44,000	4/22/22	4/22/27	$15.00 per share	N	N
Lender	15,000	3/28/22	3/28/25	$7.50 per share	N	N
Lender	15,000	4/27/22	4/27/25	$6.99 per share	N	N
Lender	33,333	5/19/22	5/19/27	$15.00 per share	N	N
Lender	15,000	5/27/22	5/27/25	$5.12 per share	N	N
Lender	15,000	6/26/22	6/26/25	$7.00 per share	N	N
Lender	100,000	6/27/22	7/27/27	$15.00 per share	N	N
Lender	100,000	7/5/22	7/5/27	$15.00 per share	N	N
Lender	50,000	7/6/22	7/6/27	$15.00 per share	N	N
Lender	50,000	7/11/22	7/11/27	$15.00 per share	N	N
Lender	15,000	7/26/22	7/26/27	$15.00 per share	N	N
Lender	100,000	8/11/22	8/11/27	$15.00 per share	N	N
Lender	100,000	8/22/22	8/22/27	$15.00 per share	N	N
Lender	100,000	8/22/22	8/22/27	$15.00 per share	N	N
Lender	15,000	9/24/22	9/24/25	$5.10 per share	N	N
Lender	15,000	10/24/22	10/24/25	$4.00 per share	N	N
Lender	75,000	11/10/22	11/10/27	$15.00 per share	N	N
Lender	75,000	11/10/22	11/10/27	$15.00 per share	N	N
Lender	15,000	11/23/22	11/23/25	$3.30 per share	N	N
Lender	15,000	12/23/22	12/23/25	$1.65 per share	N	N
Lender	15,000	1/22/23	1/22/26	$1.55 per share	N	N

__________

* All Strike Prices above are subject to price adjustment clauses due to dilutive issuances.

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

Item 6.  [Reserved].

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations For the Year Ended January 31, 2023 compared to the year ended January 31, 2022

The following table shows our results of operations for the years ended January 31, 2023 and 2022, The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

			Change
	2023	2022	$	%
Total Revenues	$4,202,880	$11,018,751	$(6,815,871)	(62%	)
Gross Profit	740,443	1,547,447	(807,004)	(52%	)
Total Operating Expenses	6,120,360	9,005,439	(2,885,079)	(32%	)
Total Other Income (Expense)	(12,404,608)	(611,764)	(11,792,844)	(1,928%	)
Net Income (Loss)	$(17,784,525)	$(8,069,756)	$(9,714,769)	(120%	)

Revenue

The following table shows revenue split between proprietary and third-party website revenue for the years ended January 31, 2023 and 2022:

			Change
	2023	2022	$	%
Proprietary website revenue	$2,793,961	$7,576,068	$(4,782,107)	(63%	)
Third party website revenue	1,408,919	3,442,683	(2,033,764)	(59%	)
Total Revenue	$4,202,880	$11,018,751	$(6,815,871)	(62%	)

We had total revenue of 4,202,880 for the year ended January 31, 2023, compared to $11,018,751 for the year ended January 31, 2022. Revenue decreased by $6,815,871 or 62%. This large decrease can be attributed to the Company winding down it’s online store activities during to be replaced by the online marketplace autoparts4less.com. In it’s previous business model the company operated as a traditional online store, carrying inventories, fulfilling orders as well as sales and marketing costs. The Company’s revenues going forward will be based on transactional charges earned within the marketplace. As autoparts4less.com grows, we presently have eighty vendors, and expect to be shortly at 100 vendors, and during the next fiscal year will become the Company’s primary focus and revenue generator .The Company at January 31, 2021 had $66,153 (2022- $665,143) of deferred revenue which represents orders received before January 31, 2023 but delivered after. This will be revenue that the Company recognizes in the first quarter ended April 30, 2023.  Also, the Company had $38,448 (2022- $530,900) in customer deposits which represents orders received before January 31, 2023 but either cancelled or still unfulfilled after. For the prior year ended January 31, 2022, both deferred revenues and deposits were a result of inventory shortages and supplier back-order issues as well as normal order fulfillment delays.

Gross Profit

We had gross profit of $740,443 for the year ended January 31, 2023, compared to gross profit of $1,547,447 for the year ended January 31, 2022. Gross profit decreased by $807,004, a 52% reduction, yet gross profit % increased to 18% in fiscal 2023 from 14% in fiscal 2022.

Gross profit decreased because of the 62% decrease in sales. This was partially offset by the increase in gross profit % which was because of the remaining pandemic issues in fiscal 2022 relating to cost of revenue where the Company had to purchase goods at higher product costs from distributers rather than the usual manufacturers for many of the new available products or some of the products that were not available from the usual manufacturers due to supply chain issues. In fiscal 2023 the Company focused more on available products that were more profitable.

Operating Expenses

The following table shows our operating expenses for the years ended January 31, 2023 and 2022. Operating expenses decreased to $6,120,360 for the year ended January 31, 2023 from $9,005,439 for the year ended January 31, 2022:

			Change
	2023	2022	$	%
Operating expenses
Depreciation	$51,006	$48,931	$2,075	4%
Postage, Shipping and Freight	166,332	531,954	(365,622)	(69%	)
Marketing and Advertising	717,887	2,430,905	(1,713,018)	(70%	)
E Commerce Services, Commissions and Fees	1,249,655	1,569,825	(320,170)	(20%	)
Operating lease cost	116,879	121,917	(5,038)	(4%	)
Personnel Costs	618,066	1,482,448	(864,382)	(58%	)
PPP Loan Forgiveness	—	(209,447)	209,447	100%
General and Administrative	3,200,535	3,028,906	171,629	6%
Total Operating Expenses	$6,120,360	$9,005,439	$(2,885,079)	(33%	)

•   Depreciation increased by $2,075 as there were only $1,142 in asset additions in fiscal 2023 so there was no significant change in depreciation expense.

•   Postage shipping and freight decreased by $365,622 due to 62% decrease in sales.

•   Marketing and advertising decreased by $1,713,018 due to only minimal advertising done in anticipation of soon transitioning revenues to autoparts4less.com marketplace.

•   E Commerce Services, Commissions and Fees decreased by $320,170 with $444,026 due to decreased sales offset by an increase of approximately $124,000 on the new marketplace website.

•   Personnel Costs decreased by $864,382 due to staff reductions as a result of lower volumes due to the business transition. The President of the subsidiary, Autoparts4less Inc. reduced his salary in fiscal 2023 by approximately $611,000 to $2,071.

•   General and Administrative increased by $171,629. This increase is attributed to a non cash increase charge of $596,945 to stock based compensation. The $1,998,000 charge on 250,000 options issued to the CEO (which replaced 50,000 options previously issued and now cancelled) was offset by fees to consultants paid in warrants and shares that were charged and issued in the prior year. This increase was offset by the following changes: $312,484 decrease in professional fees (which comprise of accounting, legal, reporting and transfer agent costs), and $182,190 decrease in investor relations. Reporting and investor relations charges decreased to S-1 and shares issuances done in the prior year.

Other Income (Expense)

The following table shows our other income and expenses for the years ended January 31, 2023 and 2022:

			Change
	2023	2022	$	%
Other Income (Expense)
Gain (Loss) on Sale of Property and Equipment	$—	$20,345	$(20,345)	(100%	)
Gain (Loss) on Derivatives	(665,949)	235,703	(901,652)	(383%	)
Gain on Settlement of Debt	42,527	1,410,113	(1,367,586)	(97%	)
Amortization of Debt Discount	(5,691,122)	(918,463)	(4,772,659)	520%
Interest Expense	(6,090,064)	(1,359,462)	(4,730,602)	348%
Total Other Income (Expense)	$(12,404,608)	$(611,764)	$(11,792,844)	1,928%

The results of the year ended January 31, 2023 resulted in other expense of $12,404,608 vs other expense of $611,764 for the year ended January 31, 2022. For the year ended January 31, 2023 the Company acquired approximately $6 million in short term convertible debt which resulted in higher interest costs and debt amortization. The convertible debt also included added warrants and shares which increased the discount and resultant amortization as well. Penalty interest of $3,782,814 was charged in the year ending January 31, 2023 compared with $ 28,000 charged the prior year.

We had net loss of $17,784,525 for the year ended January 31, 2023, compared to net loss of $8,069,756 for the year ended January 31, 2022 due mainly, the higher interest and debt amortization, the lower gain on settlement of debt, increased share based compensation and the other factors mentioned above.

Liquidity and Capital Resources

As of January 31, 2023, we had cash and cash equivalents of $4,737 of cash, $50,000 of inventory and total current liabilities of $20,768,832. We had negative working capital of $20,671,087 as of January 31, 2023.

Net cash used in operations for the year ended January 31, 2023 was $3,837,380 compared to $6,340,468 for the year ended January 31, 2022. The use of cash in operations was caused by the net loss offset by non-cash adjustments.

Net cash used in investing activities for the year ended January 31, 2023 was $1,142 compared to $18,568 for the year ended January 31, 2022. In both years net cash used in investing activities was for fixed asset additions.

Cash provided by financing activities for the year ended January 31, 2023 was $3,765,761 compared to $6,158,870 for the year ended January 31, 2022. For the year ended January 31, 2023 cash provided from financing activities was from the proceeds from convertible notes payable. For the prior year, cash provided from financing activities was from the net proceeds from the issuance of common shares and the proceeds from convertible notes payable.

Subsequent to year end, through the date of filing of this Form 10-K, the company issued loans totaling $204,500 for cash proceeds of $75,800. In addition the Company amended an existing loan with a lender increasing the loan by $233,502 and receiving additional proceeds of $192,652. In addition as part of these amendments, the company issued 100,000 shares of common stock, warrants to acquire 97,221 shares with a 5 year term and a $1.00 exercise price and additional warrants to acquire 1,000,000 shares of common stock with an exercise price of $0.00001 and matures upon issuance of these share. The maturity date was amended to July 5, 2023.

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

Disaggregation of Revenue: Channel Revenue

The following table shows revenue split between proprietary and third party website revenue for the years ended January 31, 2023 and 2022:

			Change
	2023	2022	$	%
Proprietary website revenue	$2,793,961	$7,576,068	$(4,782,107)	(63%	)
Third party website revenue	1,408,919	3,442,683	(2,033,764)	(59%	)
Total Revenue	$4,202,880	$11,018,751	$(6,815,871)	(62%	)

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

As of January 31, 2023 and 2022, the Company’s derivative liabilities were measured at fair value using Level 3 inputs.  See Note 8.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of January 31, 2023:

	January 31, 2023	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities – embedded redemption feature	$3,271,058	$—	$—	$3,271,058
Totals	$3,271,058	$—	$—	$3,271,058

Derivative Liability

The derivative liabilities are valued as a level 3 input under the fair value hierarchy for valuing financial instruments. The derivatives arise from convertible debt where the debt and accrued interest is convertible into common stock at variable conversion prices. As the price of the common stock varies, it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date. When evaluating the effect of the issuance of new equity-linked or equity-settled instruments on previously issued instruments, the Company uses first-in, first-out method (“FIFO”) where authorized and unused shares would first be used to satisfy the earliest issued equity-linked instruments. As of January 31, 2023, the Company had warrants to purchase 1,609,728 common shares and stock options to purchase 250,000 common shares.

The fair value of the derivative liability is determined using a lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, historical stock price volatility, the expected term, and both high risk and the risk-free interest rate. The most sensitive inputs to the model are for expected time for the holder to convert or be repaid and the estimated historical volatility of the Company’s common stock.  However, because the historical volatility of the Company’s common stock is so high, the sensitivity required to change the liability by 1% as of January 31, 2023 is greater than 25% change in historical volatility as of that date.  The other inputs, such as risk free rate, high yield cash rate and stock price all have a sensitivity for a 1% change in the input variable results in a significantly less than 1% change in the calculated derivative liability.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8.  Financial Statements and Supplementary Data.

The Company’s consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of January 31, 2023 and 2022 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended have been audited by independent registered public accounting firm L J Soldinger Associates, LLC. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

Item 9.  Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure on Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2023. This evaluation was accomplished under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) who concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure.

We have identified the following material weaknesses and significant deficiencies:

Material weaknesses

•	The failure of the Company to adequately invest the resources necessary to properly account for and report upon its financial position and results of operations under the requirements of US GAAP.

•	The Company filed its third quarter October 31, 2022 10-Q and its annual January 31, 2023 10-K late.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Internal Control—Integrated Framework) at January 31, 2023. Based on its evaluation, our management concluded that, as of January 31, 2023, our internal control over financial reporting was not effective because of limited staff and a need for a full time chief financial officer and the identification of the material weaknesses described above.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table lists the names and ages of the executive officers and director of the Company.  The director(s) will continue to serve until the next annual shareholders meeting, or until their successors are elected and qualified. All officers serve at the discretion of the Board of Directors.

Name	Age	Position	Date First Appointed/ Elected To the Company
Chris Davenport	53	President of Autoparts4less	October 2013
		Chairman, Chief Executive Officer, Chief Financial Officer of Auto Parts 4Less Group, Inc.	May 19, 2023

Timothy Armes	67	Chairman, Chief Executive Officer, President, Secretary and Treasurer and Chief Financial Officer of Auto Parts 4Less Group, Inc.	August 2011 resigned May 19, 2023

Christopher Davenport: Mr. Davenport received his MBA from the University of California in September 2005 where he was recognized by his classmates as “the Most Innovative Thinker”.  Before founding The 4Less Corp, Mr. Davenports’ previous business provided mobile dental services to the employees of the largest gaming corporations in the world.  These contracts covered the lives of several hundred thousand employees on the Las Vegas strip.  Due to the nature of the mobile facilities, Mr. Davenport implemented several new technologies at the time such as: filmless radiography, virtual patient charts and VPN networks to make for seamless quality health care.  Soon after, Mr. Davenport expanded his mobile dental company to the military where he won several multiyear, multi-million dollars medical/dental National Guard Medical Readiness contracts.  Mr. Davenport has a proven history of implementing innovative technologies that demonstrates his ability to lead The 4Less Corp into the future. Mr. Davenport was appointed sole director and Chairman, Chief Executive Officer and Chief Financial Officer of Auto Parts 4Less Group, Inc. on May 19, 2023.

Timothy Armes: Mr. Armes has served as President and Chief Executive Officer of Auto Parts 4Less Group, Inc. (formerly The 4Less Group, Inc. and MedCareers Group, Inc.) since August 2011.  From February 2011 to August 2011, Mr. Armes served as the Chief Operating Officer of the Company.  Since August 2011, Mr. Armes has served as the Chairman, Chief Executive Officer, President, Secretary and Treasurer of the Company. In 1992 Mr. Armes launched one of the first online job bulletin boards which eventually grew into jobs.com. As CEO of Jobs.com he raised over 100 million dollars and grew it into one of the top employment web sites before leaving the company in May of 2000. Mr. Armes began his career as an auditor for Ernst and Young and then as a real estate workout specialist with different firms in the mid 1980’s. Mr. Armes obtained a Bachelor of Business Administration degree in Accounting from the University of Texas in 1980 and passed the Certified Public Accountant exam.

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

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, certain officers and persons holding more than 10% of our common stock must report their initial ownership of our common stock and any changes in their ownership to the SEC. The SEC has designated specific due dates for these reports and we must identify in this Annual Report those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that no director or an executive officer or holder of more than 10% of our common stock has met the reporting requirements and filed such reports with the SEC.

Item 11.  Executive Compensation.

Summary Compensation Table

The table below summarizes the total compensation paid or earned by our Chief Executive Officer and Chief Financial Officer during the fiscal years ended January 31, 2023 and 2022.  We did not have any executive officers who received total compensation in excess of $100,000 during the fiscal years disclosed below, other than disclosed below.

Name and principal position (1)(2)	Year	Salary*	Bonus	Stock Awards	Option Awards	All other compensation*	Total compensation

Timothy Armes	2023	$151,250	—	—	$1,998,000	—	$2,149,250
CEO, President, Treasurer, Secretary and Director (1)	2022	$150,000	—	—	$585,000	—	$735,000

Christopher Davenport	2023	$2,071	—	—	—	—	$2,071
President Autoparts4Less	2022	$612,790	—	—	—	—	$612,790

__________

*	Does not include any accruals not paid in cash or perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. The value of the Stock Awards and Option Awards in the table above, if any, was calculated based on the fair value of such securities calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(1)	No executive or director received any consideration, separate from the compensation they received as an executive officer, for service on the Board of Directors of the Company during the periods disclosed.

(2)	On May 19, 2023 Timothy Armes resigned as director and all offices for Auto Parts 4Less Group, Inc. Also, Christopher Davenport was appointed sole director, Chief Executive Officer and Chief Financial Officer of Auto Parts 4Less Group, Inc.

Grants of Plan-Based Awards.  None.

Outstanding Equity Awards at Fiscal Year End.  Stock option to purchase 250,000 common shares held by CEO.

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

Per termination or resignation Mr. Armes has agreed to take over any monthly debt payments and thereby ownership of 2021 vehicle bought by the Company for his use in March 2021 as an incentive to stay employed with the company past his three year employment commitment he made in 2018.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our voting common stock, as of April 25, 2023, by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (ii) each of our officers and directors (provided that Mr. Armes currently serves as our sole director); and (iii) all of our officers and directors as a group.

Based on information available to us, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date of this filing are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage of ownership of any other person. The following table is based on 2,360,598 common shares issued and outstanding as of April 25, 2023 reflecting the reverse splits.

COMMON STOCK

	Beneficial Owner	Address	Shares	Percent Ownership

Common Stock	Timothy Armes(1) Chairman / CEO President, Secretary, CFO	106 W Mayflower, Las Vegas, Nevada 89030	16,986	0.72%

Common Stock	Chris Davenport(1) Founder and President Autoparts4Less	106 W Mayflower, Las Vegas, Nevada 89030	758,421	32.13%

	All Officers and Directors as a Group (2 Persons)		775,407	32.85%

	Greater than 5% Shareholders

	Chris Davenport		758,421	32.13%

	Sergio Salzano		84,269	3.57%

	All 5% Shareholders as a Group		842,690	35.70%

__________

(1) On May 19, 2023 Timothy Armes resigned as director and all offices for Auto Parts4Less Group, Inc. Also,Christopher Davenport was appointed sole director, Chief Executive Officer and Chief Financial Officer of Auto Parts4Less Group, Inc.

The following table is based on 0 shares of Series A Preferred Shares outstanding, 20,000 of Series B Preferred Shares outstanding, 0 shares of Series C Preferred Shares outstanding and 870 shares of Series D Preferred shares outstanding as of April 25, 2023:

PREFERRED STOCK

	Beneficial Owner	Address	Class	Shares	Percent Ownership

Preferred Stock	Timothy Armes(1) Chairman / CEO President, Secretary, CFO	106 W Mayflower, Las Vegas, Nevada 89030	Pref A Pref B Pref C Pref D	0 1,000 0 120	0.00% 5.00% 0.00% 13.79%

Preferred Stock	Chris Davenport(1) Founder and President of Autoparrts4Less	106 W Mayflower, Las Vegas, Nevada 89030	Pref A Pref B Pref C Pref D	0 17,100 0 675	0.00% 90.00% 0.00% 77.58%

	All Officers and Directors as a Group (2 Persons)		Pref A Pref B Pref C Pref D	0 18,100 0 795	0.00% 90.50% 0.00% 91.38%

	Greater than 5% Shareholders		Pref A Pref B Pref C Pref D	0 1,900 0 75	0.00% 9.50% 0.00% 8.62%

__________

(1) On May 19, 2023 Timothy Armes resigned as director and all offices for Auto Parts4Less Group, Inc. Also,Christopher Davenport was appointed sole director, Chief Executive Officer and Chief Financial Officer of Auto Parts4Less Group, Inc.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

As a result of the acquisition of the 4Less Corp in November 2018 and disposition of Nurses Lounge in December of 2018, Mr. Armes canceled 100 million shares (1,666 post split) of his approximate 129,628,000 common shares he owned (2,160 post split). Along with the cancellation of his common stock and a verbal agreement to stay on as our President, CEO and Chairman of the Board. Mr. Armes received 120 shares of Series D Preferred stock, maintained his 1,000 shares of Series B Preferred stock, received 100 Class C preferred shares (during the year ended January 31, 2021) and a payable to Mr. Armes representing $180,000 of deferred income of which a balance of $ 46,173 remains payable at January 31, 2022. On February 1, 2022, Mr. Armes converted his 100 Class C preferred shares for 12,484 common shares.

As part of the acquisition of The 4Less Corp., Christopher Davenport, the founder and president of The 4Less Corp, received 17,100 shares of Series B Preferred Stock representing approximately 89% of the 20,000 Series B Preferred stock outstanding, 6,075 shares of Series C Preferred stock outstanding which can be converted into approximately 60% of our outstanding common stock and 675 shares of Series D Preferred stock. On February 1, 2022, Mr. Davenport converted his 6075 Class C preferred shares for 758,420 common shares.

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

Director Independence

We currently only have one director, Christopher Davenport , who is not independent.

Item 14.  Principal Accounting Fees and Services.

(1) Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant’s annual financial statements and review of the financial statements included in the registrant’s Form 10-K and Form 10-Q(s) for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for fiscal year 2023 was approximately $295,900, for audit and 10-Q fees.

(2) Audit Related Fees

None.

(3) Tax Fees

$12,215.

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

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Auto Parts 4Less Group, Inc.

By:  /s/  Christopher Davenport

Christopher Davenports, Chairman (Director), Chief Executive Officer, Chief Financial Officer

(Principal Executive Officer and Principal Financial/Accounting Officer)

Date: August 11, 2023

EXHIBIT INDEX

The following exhibits are included with this Annual Report:

		Incorporated by Reference
						Filed
Exhibit					Filing	Here-
Number	Exhibit Description	Form	File No.	Exhibit	Date	with
3.1	Articles of Incorporation dated November 27, 2007, filed with the State of Nevada on December 5, 2007	S-1	333-152444	3.1	7/22/08
3.2	Certificate of Amendment to Articles of Incorporation effective date January 15, 2010, filed with the State of Nevada on December 16, 2009	8-K	333-152444	3.1	1/7/10
3.3	Certificate of Correction dated January 4, 2010, filed with the State of Nevada on January 4, 2010	8-K	333-152444	3.2	1/7/10
3.4	Bylaws of the Company dated November 27, 2007, filed with the State of Nevada on December 5, 2007	S-1	333-152444	3.2	7/22/08
3.5	Certificate of Amendment to Articles of Incorporation dated October 15, 2020, filed with the State of Nevada on October 15, 2020	8-K	000-55089	3.1	10/19/20
3.6	Amended and Restated Articles of Incorporation dated January 27, 2022, filed with the State of Nevada on January 27, 2022	8-K	000-55089	3.1	02/08/22
3.7	Certificate of Amendment to Articles of Incorporation dated April 26, 2022, filed with the State of Nevada on April 26, 2022	8-K	000-55089	3.1	04/29/22
3.8	Certificate of Change dated April 26, 2022, filed with the State of Nevada on April 26, 2022	8-K	000-55089	3.2	04/29/22
4.1	Amended and Restated and Restated Certificate – Preferred C Stock	8-K	000-55089	4.1	7/15/21
4.2	Certificate of Rights and Preferences – Preferred A Stock	8-K	000-55089	3.1	11/13/18
4.3	Certificate of Rights and Preferences – Preferred B Stock	8-K	000-55089	3.2	11/13/18
4.4	Certificate of Rights and Preferences – Preferred C Stock	8-K	000-55089	3.3	11/13/18
4.5	Certificate of Rights and Preferences – Preferred D Stock	8-K	000-55089	3.4	11/13/18
14.1	Code of Ethics	S-1/A	333-262261	14.1	8/30/22
21.1	List of Subsidiaries	S-1	333-258521	21	8/5/21
31.1	Rule 13a-14(a) Certification by Principal Executive Officer and Principal Financial and Accounting Officer					X
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer					X
99.1	Consent of Sheldon Reinhart	S-1/A	333-262261	99.1	8/30/22
99.2	Consent of Roger P. Schrum	S-1/A	333-262261	99.2	8/30/22
99.3	Consent of Danny Johnson, Jr.	S-1/A	333-262261	99.3	8/30/22
99.4	Consent of Ken Kaufman	S-1/A	333-262261	99.4	8/30/22
99.5	Audit Committee Charter	S-1/A	333-262261	99.5	8/30/22
99.6	Nominating Committee Charter	S-1/A	333-262261	99.6	8/30/22
99.7	Compensation Committee Charter	S-1/A	333-262261	99.7	8/30/22
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the

Board of Directors of Auto Parts 4Less Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Auto Parts 4Less Group, Inc. (the “Company”) as of January 31, 2023 and 2022, and the related consolidated statements of loss from operations, stockholders’ deficit, and cash flows for each of the years in the two years ended January 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two years ended January 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully explained in Note 2, which includes management’s plans in regards to this uncertainty, the Company has a negative working capital of approximately $20.7 million and an accumulated deficit of approximately $46.2 million and stockholders’ deficit of approximately $21.4 million as of the year ended January 31, 2023, and therefore there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter Description – Embedded Conversion Feature

The Company has numerous notes payable from prior years and several new notes and warrants in the current year with conversions or exercise features that resulted in derivatives.  This and other factors require the embedded conversion feature to be bifurcated and the fair value of the feature to be remeasured at each reporting period.  Calculations and accounting for the notes payable and warrants and exercise features require management’s judgments related to initial and subsequent recognition of the debt and related conversions features, exercise rights use of a valuation model, and determination of the appropriate inputs used in the selected valuation model.

Critical Audit Matter Determination

The embedded conversion features, warrants, and resulting derivative liability is a highly complex area of accounting with significant impact on the liabilities, additional paid in capital and statement of operations of the Company.  It takes a high degree of training to understand and recognize the accounting implications of the conversion features and exercise rights and to understand the assumptions and impact of the specific assumptions on the valuation model used in the calculation of the derivative liability.

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

Deer Park, Illinois

August 11, 2023

PCAOB Audit ID #00318

AUTO PARTS 4LESS GROUP, INC.

FORMERLY THE 4 LESS GROUP, INC

Consolidated Balance Sheets

January 31, 2023 and 2022

	January 31, 2023	January 31, 2022
Assets
Current Assets
Cash and Cash Equivalents	$4,737	$77,498
Inventory	50,000	432,583
Prepaid Expenses	8,019	16,065
Deferred Offering Costs	—	23,000
Other Current Assets	34,989	15,469
Total Current Assets	97,745	564,615
Operating Lease Assets	138,551	242,583
Property and Equipment, net of accumulated depreciation of $173,475 and $122,469	171,472	221,336

Total Assets	$407,768	$1,028,534

Liabilities and Stockholders’ Deficit
Current Liabilities
Bank Overdraft	$—	$11,055
Accounts Payable	1,378,637	1,228,039
Accrued Expenses	2,334,368	796,397
Accrued Expenses – Related Party	74,111	46,173
Customer Deposits	38,448	530,900
Deferred Revenue	66,153	665,143
Short-Term Debt	3,088,993	3,454,133
Current Operating Lease Liability	53,912	100,001
Short-Term Convertible Debt, net of debt discount of $840,067 and $2,131,034	10,438,583	647,966
Derivative Liabilities	3,271,058	1,263,442
Shareholder Loans Payable	—	119,476
Current Portion – Long-Term Debt	24,569	27,737
Total Current Liabilities	20,768,832	8,890,462

Non-Current Lease Liability	84,639	138,551
Long-Term Debt	87,423	115,900

Total Liabilities	20,940,894	9,144,913

Commitments and Contingencies

Redeemable Preferred Stock
Series D Preferred Stock, $0.001 par value, 870 shares authorized, 870 and 870 shares issued and outstanding	870,000	870,000

Stockholders’ Deficit
Preferred Stock – Series A, $0.001 par value, 330,000 shares authorized, 0 and 0 shares issued and outstanding	—	—
Preferred Stock – Series B, $0.001 par value, 20,000 shares authorized, 20,000 and 20,000 shares issued and outstanding	20	20
Preferred Stock – Series C, $0.001 par value, 7,250 shares authorized, 0 and 7,250 shares issued and outstanding	—	7
Common Stock, $0.000001 par value, 75,000,000 shares authorized, 1,917,982 and 341,023 shares issued, issuable and outstanding	2	—
Additional Paid In Capital	24,833,110	19,465,327
Accumulated Deficit	(46,236,258)	(28,451,733)
Total Stockholders’ Deficit	(21,403,126)	(8,986,379)

Total Liabilities and Stockholders’ Deficit	$407,768	$1,028,534

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

AUTO PARTS 4LESS GROUP, INC.

FORMERLY THE 4 LESS GROUP, INC

Consolidated Statements of Operations

For the Years Ended January 31, 2023 and 2022

	2023	2022
Revenue, net	$4,202,880	$11,018,751

Cost of Revenue	3,462,437	9,471,304

Gross Profit	740,443	1,547,447

Operating Expenses:
Depreciation	51,006	48,931
Postage, Shipping and Freight	166,332	531,954
Marketing and Advertising	717,887	2,430,905
E Commerce Services, Commissions and Fees	1,249,655	1,569,825
Operating lease cost	116,879	121,917
Personnel Costs	618,066	1,482,448
PPP Loan Forgiveness	—	(209,447)
General and Administrative	3,200,535	3,028,906
Total Operating Expenses	6,120,360	9,005,439

Net Operating Loss	(5,379,917)	(7,457,992)

Other Income (Expense)
Gain (loss) on Sale of Property and Equipment	—	20,345
Gain (Loss) on Change in Fair Value of Derivatives	(665,949)	235,703
Gain on Settlement of Debt	42,527	1,410,113
Amortization of Debt Discount	(5,691,122)	(918,463)
Interest Expense	(6,090,064)	(1,359,462)
Total Other Income (Expense)	(12,404,608)	(611,764)

Net Income (Loss)	$(17,784,525)	$(8,069,756)

Basic Weighted Average Shares Outstanding	1,658,405	279,745
Basic Income (Loss) per Share	$(10.72)	$(28.85)
Diluted Weighted Average Shares Outstanding	1,658,405	279,745
Diluted (Loss) per Share	$(10.72)	$(28.85)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

AUTO PARTS 4LESS GROUP, INC.

FORMERLY THE 4LESS GROUP, INC.

Consolidated Statements of Shareholder’s Deficit

For the Years Ended January 31, 2023 and 2022

	Preferred Series A		Preferred Series B		Preferred Series C		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
January 31, 2021	—	$—	20,000	$20	7,250	$7	142,716	$—	$14,291,760	$(20,381,977)	$(6,090,190)
Issuance of Shares as Fees	—	—	—	—	—	—	6,301	—	137,555	—	137,555
Issuance of Shares Pursuant to REG A Subscription, Net of Issuance costs of $41,444	—	—	—	—	—	—	121,300	—	2,384,556	—	2,384,556
Issuance of shares	—	—	—	—	—	—	10,000	—	191,000	—	191,000
Share Issuances, Net of Issuance Costs of $530,370	—	—	—	—	—	—	41,000	—	—	—	—
Conversion of Notes Payable to Common Stock	—	—	—	—	—	—	8,977	—	161,441	—	161,441
Derivative Liability Reclassified as Equity Upon Conversion of notes	—	—	—	—	—	—	—	—	76,144	—	76,144
Equity Reinstated from Derivative Liability	—	—	—	—	—	—	—	—	15,134	—	15,134
Relative Fair Value of Equity Issued with Debt	—	—	—	—	—	—	10,729	—	234,237	—	234,237
Issuance of Warrants	—	—	—	—	—	—	—	—	876,000	—	876,000
Share Based Compensation on Warrants for Fees	—	—	—	—	—	—	—	—	512,500	—	512,500
Share Based Compensation on Options Issued to CEO	—	—	—	—	—	—	—	—	585,000	—	585,000
Net (Loss)	—	—	—	—	—	—	—	—	—	(8,069,756)	(8,069,756)

January 31, 2022	—	$—	20,000	$20	7,250	$7	341,023	$—	$19,465,327	$(28,451,733)	$(8,986,379)

	Preferred Series A		Preferred Series B		Preferred Series C		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
January 31, 2022	—	$—	20,000	$20	7,250	$7	341,023	$—	$19,465,327	$(28,451,733)	$(8,986,379)
Conversion of Preferred Series C Shares into Shares of Common Stock	—	—	—	—	(7,250)	(7)	905,110	1	6	—	—
Conversion of Notes Payable and Accrued Interest to Common Stock	—	—	—	—	—	—	16,434	—	26,541	—	26,541
Relative Fair Value of Equity Issued with Debt	—	—	—	—	—	—	629,881	1	2,451,981	—	2,451,982
Penalty Warrants Recorded as Interest	—	—	—	—	—	—	—	—	880,275	—	880,275
Conversion of Warrants to Common Stock	—	—	—	—	—	—	20,000	—	—	—	—
Share Based Compensation on Options Issued to CEO	—	—	—	—	—	—	—	—	1,998,000	—	1,998,000
Issuance of Shares as Payment on Accounts Payable	—	—	—	—	—	—	3,600	—	10,980	—	10,980
Cancelled Shares Pursuant to SEC Ruling	—	—	—	—	—	—	(741)	—	—	—	—
Rounding shares	—	—	—	—	—	—	2,675	—	—	—	—
Net (Loss)	—	—	—	—	—	—	—	—	—	(17,784,525)	(17,784,525)

January 31, 2023	—	$—	20,000	$20	—	$—	1,917,982	$2	$24,833,110	$(46,236,258)	$(21,403,126)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

AUTO PARTS 4LESS GROUP, INC.

FORMERLY THE 4LESS GROUP, INC.

Consolidated Statements of Cash Flows

For the Years Ended January 31, 2023 and 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(17,784,525)	$(8,069,756)
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation	51,006	48,931
Inventory Provision	270,634	—
Reduction of Right of Use Asset	100,001	95,784
Accretion of Lease Liability	16,878	26,133
Loss (Gain ) in Fair Value on Derivative Liabilities	665,949	(235,703)
Amortization of Debt Discount	5,691,122	918,463
Interest Expense Related to Excess of Deferred Offering Cost Over Share Proceeds	—	69,630
Interest Expense on Penalty Warrants	880,275	—
Loan Penalties Capitalized to Loan	3,782,814	28,000
Original Issue Discount on Short-Term Convertible Notes Expensed to Interest	22,000	20,000
Debt Discount in Excess of Face Value Expensed to Interest	246,179	—
Deferred Salary to CEO included in Accrued Expenses Related Party	28,438	—
Deferred Offering Costs Expensed	23,000	—
Stock Based Compensation	1,998,000	1,401,055
Interest Expense Related to Warrants Issued for Debt Extension	—	276,000
Gain on Settlement of Debt	(42,527)	(1,410,113)
PPP Loan Forgiveness	—	(209,447)
Gain on sale of Property	—	(20,345)
Change in Operating Assets and Liabilities:
Decrease (Increase) in Inventory	111,949	(109,173)
Decrease in Prepaid Rent and Expenses	12,077	1,841
(Increase) in Other Current Assets	(19,520)	(13,320)
Increase in Bank Overdraft	(11,055)	11,055
Increase in Accounts Payable	166,440	365,649
Increase in Accrued Expenses	1,161,806	266,873
Operating Lease Liability Payments	(116,879)	(121,917)
Increase (Decrease) in Customer Deposits	(492,452)	342,515
Increase (Decrease) in Deferred Revenue	(598,990)	(22,623)
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(3,837,380)	(6,340,468)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(1,142)	(43,628)
Disposal of Property and Equipment	—	25,060
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(1,142)	(18,568)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuances of Common Shares, net of Issuance Costs	—	3,039,925
Proceeds from Short Term Debt	142,510	1,968,472
Payments on Short Term Debt	(436,136)	(547,821)
Payments on Long Term Debt	(27,810)	(21,582)
Proceeds on Shareholder Loans Payable	20,000	119,476
Repayment on Shareholder Loans Payable	(33,561)	—
Payments on Accrued Expenses – Related Party	(500)	(60,000)
Proceeds from Convertible Notes Payable	4,395,714	2,865,525
Payments on Convertible Notes Payable	(294,456)	(1,205,125)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,765,761	6,158,870

NET DECREASE IN CASH	(72,761)	(200,166)

CASH AT BEGINNING OF PERIOD	77,498	277,664

CASH AT END OF PERIOD	$4,737	$77,498

Supplemental Disclosure of Cash Flows Information:
Cash Paid for Interest	$108,290	$649,234
Derivative Debt Discount	$1,949,917	$1,933,343
Convertible Notes Interest and Derivatives Converted to Common Stock	$26,541	$237,085
Relative Fair Value of Shares and Warrants as Debt Discount $	$817,176	$—
Transfer of Short-Term Loan, Shareholder Loan and Accounts Payable to Convertible Notes Payable	$210,740	$—
Issuance of Warrants to Deferred Offering Costs	$—	$600,000
Deferred Offering Costs Against Share Proceeds	$—	$530,370
Fixed Assets financed through vehicle loans	$—	$152,950
Original Issue Discount	$22,000	$20,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

AUTO PARTS 4LESS GROUP, INC.

FORMERLY THE 4LESS GROUP, INC.

Notes to Consolidated Financial Statements

January 31, 2023 and 2022

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

4LESS was formed as Vegas Suspension & Offroad, LLC on October 24, 2013 as a Nevada limited liability company and converted to a Nevada corporation with the same name on May 8, 2017. On April 2, 2018, the Company changed its name to The 4LESS Corp. The Corporation had S Corporation status. The Corporation operates as an e-commerce auto and truck parts sales company. As a result of the share exchange, the Company is now a holding company operating through 4LESS and offers products including exhaust systems, suspension systems, wheels, tires, stereo systems, truck bed covers, and shocks through their web site LiftKits4Less.com. On December 30, 2019 4LESS changed its name to Auto Parts 4Less, Inc. On April 28, 2022 The 4Less Group , Inc changed its name to Auto Parts 4less Group, Inc.

Additionally, in early 2020, the company began developing their web site, AutoParts4Less.com, as a multi-seller enterprise-level marketplace dedicated to consolidating the $500 billion annual aftermarket automotive parts industry, including cars, trucks, boats, motorcycles, and RVs, on a single platform. AutoParts4Less.com officially launched with approximately 2 million parts from over 25 parts sellers in November 2022. With the launch of their automotive marketplace the company discontinued the operations of Liftkits4Less.com in order to substantially reduce their fixed monthly operating cost.

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

Concentrations

Cost of Goods Sold

For the year ended January 31, 2023, the Company purchased approximately 52% of its inventory and items available for sale from third parties from three vendors. As of January 31, 2023, the net amount due to the vendors included in accounts payable was $416,629. For the year ended January 31, 2022, the Company purchased approximately 54% of its inventory and items available for sale from third parties from three vendors. As of January 31, 2022, the net amount due to the vendors included in accounts payable was $349,839.  The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

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

As of January 31, 2023 and 2022, the Company’s derivative liabilities were measured at fair value using Level 3 inputs.  See Note 10.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of January 31, 2023 and January 31, 2022:

	January 31, 2023	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities – embedded redemption feature	$3,271,058	$—	$—	$3,271,058
Totals	$3,271,058	$—	$—	$3,271,058

	January 31, 2022	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities – embedded redemption feature	$1,263,442	$—	$—	$1,263,442
Totals	$1,263,442	$—	$—	$1,263,442

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

The fair value of the derivative liability is determined using a lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, historical stock price volatility, the expected term, and both high risk and the risk-free interest rate. The most sensitive inputs to the model are for expected time for the holder to convert or be repaid and the estimated historical volatility of the Company’s common stock.  However, because the historical volatility of the Company’s common stock is so high (see Note 10), the sensitivity required to change the liability by 1% as of January 31, 2023 is greater than 25% change in historical volatility as of that date.  The other inputs, such as risk free rate, high yield cash rate and stock price all have a sensitivity for a 1% change in the input variable results in a significantly less than 1% change in the calculated derivative liability.

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

Disaggregation of Revenue: Channel Revenue

The following table shows revenue split between proprietary and third party website revenue for the years ended January 31, 2023 and 2022:

			Change
	2023	2022	$	%
Proprietary website revenue	$2,793,961	$7,576,068	$(4,782,107)	(63%	)
Third party website revenue	1,408,919	3,442,683	(2,033,764)	(59%	)
Total Revenue	$4,202,880	$11,018,751	$(6,815,871)	(62%	)

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

Prior to the discontinuance of LiftKits4Less the Company offered a 30 day satisfaction guaranteed return policy however the customer must pay for the return shipment. The return must be previously authorized, cannot be either damaged or previously installed and must be in saleable condition. In the Company’s experience this amount is immaterial and therefore no provision has been recorded on the Company’s books. Any defective merchandise falls under the manufacturer’s limited warranty and is subject to the manufacturer’s inspection. The manufacturer has the option to repair or replace the item.

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

NOTE 2 – GOING CONCERN AND FINANCIAL POSITION

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $46,236,258 as of January 31, 2023 and has a working capital deficit at January 31, 2023 of $20,671,087. As of January 31, 2023, the Company only had cash and cash equivalents of $4,737 and $2,922,742 of short-term debt in default and $10,301,318 of convertible debt in default.. The debt agreements provide legal remedies for satisfaction of defaults, none of the lenders of which to this point have pursued their legal remedies. While the Company has plans to grow its revenues through the new website, at this time, our current liquidity position raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – PROPERTY

The Company capitalizes all property purchases over $1,000 and depreciates the assets on a straight-line basis over their useful lives of 3 years for computers and 7 years for all other assets. Property consists of the following at January 31, 2023 and 2022:

	2023	2022
Office furniture, fixtures and equipment	$95,183	$94,041
Shop equipment	43,004	43,004
Vehicles	206,760	206,760
Sub-total	344,947	343,805
Less: Accumulated depreciation	(173,475)	(122,469)
Total Property	$171,472	$221,336

Additions to fixed assets were $1,142 for the year ended January 31, 2023. Additions to fixed assets for the year ended January 31, 2022 were $196,578 with $35,000 paid in cash and $152,950 financed through vehicle loans for vehicles and an additional $8,628 acquired in equipment.

For the year ended January 31, 2023, there were no fixed asset disposals. For the year ended January 31, 2022, vehicles having a cost of $20,000 and a net book value of $4,715 was disposed of. Proceeds received of $25,060 and a gain on sale of property and equipment of $20,345 were recorded.

Depreciation expense was $51,006 and $48,931 for the twelve months ended January 31, 2023 and January 2022, respectively.

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

Below is a summary of our lease assets and liabilities at January 31, 2023 and January 31, 2022.

Leases	Classification	January 31, 2023	January 31, 2022
Assets
Operating	Operating Lease Assets	$138,551	$242,583
Liabilities
Current
Operating	Current Operating Lease Liability	$53,912	$100,001
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	84,639	138,551
Total lease liabilities		$138,551	$238,552

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

Effective February 29 ,2020 the Company and landlord terminated the September 2019 lease with an annual rent of $15,480, a 3 year term an 1 year renewal. There were no costs associated with the termination. The Company eliminated the operating lease asset and operating lease liability at termination which was $45,032. (see Note 13)

Operating lease cost was $116,879 and $121,917 for the twelve months ended January 31, 2023 and January 31, 2022, respectively.

NOTE 5 – CUSTOMER DEPOSITS

The Company receives payments from customers on orders prior to shipment. At January 31, 2023 the Company had received $38,448 (January 31, 2022- $530,900) in customer deposits for orders that were unfulfilled at January 31, 2023 and either canceled subsequent to year end or still awaiting shipment. The deposits on cancelled orders were either returned to the customers subsequent to January 31, 2023 or will remain as deposits until the item is either delivered and recorded as revenue or cancelled and refunded.

NOTE 6 – DEFERRED REVENUE

The Company receives payments from customers on orders prior to shipment. At January 31, 2023 the Company had received $66,153 (January 31, 2022- $665,143) in customer payments for orders that were unfulfilled at January 31, 2023 and delivered subsequent to year end. The orders were unfulfilled at January 31, 2022 because of both normal order processing and fulfillment requirements, and back orders.

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

NOTE 8 – SHORT-TERM AND LONG-TERM DEBT

The components of the Company’s short-term and long term debt as of January 31, 2022 and 2021 were as follows:

	January 31, 2023		January 31, 2022
Loan dated October 8, 2019, and revised February 29, 2020 and November 10, 2020 repayable June 30, 2022 with an additional interest payment of $20,000.(3)	$—		$97,340
Forklift Note Payable, original note of $20,433 Sept 26, 2018, 6.23% interest, 60 monthly payments of $394.54 ending August 2023.(1)	3,836	*	8,183
Vehicle loan original loan of $93,239 February 16, 2021, 2.90% interest. 72 monthly payments of $1,414 beginning on April 2, 2021 and ending on March 2, 2027. Secured by vehicle having net book value of $69,947.†	66,538	#	81,346
Vehicle loan original loan of $59,711 March 20,2021, 7.89% interest. 72 monthly payments of $1,048 beginning on May 4, 2021 and ending on April 4, 2027. Secured by vehicle having net book value of $65,147.†	45,454	#	54,108
Working Capital Note Payable - $700,000, dated October 29, 2021, repayment of $17,904 per week until Oct 29, 2022, interest rate of approximately 31%.(2,4,7)	351,923	*	635,831
Working Capital Note Payable - $650,000, dated October 25, 2021, repayment of $15,875 per week until October 25, 2022, interest rate of approximately 26%.(2,4,8)	443,819	*	596,047
Demand loan - $5,000 dated February 1, 2020, 15% interest, 5% fee on outstanding balance.	5,000	*	5,000
Demand loan - $2,500, dated March 8, 2019, 25% interest, 5% fee on outstanding balance.	2,500	*	2,500
Demand loan - $65,500 dated February 27, 2019, 25% interest, 5% fee on outstanding balance, Secured by the general assets of the Company.	12,415	*	12,415
Promissory note - $60,000 dated September 18, 2020 maturing April 30, 2022(10), including $5,000 original issue discount, 15% compounded interest payable monthly.†	60,000	*	60,000
Promissory note - $425,000 dated August 28, 2020, including $50,000 original issue discount, 15% compounded interest payable monthly. This note matures when the Company receives proceeds through a financing event of $825,000 plus accrued interest on the note.(5)†	425,000	*	425,000
Promissory note - $1,200,000 dated August 28, 2020, maturing August 28, 2022, 12% interest payable monthly with the first six months interest deferred until the 6th month and added to principal.(6)†	1,200,000	*	1,200,000
Promissory note - $420,000 dated December 27, 2021, including $20,000 original issue discount, maturing January 27, 2022, non-interest bearing.(9)†	420,000	*	420,000
Promissory note - $30,000 dated November 4, 2022, including $5,000 original issue discount, maturing April 30, 2023, non-interest bearing.(10)†	30,000	*	—
Promissory note - $90,000 dated November 7, 2022, including $15,000 original issue discount, maturing April 30, 2023, non-interest bearing.(11)†	90,000	*	—
Demand loan, non-interest bearing	22,500	*	—
Promissory note - $22,000 dated December 27, 2022, including $2,000 original issue discount maturing January 6, 2023, non-interest bearing.(12)†	22,000	*	—
Total	$3,200,985		$3,597,770

	January 31, 2023	January 31, 2022
Short-Term Debt	$3,088,993	$3,454,133
Current Portion of Long-Term Debt	24,569	27,737
Long-Term Debt	87,423	115,900
Total	$3,200,985	$3,597,770

__________

†	In default $2,922,742
*	Short-term loans
#	Long-term loans of $44,454 including current portion $9,349 and $66,538 including current portion $15,220
(1)	Secured by equipment having a net book value of $6,545
(2)	The amounts due under the note are personally guaranteed by an officer or a director of the Company.
(3)	On November 10, 2020 the Company amended the agreement extending the maturity to June 30, 2022 from April 8, 2021 and changing monthly payments to $0 from $5,705 and interest rate from 13% to a $20,000 lump sum payable at maturity. This loan and accrued interest are payable to a shareholder, along with accounts payable all totaling $210,740 were transferred to a convertible loan in August 2022.
(4)	The Company has pledged a security interest on all accounts receivable and banks accounts of the Company.
(5)	Financing event would be a sale or issuance of assets, debt, shares or any means of raising capital. As the Company has entered into such a transaction the loan has reached maturity and is treated as current. An extension was granted on December 13, 2021 amending the maturity date to April 30, 2022. The April 30, 2022 payment has not been made and the Company is working on another extension with the lender.
(6)	Secured by all assets of the Company. Loan payable in 2 instalments, $445,200 payable August 28, 2021 and $826,800 payable August 28, 2022. On December 13, 2021 the parties amended the maturity date for the first instalment to be April 30, 2022 with the second instalment date unchanged. The instalments have not been made and the loan is unpaid at maturity, putting the loan in default. No notices have been given by the lender.
(7)	This loan replaces $500,000 loan dated June 4, 2021, $422,009 proceeds were used to repay this loan, net cash received was $253,491 after payment of $26,500 in fees.
(8)	This loan replaces $500,000 loan dated June 4, 2021, $359,919 proceeds were used to repay this loan, net cash received was $267,606 after payment of $22,475 in fees.
(9)	Penalty of 10% of principal amount and 30,000 3 year warrants with an exercise price equal to the Closing Price of the Company’s Common Stock on the Trading Day immediately preceding the date of issuance on initial default and 2% of principal amount and 15,000 3 year warrants with an exercise price of equal to the Closing Price of the Company’s Common Stock on the Trading Day immediately preceding the date of issuance for every 30 day default period thereafter. Initial default has been recorded at January 31, 2022 with an interest charge of $42,000 and another $276,000 which was the fair value of the warrants (see Note 11). During the year ended January 31, 2023, the Company has defaulted on all 12 30 day default periods and issued a total of 180,000 warrants for a fair value of $880,275 recorded to interest as well as the $100,800 penalty interest.
(10)	Penalty of 10% of principal amount and 20,000 3 year warrants with an exercise price equal to the Closing Price of the Company’s Common Stock on the Trading Day immediately preceding the date of issuance on initial default and 2% of principal amount and 20,000 3 year warrants with an exercise price equal to the Closing Price of the Company’s Common Stock on the Trading Day immediately preceding the date of issuance for every 30 day default period thereafter.
(11)	Penalty of 10% of principal amount and 60,000 3 year warrants with an exercise price equal to the Closing Price of the Company’s Common Stock on the Trading Day immediately preceding the date of issuance on initial default and 2% of principal amount and 60,000 3 year warrants with an exercise price equal to the Closing Price of the Company’s Common Stock on the Trading Day immediately preceding the date of issuance for every 30 day default period thereafter.
(12)	Secured by all assets of the Company and a personal guarantee from the CEO. Initial penalty of 15% of principal on initial default and 1.5% of principal amount for every 7 day default period thereafter. At January 31, 2023 the Company has accrued $4,290 in penalty interest.

The following are the minimum amounts due on the notes as of January 31, 2023:

Year Ended	Amount
January 31, 2024	$3,113,562
January 31, 2025	25,799
January 31, 2026	27,107
January 31, 2027	28,498
January 31, 2028	6,019
Total	$3,200,985

NOTE 9 – SHORT-TERM CONVERTIBLE DEBT

The components of the Company’s convertible debt as of January 31, 2023 and 2022 were as follows:

	Interest	Default Interest	Conversion	Outstanding Principal at
Maturity Date	Rate	Rate	Price (a)	January 31, 2023	January 31, 2022
Nov 4, 2013*	12%	12%	$1,800,000	$100,000	$100,000
Jan 31, 2014*	12%	18%	$2,400,000	16,000	16,000
July 31, 2013*	12%	12%	$1,440,000	5,000	5,000
Jan 31, 2014*	12%	12%	$2,400,000	30,000	30,000
Nov 12, 2022*	8%	12%	(1)	3,000,000	2,400,000
Jan. 13, 2023*	12%	22%	(2)	—	228,000
Aug. 11, 2022*	10%	10%	(3)	—	—
Feb. 14, 2023*	12%	20%	(4)(b)(i)	2,400,000	—
Feb 25, 2023*	12%	20%	(4)(b)(i)	250,000	—
Feb. 25, 2023*	12%	20%	(4)(b)(i)	700,000	—
Mar. 9 2023*	12%	20%	(4)(b)(i)	400,000	—
Mar. 9, 2023*	12%	20%	(4)(b)(i)	400,000	—
Apr. 22, 2023*	12%	20%	(4)(b)(i)	880,000	—
Apr. 22, 2023*	12%	20%	(4)(b)(i)	220,000	—
May 19,2023*	12%	16%	(5)(b)(ii)	500,000	—
Feb.11, 2023*	12%	18%	(4)	275,000	—
Dec 27, 2022*	12%	18%	(4)	275,000	—
Jan. 5, 2023*	12%	18%	(4)	250,000	—
Jan.6 ,2023*	12%	18%	(4)	125,000	—
Jan.6 ,2023*	12%	18%	(4)	125,000	—
Jan.11 ,2023*	12%	18%	(4)	138,890	—
Apr. 22, 2023	12%	18%	(4)	275,000	—
Apr. 22, 2023	12%	18%	(4)	275,000	—
Sept.29, 2023*	12%	22%	(6)(b)(iii)	211,428	—
May 10, 2023	12%	18%	(7)	186,450	—
May 10, 2023	12%	18%	(7)	186,450	—
Nov. 21, 2023	12%	22%	(7)	54,432	—
Sub-total				11,278,650	2,779,000
Debt Discount				(840,067)	(2,131,034)
				$10,438,583	$647,966

__________

*	In default at filing date $10,301,318
(1)	lesser of $ 1.25 or 75 % of offering price if there is an uplisting to a national securities exchange.
(2)	75% of closing bid price on day preceding conversion date in event of default.
(3)	convertible at 20% discount of the offering price on Company’s uplist to NASDAQ.
(4)	convertible upon default at conversion price lower of i) lowest price 20 days prior to Issuance ii) lowest price 20 days prior to conversion.
(5)	lesser of $ 5.00 or 75 % of offering price if there is an uplisting to a national securities exchange.
(6)	75% of lowest closing bid price ten days preceding conversion date in event of default.
(7)	convertible at 20% discount of the offering price on company's uplist to NASDAQ and convertible upon default at conversion price lower of 75% of lowest trading price 20 days prior to conversion
(a)	Note all conversions are subject to dilutive issuance clauses where the conversion price will revert to the lowest transacted share price.
(b)	All debt issuances are subject to events of default which may trigger penalties. The Company was in default of not filing the October 31, 2023 10-Q within the prescribed filing deadline and therefore penalties resulted on some of the loans. Penalties totaling $2,795,476 were added to the principal of the loan with a corresponding adjustment to interest expense.
(i)	Penalty of 100% of the loan and accrued interest added to the principal and accrued interest, respectively.
(ii)	Penalty of 25% of the loan and accrued interest added to the principal and accrued interest, respectively.
(iii)	Penalty of 50% of the loan and accrued interest added to the principal and accrued interest, respectively.

The Company had accrued interest payable of $1,342,097 and $231,412 on the notes at January 31, 2023 and January 31, 2022, respectively.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that certain features in some instruments should be classified as liabilities due to there being a variable number of shares to be delivered upon settlement of the above conversion options. The derivative features are measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option and attached warrants resulted in a discount to the note on the debt modification date. For the years ended January 31, 2023 and 2022, the Company recorded amortization expense of $5,691,122 and $918,463, respectively.

During the years ended January 31, 2023 and 2022 the Company added $3,782,814 and $28,000 in penalty interest to the loans, respectively.

On February 11, 2022, the Company entered into an unsecured convertible note for $220,000 with a one year maturity, interest rate of 10%, the Company received $200,000 in cash proceeds, recorded, an original issue discount of $20,000, and a derivative discount of $117,676 related to a conversion feature. The discount is amortized over the term of the loan. The note is repayable August 11, 2022. This note was paid in full.

On February 14, 2022, the Company entered into a new convertible note for $1,200,000 with a six month maturity, interest rate of 12%, with a warrant to purchase 120,000 common shares with a five year maturity and an exercise price of $15.00, and 115,000 common shares. If the loan is not in default the company may extend the term to February 14, 2023 with 10 days’ notice. The Company has extended the loan term. On April 7, 2022 the parties agreed to not have the shares returnable in exchange for a waiver on the Company’s breach of certain provisions. The Company received $979,000 in cash proceeds, recorded an original issue discount of $120,000, a derivative discount of $131,489 for the conversion feature, recognized $484,032 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants, and transaction fees of $101,000. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 200%. As the Company failed to issue the October 31,2023 10-Q within the prescribed filing deadline, the Company recorded a $1,200,000 penalty increasing the principal of the loan and an additional $120,777 adjustment to accrued interest with corresponding adjustments to interest expense.

On February 25, 2022, the Company entered into a new convertible note for $350,000 with a six month maturity, interest rate of 12%, with a warrant to purchase 35,000 common shares with a five year maturity and an exercise price of $15.00, and 33,542 common shares. If the loan is not in default the company may extend the term to February 25, 2023 with 10 days’ notice. The Company has extended the loan term. The Company received $294,000 in cash proceeds, recorded an original issue discount of $35,000, a derivative discount of $37,784 for the conversion feature, recognized $132,255 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants, and transaction fees of $21,000. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 200%.. As the Company failed to issue the October 31,2023 10-Q within the prescribed filing deadline, the Company recorded a $350,000 penalty increasing the principal of the loan and an additional $48,196 adjustment to accrued interest, with corresponding adjustments to interest expense.

On February 25, 2022, the Company entered into a new convertible note for $150,000 with a six month maturity, interest rate of 12%, with a warrant to purchase 15,000 common shares with a five year maturity and an exercise price of $15.00, and 14,400 common shares. If the loan is not in default the company may extend the term to February 25, 2023 with 10 days’ notice. The Company has extended the loan term. The Company received $119,250 in cash proceeds, recorded an original issue discount of $15,000, a derivative discount of $16,193 for the conversion feature, recognized $52,613 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants, and transaction fees of $15,750. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 200%. As the Company failed to issue the October 31,2023 10-Q within the prescribed filing deadline, the Company recorded a $125,000 penalty increasing the principal of the loan and an additional $14,470 adjustment to accrued interest, with corresponding adjustments to interest expense.

On March 9, 2022, the Company entered into a new convertible note for $200,000 with a six month maturity, interest rate of 12%, with a warrant to purchase 20,000 common shares with a five year maturity and an exercise price of $15.00, and 19,200 common shares. If the loan is not in default the company may extend the term to March 9, 2023 with 10 days’ notice. The Company has extended the loan term. The Company received $168,000 in cash proceeds, recorded an original issue discount of $20,000, a derivative discount of $22,533 for the conversion feature, recognized $85,815 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants, and transaction fees of $12,000. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 200%. As the Company failed to issue the October 31,2023 10-Q within the prescribed filing deadline, the Company recorded a $200,000 penalty increasing the principal of the loan and an additional $27,616 adjustment to accrued interest, with corresponding adjustments to interest expense.

On March 9, 2022, the Company entered into a new convertible note for $200,000 with a six month maturity, interest rate of 12%, with a warrant to purchase 20,000 common shares with a five year maturity and an exercise price of $15.00, and 9,200 common shares. If the loan is not in default the company may extend the term to March 9, 2023 with 10 days’ notice. The Company has extended the loan term. The Company received $168,000 in cash proceeds, recorded an original issue discount of $20,000, a derivative discount of $22,533 for the conversion feature, recognized $85,728 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants, and transaction fees of $12,000. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 200%.As the Company failed to issue the October 31,2023 10-Q within the prescribed filing deadline, the Company recorded a $200,000 penalty increasing the principal of the loan and an additional $27,616 adjustment to accrued interest, with corresponding adjustments to interest expense.

On April 22, 2022, the Company entered into a new convertible note for $440,000 with a six month maturity, interest rate of 12%, with a warrant to purchase 44,000 common shares with a five year maturity and an exercise price of $15.00, and 42,240 common shares. If the loan is not in default the company may extend the term to April 22, 2023 with 10 days’ notice. The Company has extended the loan term. The Company received $373,600 in cash proceeds, recorded an original issue discount of $40,000, a derivative discount of $36,796 for the conversion feature, recognized $161,815 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants, and transaction fees of $26,400. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 200%.As the Company failed to issue the October 31,2023 10-Q within the prescribed filing deadline, the Company recorded a $440,000 penalty increasing the principal of the loan and an additional $54,390 adjustment to accrued interest, with corresponding adjustments to interest expense.

On April 22, 2022, the Company entered into a new convertible note for $110,000 with a six month maturity, interest rate of 12%, with a warrant to purchase 11,000 common shares with a five year maturity and an exercise price of $15.00, and 10,560 common shares. If the loan is not in default the company may extend the term to April 22, 2023 with 10 days’ notice. The Company has extended the loan term. The Company received $93,400 in cash proceeds, recorded an original issue discount of $10,000, a derivative discount of $9,199 for the conversion feature, recognized $62,707 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants, and transaction fees of $6,600. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 200%.As the Company failed to issue the October 31,2023 10-Q within the prescribed filing deadline, the Company recorded a $110,000 penalty increasing the principal of the loan and an additional $13,597 adjustment to accrued interest, with corresponding adjustments to interest expense.

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

On May 19, 2022 the Company entered into a new convertible note for $400,000 with a one year maturity, interest rate of 12%, with a warrant to purchase 33,333 common shares with a five year maturity and an exercise price of $15.00, and 41,500 common shares. The Company received $325,400 in cash proceeds, recorded an original issue discount of $40,000, a derivative discount of $358,088 for the conversion feature, recognized $192,341 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants and shares, and transaction fees of $35,000. The discount is amortized over the term of the loan. The excess discount over the face value of the note of $ $225,429 was expensed to interest. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 125%. As the Company failed to issue the October 31,2023 10-Q within the prescribed filing deadline, the Company recorded a $100,000 penalty increasing the principal of the loan and an additional $8,450 adjustment to accrued interest, with corresponding adjustments to interest expense.

In June 2022, the Company received $50,000 cash proceeds and recorded an original issue discount of $5,000 from the lender of February 11, 2022 maturing August 11, 2022 and on that date the old note of $220,000 plus the accrued interest matures on February 11, 2023 along with new advances of $55,000 forming a combined new note of $275,000 dated August 11, 2022. The new note bears interest at 12% and came with 100,000 warrants with an exercise price of $ 15.00 and a 5 year term and 40,000 common shares. The Company received $50,000 in cash proceeds (in June), recorded an original issue discount of $5,000, a derivative discount of $37,261 for the conversion feature, and recognized $195,219 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants and shares. The discount is amortized over the term of the loan.

On June 27, 2022, the Company entered into a new convertible note for $275,000 with a six month maturity, interest rate of 12%, with a warrant to purchase 100,000 common shares with a five year maturity and an exercise price of $15.00, and 40,000 common shares. The Company received $250,000 in cash proceeds, recorded an original issue discount of $25,000, a derivative discount of $34,488 for the conversion feature, and recognized $197,559 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants and shares. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable with a $15,000 penalty.

On July 5, 2022 the Company entered into a new convertible note for $250,000 with a six month maturity, interest rate of 12%, with a warrant to purchase 100,000 common shares with a five year maturity and an exercise price of $15.00, and 40,000 common shares. The Company received $200,000 in cash proceeds, recorded an original issue discount of $25,000, a derivative discount of $33,860 for the conversion feature, recognized $139,638 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants and shares, and transaction fees of $35,000. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable with a $15,000 penalty.

On July 6, 2022, the Company entered into a new convertible note for $125,000 with a six month maturity, interest rate of 12%, with a warrant to purchase 50,000 common shares with a five year maturity and an exercise price of $15.00, and 20,000 common shares. The Company received $102,000 in cash proceeds, recorded an original issue discount of $12,000, a derivative discount of $16,484 for the conversion feature, recognized $83,796 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants and shares, and transaction fees of $10,000. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions the note becomes due and payable with a $15,000 penalty..On July 6, 2022, the Company entered into a new convertible note for $125,000 with a six month maturity, interest rate of 12%, with a warrant to purchase 50,000 common shares with a five year maturity and an exercise price of $15.00, and 20,000 common shares. The Company received $102,000 in cash proceeds, recorded an original issue discount of $12,500, a derivative discount of $16,388 for the conversion feature, recognized $83,796 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants and shares, and transaction fees of $10,000. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable with a $15,000 penalty.

On July 11, 2022, the Company entered into a new convertible note for $138,890 with a six month maturity, interest rate of 12%,with a warrant to purchase 50,000 common shares with a five year maturity and an exercise price of $15.00, and 20,000 common shares. The Company received $116,668 in cash proceeds, recorded an original issue discount of $13,889, a derivative discount of $18,735 for the conversion feature, recognized $97,336 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants and shares, and transaction fees of $8,333. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable with a $15,000 penalty.

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

On September 29, 2022, the Company entered into a new convertible note for $201,360 with a six month maturity, interest rate of 12%. The Company received $175,536 in cash proceeds, recorded an original issue discount of $21,574, a derivative discount of $17,736 for the conversion feature, and transaction fees of $4,250. The discount is amortized over the term of the loan. The loan is repayable in ten instalments of $22,532 of principal and interest which commenced November 15, 2022. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 150%. As the Company failed to issue the October 31, 2023 10-Q within the prescribed filing deadline, the Company recorded a $70,576 penalty increasing the principal of the loan and an additional $8,457 adjustment to accrued interest, with corresponding adjustments to interest expense.

On November 11, 2022, the Company entered into a new convertible note for $186,450 with a six month maturity, interest rate of 12% with a warrant to purchase 75,000 common shares with a five year maturity and an exercise price of $15.00, and 27,120 common shares.. The Company received $169,500 in cash proceeds, recorded an original issue discount of $16,950, a derivative discount of $156,496 for the conversion feature, and recognized $9,439 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants and shares. The discount is amortized over the term of the loan.

On November 11, 2022, the Company entered into another new convertible note for $186,450 with a six month maturity, interest rate of 12% with a warrant to purchase 75,000 common shares with a five year maturity and an exercise price of $15.00, and 27,120 common shares.. The Company received $169,500 in cash proceeds, recorded an original issue discount of $16,950, a derivative discount of $148,419 for the conversion feature, and recognized $15,216 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants and shares. The discount is amortized over the term of the loan.

On November 21, 2022, the Company entered into a new convertible note for $60,480 with one year maturity, interest rate of 12%. The Company received $50,000 in cash proceeds, recorded an original issue discount of $21,574, a derivative discount of $17,736 for the conversion feature, and transaction fees of $4,250. The discount is amortized over the term of the loan. The loan is repayable in ten instalments of $6,774 of principal and interest which commenced January 6, 2023. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 150%.

During the year ended January 31, 2023, the Company converted a total of $25,000 of the convertible notes, and $1,541 of accrued interest into 16,434 common shares. During the year ended January 31, 2022, the Company converted a total of $125,000 of the convertible notes, $27,691 of accrued interest and $8,750 of fees into 89,771 common shares.

As of January 31, 2023, the Company had $10,301,318 of aggregate debt in default. The agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. The Company continues to accrue interest at the listed rates, and plans to seek their conversion or payoff within the next twelve months.

NOTE 10 – DERIVATIVE LIABILITIES

As of January 31, 2023 and January 31, 2022, the Company had derivative liabilities of $3,271,058 and $1,263,442, respectively. During the years ended January 31, 2023 and 2022 the Company recorded (gains) losses of $665,949 and ($235,703) from the change in the fair value of derivative liabilities, respectively.

The derivative liabilities are valued as a level 3 input for valuing financial instruments.

The following table presents changes in Level 3 liabilities measured at fair value for the years ended January 31, 2023 and January 31, 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs (in thousands).

Level 3
Derivatives
Balance, January 31, 2021	$213,741
Changes due to Issuance of New Convertible Notes	1,933,343
Reduction of derivative due to extinguishment or repayment	(556,661)
Reinstatement of Derivative to Equity	(15,134)
Changes due to Conversion of Notes Payable	(76,144)
Mark to Market Change in Derivatives	(235,703)

Balance, January 31, 2022	1,263,442
Changes due to Issuance of New Convertible Notes	1,943,780
Reduction of derivative due to extinguishment or repayment	(28,370)
Changes due to Conversion of Notes Payable	(3,548)
Mark to Market Change Reclassification of Debt Discount	(570,195)
Mark to Market Change in Derivatives	665,949
Balance, January 31, 2023	$3,271,058

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices which are linked to the trading and/or bid prices of the Company’s common stock as traded on the OTC market.

As the price of the common stock varies it triggers a gain or loss based upon the discount to market assuming the debt was converted at the balance sheet date.

The fair value of the derivative liability is determined using the lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s embedded conversion features that are categorized within Level 3 of the fair value hierarchy as of January 31, 2023, is as follows:

Embedded
Derivative Liability
As of January 31, 2023
Strike price	$7.38 - $8.46
Contractual term (years)	0.03 - 1.0 years
Volatility (annual)	132.50% - 238.3%
Underlying fair market value	$1.68
Risk-free rate	7.11% - 8.46%
Dividend yield (per share)	0%

NOTE 11 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 20,000,000 shares of Preferred Stock, having a par value of $0.001 per share.

Series A Preferred Stock

The Series A Preferred Stock has an automatic forced conversion into common stock upon the completion of the repurchase or extinguishing of all “toxic” debt (notes having conversion features tied to the Company’s common stock), the extinguishing of all other existing dilutive debt or equity structures, and total recapitalization of the Company. As of both January 31, 2023, and January 31, 2022 the Company had 0 shares of Series A Preferred issued and outstanding and 330,000 authorized with a par value of $0.001 per share.

At both January 31, 2023 and January 31, 2022, respectively, there were 20,000 and 20,000 Series B preferred shares outstanding. The Series B Preferred Stock have voting rights equal to 66.7% of the total voting rights at any time. There are no conversion rights granted holders of Series B Preferred shares, they are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 20,000 Series B preferred shares authorized and issued of the Series B Preferred Stock with a par-value of $0.001 per share.

At both January 31, 2023 and January 31, 2022, there were 0 and 7,250 Series C preferred shares outstanding, respectively. The Series C Preferred Stock have the right to convert into the common stock of the Company by multiplying the number of issued and outstanding shares of common stock by 2.63 on the conversion date. The holders of Series C Preferred shares are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 7,250 Series C preferred shares authorized and 0 shares issued with a par-value of $0.001 per share. The 7,250 Series C Preferred shares were converted into 905,110 common shares on February 1, 2022.

At both January 31, 2023 and January 31, 2022, there were 870 Series D preferred shares authorized and outstanding, respectively which with a par value $.001. All shares of Series D Preferred Stock will rank subordinate and junior to all shares of Series A, B and C of Preferred Stock of the Corporation and pari passu with any of the Corporation’s preferred stock hereafter created as to distributions of assets upon dissolution or winding up of the Corporation, whether voluntary or involuntary. These shares are non-voting, do not receive dividends and are redeemable according to the terms set out below:

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

Neither the Company nor any Series D preferred stockholders has given notice to exercise the redemption as of January 31, 2023 or by the date the financial statements were issued.

Because the holders of the Series D preferred stock have the right to demand cash redemption, the cumulative amount of the redemption feature is included in Temporary Equity as of January 31, 2023 and 2022.

Common Stock

The Company is authorized to issue 75,000,000 common shares at a par value of $0.000001 per share. These shares have full voting rights. The Company undertook a 10-1 reverse stock split on April 28, 2022. The share capital has been retrospectively adjusted accordingly to reflect these reverse stock splits. At January 31, 2023 and January 31, 2022 there were 1,917,982 and 341,023 shares outstanding and issuable, respectively.  No dividends were paid in the years ended January 31, 2023 or 2022. The Company’s articles of incorporation include a provision that the Company is not allowed to issue fractional shares. Included in the shares outstanding at January 31, 2023 and January 31, 2022 are 148,995 and 1,875 issuable shares. Subsequent to January 31, 2023 67,120 of these issuable shares were issued.

The Company issued the following shares of common stock in the year ended January 31, 2023:

●   The Company issued 905,110 shares upon conversion of 7,250 Series C preferred shares.

●   The Company issued 629,881 common shares along with warrants to purchase 1,098,333 common shares (see below) along with debt for relative fair value of $2,451,982.

●   The Company issued 3,600 shares for a fair value of $10,980 to settle accounts payable of $18,000. A gain of $7,020 was recorded.

●   Conversion of $25,000 notes payable, $1,541 accrued interest to 16,434 shares of common stock.

●   A lender exercised on a cash-free basis warrants to acquire 29,155 shares and received 20,000 shares.

●   The Company cancelled 741 common shares pursuant to an SEC enforcement action against a lender.

●   As part of the reverse split on April 28, 2022 the Company issued 2,675 shares to round up those shareholders for partial shares.

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

●   The Company issued 10,729 shares to lenders as commitment fee with a relative fair value of $234,237.

Options and Warrants:

The Company has 250,000 options outstanding as of January 31, 2023 and 50,000 as of January 31, 2022.

The Company recorded option and warrant expense of $1,998,000 and $1,263,500 for the years ended January 31, 2023 and January 31, 2022, respectively.

For the year ended January 31 ,2023 the Company issued the following options and warrants:

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

For the year ended January 31, 2023, the Company issued 629,881 common shares and warrants to purchase 1,098,333 common shares along with debt to various lenders as well as warrants to acquire 180,000 common shares as penalty interest. The table below provides the significant estimates used that resulted in the Company determining the relative fair value of the 629,881 common shares and 1,098,333 warrants at $2,451,982, which has been recorded as a debt discount and the 180,000 warrants at $880,275 which has been recorded as interest both with corresponding adjustments to paid-in capital.

Expected volatility	1,686 - 2,227%
Exercise price	$4.45 - $15.00
Stock price	$0.95 - $11.99
Expected life	3 - 5 years
Risk-free interest rate	1.76% - 4.45%
Dividend yield	0%

For the year ended January 31 ,2022 the Company issued the following warrants:

On July 27, 2021, the Company issued a warrant to Triton Funds LP (“Triton”) to acquire 30,000 shares of the Company’s common stock as part of the Common Stock Purchase Agreement with Triton which allows Triton to purchase shares of our common stock and which was included in the Registration Statement on Form S-1 the Company filed on August 5, 2021 and which went effective on August 18, 2021. The table A below provides the significant estimates used that resulted in the Company determining the fair value of the warrant at $600,000, which has been recorded as a deferred offering cost. At January 31,2022 the Company recorded $530,370 of the deferred offering costs against the total net proceeds received in paid-in capital, with the remaining $69,630 charged as interest expense.

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

The table D below provides the significant estimates used that resulted in the Company determining the fair value of the warrant at $2,073,053.

Table D

Expected volatility	304% - 311%
Exercise price	$15.00
Stock price	$9.00 - $18.80
Expected life	5 years
Risk-free interest rate	1.43%
Dividend yield	0%

The Company had the following options and warrants outstanding at January 31, 2023:

Issued To	# Warrants	Dated	Expire	Strike Price *	Expired	Exercised
Lender	95,000	08/28/2020	08/28/2023	$4.00 per share	N	N
Broker	250	10/11/2020	10/11/2025	$45.00 per share	N	N
Broker	300	11/25/2020	11/25/2025	$30.00 per share	N	N
Triton	30,000	07/27/2021	07/27/2024	$21.10 per share	N	N
Consultant	25,000	08/26/2021	08/26/2024	$15.00 per share	N	N
Lender	60,845	11/12/2021	11/12/2026	$15.00 per share	N	N
Lender	90,000	11/12/2021	11/12/2026	$15.00 per share	N	N
Lender	30,000	1/27/2022	1/27/2025	$15.00 per share	N	N
Lender	120,000	2/14/2022	2/14/2027	$15.00 per share	N	N
Lender	35,000	2/25/2022	2/25/2027	$15.00 per share	N	N
Lender	15,000	2/25/2022	2/25/2027	$15.00 per share	N	N
Lender	20,000	3/9/2022	3/9/2027	$15.00 per share	N	N
Lender	20,000	3/9/2022	3/9/2027	$15.00 per share	N	N
Lender	11,000	4/22/2022	4/22/2027	$15.00 per share	N	N
Lender	44,000	4/22/2022	4/22/2027	$15.00 per share	N	N
Lender	15,000	2/26/2022	2/26/2025	$5.40 per share	N	N
Lender	15,000	3/28/2022	3/28/2025	$7.50 per share	N	N
Lender	15,000	4/27/2022	4/27/2025	$6.99 per share	N	N
Lender	15,000	5/27/2022	5/27/2025	$5.12 per share	N	N
Lender	33,333	5/19/2022	5/19/2027	$15.00 per share	N	N
Lender	100,000	6/27/2022	6/27/2027	$15.00 per share	N	N
Lender	15,000	6/26/2022	6/26/2025	$5.12 per share	N	N
Lender	15,000	7/26/2022	7/26/2025	$5.12 per share	N	N
Lender	100,000	7/5/2022	7/5/2027	$15.00 per share	N	N
Lender	50,000	7/6/2022	7/6/2027	$15.00 per share	N	N
Lender	50,000	7/6/2022	7/6/2027	$15.00 per share	N	N
Lender	50,000	7/11/2022	7/11/2027	$15.00 per share	N	N
Lender	100,000	8/11/2022	8/11/2027	$15.00 per share	N	N
Lender	100,000	8/22/2022	8/22/2027	$15.00 per share	N	N
Lender	100,000	8/22/2022	8/22/2027	$15.00 per share	N	N
Lender	15,000	8/25/2022	8/25/2025	$5.10 per share	N	N
Lender	15,000	9/24/2022	9/24/2025	$4.00 per share	N	N
Lender	15,000	10/24/2022	10/24/2025	$3.30 per share	N	N
Lender	75,000	11/10/2022	11/10/2027	$15.00 per share	N	N
Lender	75,000	11/10/2022	11/10/2027	$15.00 per share	N	N
Lender	15,000	11/23/2022	11/23/2025	$2.20 per share	N	N
Lender	15,000	12/23/2022	12/23/2025	$3.30 per share	N	N
Lender	15,000	1/22/2023	1/22/2026	$3.30 per share	N	N

__________

*	The strike price is subject to price adjustments due to dilutive issuance clauses.

The Company had the following fully vested options outstanding at January 31, 2023:

Issued To	# Options	Dated	Expire	Strike Price	Expired	Exercised
T. Armes	50,000	10/14/2021	7/11/2022	$15.00 per share	Y	N
T. Armes	250,000	7/11/2022	7/11/2027	$4.00 per share	N	N

The following table summarizes the activity of options and warrants issued and outstanding as of and for the year ended January 31, 2023 and 2022:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price *
Outstanding at January 31, 2021	—	$—	95,550	$4.20
Granted	50,000	15.00	265,000	15.70
Exercised	—	—	—	—
Forfeited and canceled	—	—	—	—
Outstanding at January 31, 2022	50,000	$—	360,550	$12.64
Granted	250,000	4.00	1,278,333	13.52
Exercised	—	—	(29,155)	(15.00)
Forfeited and canceled	(50,000)	(15.00)	—	—
Outstanding at January 31, 2023	250,000	$4.00	1,609,728	$13.49

__________

*	The exercise price is subject to price adjustments due to dilutive issuance clauses.

NOTE 12 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The income tax expense (benefit) consisted of the following for the fiscal year ended January 31, 2023 and 2022:

	January 31, 2023	January 31, 2022
Total current	$—	$—
Total deferred	—	—
Income tax expense (benefit)	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax benefit for the fiscal year ended January 31, 2023(in thousands):

January 31, 2023
Federal statutory (benefit)	$(3,528)
Permanent timing differences	1,602
Other	(305)
Change in valuation allowance	2,231
Total	$—

For the year ended January 31, 2023, the expected tax benefit is calculated at the 2019 statutory rate of 21%.

For the year ended January 31, 2023, the expected tax benefit, temporary timing differences and long-term timing differences are calculated at the 21% statutory rate.

Significant components of the Company’s deferred tax assets and liabilities were as follows for the fiscal year ended January 31, 2023 and 2022:

	January 31, 2023	January 31, 2022
Deferred tax assets:
Net operating loss carryforwards	$4,091,000	$1,860,000
Total deferred tax assets	4,091,000	1,860,000

Deferred tax liabilities:
Depreciation	—	—
Deferred revenue	—	—
Total deferred tax liabilities	—	—

Net deferred tax assets:
Less valuation allowance	(4,091,000)	(1,860,000)
Net deferred tax assets (liabilities)	$—	$—

The Company has incurred losses since inception, therefore, the Company has no federal tax liability.  Additionally there are limitations imposed by certain transactions which are deemed to be ownership changes which occurred in the Company on November 29, 2018.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward was approximately $19,485,000 at January 31, 2023.  The net operating loss carryforward that is available for carryforward for federal income tax purposes and begin to expire in 2039.

Although the Company has tax loss carry-forwards, there is uncertainty as to utilization prior to their expiration.  Accordingly, the future income tax asset amounts have been fully reserved by a valuation allowance.

The Company has maintained a full valuation allowance against its deferred tax assets at January 31, 2023 and 2022. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of realizing the net deferred tax asset, a full valuation allowance has been provided.

The Company does not have any uncertain tax positions at January 31, 2023 and 2022 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

During the fiscal year ended January 31, 2023 and 2022, the Company recognized no amounts related to tax interest or penalties related to uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. The Company currently has no years under examination by any jurisdiction.

On November 29, 2018, the Company consummated a share exchange agreement whereby there was a change of control and any net operating losses up to the date of the transaction were forfeited.

The Company’s tax returns for the years ended January 31, 2023, 2022, and 2021 are open for examination under Federal statute of limitations.

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

Maturity of Lease Liabilities	Operating Leases
January 31, 2024	$62,003
January 31, 2025	30,003
January 31, 2026	30,003
January 31, 2027	25,004
Total lease payments	147,013
Less: Interest	(8,462)
Present value of lease liabilities	$138,551

The Company had total rent expense and operating lease cost of $135,864 and $133,562 for the years ended January 31, 2023 and 2022, respectively.

NOTE 14 – EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts for the years ended January 31, 2023 and January 31, 2022 were determined as follows:

	For the Years Ended
	January 31,
	2023	2022
Numerator:
Net income (loss) available to common shareholders	$(17,784,524)	$(8,069,756)

Denominator:
Weighted average shares – basic	1,658,405	279,745

Net income (loss) per share – basic	$(10.72)	$(28.85)

Effect of common stock equivalents
Add: interest expense on convertible debt	731,169	83,502
Add: penalty interest	3,782,814	28,000
Add: amortization of debt discount	5,691,122	918,462
Less: gain on settlement of debt on convertible notes	(28,370)	(556,661)
Add (Less): loss (gain) on change of derivative liabilities	665,949	(235,703)
Net income (loss) adjusted for common stock equivalents	(6,941,841)	(7,832,156)

Dilutive effect of common stock equivalents:
Convertible notes and accrued interest	—	—
Convertible Class C Preferred shares	—	—
Warrants and options	—	—

Denominator:
Weighted average shares – diluted	1,658,405	279,745

Net income (loss) per share – diluted	$(10.72)	$(28.85)

The anti-dilutive shares of common stock equivalents for the years ended January 31, 2023 and January 31, 2022 were as follows:

	For the Years Ended
	January 31,
	2023	2022
Convertible notes and accrued interest	11,343,439	290,374
Convertible Class C Preferred shares	—	896,892
Options	250,000	50,000
Warrants	1,609.278	360,550
Total	13,202,717	1,597,816

NOTE 15 – RELATED PARTY TRANSACTIONS

As of January 31, 2023 and 2022, the Company had $74,111 and $46,173, respectively, of related party accrued expenses related to accrued compensation for employees and consultants. During the year ended January 31,2023 deferred salary of $28,438 was added and $500 was repaid.

During the year ended January 31,2023 shareholder loans, accrued interest and accounts payable totaling $210,740 were transferred to convertible notes payable. In addition, a shareholder advanced $20,000 and there were repayments of $33,561. During the year ended January 31, 2022 shareholders loaned $119,476 to the Company. The loans are non-interest-bearing and have no specified repayment terms.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to January 31, 2023 through to August 5, 2023 the Company entered into the following transactions:

•   On April 20, 2023, the Company entered into a convertible note for $77,000 with a one year maturity, interest rate of 12% with a warrant to purchase 388,884 common shares with a five year maturity and an exercise price of $0.25, and 50,000 common shares. The Company will receive $60,800 and recorded an original issue discount of $7,000 along with fees of $9,200. The discount is amortized over the term of the loan. The note is convertible at a price lower of $0.25 or 75% of offering price. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 150%. The note is secured on all assets of the Company subordinated to a prior security.

•   In April 2023, the Company issued an amended and restated note replacing the July 5, 2022 $250,000 note with a January 5, 2023 maturity. The terms of the amended note are that the Company received $70,000 with an original issue discount of $7,000. When combined the original with the original note having cash proceeds of $225,000 and an original issue discount of $25,000 the new note will now be $327,000 having total cash proceeds of $295,000 and total original issue discount of $32,000. In addition, the maturity of the note was revised to July 5, 2023 and the company issued a warrant to acquire 97,221 shares with a $1.00 exercise price and a 5 year maturity. On June 1, 2023 the Company further amended this note with a second amendment. The Company received $72,652 with an original issue discount of $8,850 bringing the value of the new note to $408,502 having total cash proceeds of $367,6523 with a total original issue discount of $40,850. In addition, the Company issued 100,000 common shares and a warrant to acquire up to 1,000,000 common shares at an exercise price of $0.00001 and a maturity upon full exercise of this warrant. On July 12, 2023, the Company again amended the above note with a third amendment. The Company received $50,000 with an original issue discount of $25,000. The principal value of this amended note is now $ 483,502.37 with total cash proceeds of $417,652.13 and total original issue discount of $65,850.24. Al l other terms and conditions remain the same. Default interest is 18%.

•   On July 17, 2023, the Company entered into a convertible note for $127,500 with a January 17, 2024, maturity, interest rate of 10% with 255,000 common shares. The Company will receive $115,000 and recorded an original issue discount of $11,500 along with fees of $1,000. The discount is amortized over the term of the loan. The note is convertible at a price lower of $0.20 or 80% of closing market price prior to conversion date. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, default interest is 18%. Penalty shares of 16.67% of the outstanding loan balance is due if the note is not paid at maturity.

•   On May 17, 2023 the Company entered into a Debt Forgiveness Agreement with its former CEO. Total debt owed to the CEO was $99,110 and was forgiven in exchange for the Company's 2021 Ram Truck.

•   The Company issued 167,598 common shares at fair value of $122,109 to settle accounts payable totaling $176,958. A gain of $54,849 was recorded.

•   Lenders converted $95,256 in debt, $7,964 in accrued interest and $2,600 in fees into 434,434 common shares.