Form 10-Q
period 2023-04-30
Auto Parts 4Less Group, Inc.
filed 2023-08-14
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

OR

[_] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period ___________ to ____________.

Commission File Number 000-55089

AUTO PARTS 4LESS GROUP, INC.

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

Yes [X]   No [_]

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

Yes [_]   No [X]

As of August 11, 2023, there were 2,723,499 shares of Common Stock of the issuer outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

AUTO PARTS 4LESS GROUP, INC.

Condensed Consolidated Balance Sheets

	April 30, 2023	January 31, 2023 *
Assets
Current Assets
Cash and Cash Equivalents	$53,713	$4,737
Inventory	45,289	50,000
Prepaid Expenses	15,650	8,019
Other Current Assets	6,452	34,989
Total Current Assets	121,104	97,745
Operating Lease Assets	114,423	138,551
Property and Equipment, net of accumulated depreciation of $185,892 and $173,475	159,055	171,472

Total Assets	$394,582	$407,768

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$1,409,342	$1,378,637
Accrued Expenses	2,718,721	2,334,368
Accrued Expenses – Related Party	94,291	74,111
Customer Deposits	16,250	38,448
Deferred Revenue	609	66,153
Short-Term Debt	3,196,905	3,088,993
Current Operating Lease Liability	29,784	53,912
Short-Term Convertible Debt, net of debt discount of $404,664 and $840,067	11,023,659	10,438,583
Derivative Liabilities	4,493,374	3,271,058
Shareholder Loans Payable	249,915	—
Current Portion – Long-Term Debt	24,907	24,569
Total Current Liabilities	23,257,757	20,768,832

Non-Current Lease Liability	84,639	84,639
Long-Term Debt	79,761	87,423

Total Liabilities	23,422,157	20,940,894

Commitments and Contingencies

Redeemable Preferred Stock
Series D Preferred Stock, $0.001 par value, 870 shares authorized, 870 and 870 shares issued and outstanding	870,000	870,000

Stockholders’ Deficit
Preferred Stock – Series A, $0.001 par value, 330,000 shares authorized, 0 and 0 shares issued and outstanding	—	—
Preferred Stock – Series B, $0.001 par value, 20,000 shares authorized, 20,000 and 20,000 shares issued and outstanding	20	20
Preferred Stock – Series C, $0.001 par value, 7,250 shares authorized, 0 and 0 shares issued and outstanding	—	—
Common Stock, $0.000001 par value, 75,000,000 shares authorized, 2,570,374 and 1,917,982 shares issued, issuable and outstanding	3	2
Additional Paid In Capital	25,209,951	24,833,110
Accumulated Deficit	(49,107,549)	(46,236,258)
Total Stockholders’ Deficit	(23,897,575)	(21,403,126)

Total Liabilities and Stockholders’ Deficit	$394,582	$407,768

*	Derived from audited information

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

AUTO PARTS 4LESS GROUP, INC.

Condensed Consolidated Statements of Operations

For the Three Months Ended April 30, 2023 and April 30, 2022

(Unaudited)

	2023	2022
Revenue	$136,064	$1,729,930

Cost of Revenue	13,324	1,468,003

Gross Profit	122,740	261,927

Operating Expenses:
Depreciation	12,417	12,938
Postage, Shipping and Freight	5,744	74,698
Marketing and Advertising	74,889	274,427
E Commerce Services, Commissions and Fees	180,929	330,697
Operating lease cost and rent	26,701	30,479
Personnel Costs	81,484	205,299
General and Administrative	147,096	354,417
Total Operating Expenses	529,260	1,282,955

Net Operating Loss	(406,520)	(1,021,028)

Other Income (Expense)
Gain (Loss) on Change in Fair Value of Derivatives	(1,006,700)	(337,737)
Gain on Settlement of Debt	(53,756)	3,589
Amortization of Debt Discount	(628,613)	(725,280)
Interest Expense	(775,702)	(513,702)
Total Other Income (Expense)	(2,464,771)	(1,573,130)

Net Income (Loss)	$(2,871,291)	$(2,594,158)

Basic Average Shares Outstanding	2,060,429	1,342,433
Basic Income (Loss) per Share	$(1.39)	$(1.93)
Diluted Weighted Average Shares Outstanding	2,060,429	1,342,433
Diluted Income (Loss) per Share	$(1.39)	$(1.93)

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

AUTO PARTS 4LESS GROUP, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months Ended April 30, 2023 and April 30, 2022

(Unaudited)

	Preferred Series A		Preferred Series B		Preferred Series C		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
January 31, 2022	—	—	20,000	20	7,250	7	341,023	—	19,465,327	(28,451,733)	(8,986,379)

Conversion of Preferred Series C Shares into Shares Of Common Stock	—	—	—	—	(7,250)	(7)	905,110	1	6	—	—

Relative Fair Value of Equity Issued with Debt	—	—	—	—	—	—	254,141	—	1,064,965	—	1,064,965

Penalty Warrants Recorded as Interest	—	—	—	—	—	—	—	—	315,150	—	315,150

Rounding shares	—	—	—	—	—	—	88	—	—	—	—

Net (Loss)	—	—	—	—	—	—	—	—	—	(2,594,158)	(2,594,158)

April 30, 2022	—	$—	20,000	$20	—	$—	1,500,362	$1	$20,845,448	$(31,045,891)	$(10,200,422)

	Preferred Series A			Preferred Series B		Preferred Series C		Common Stock		Paid in	Accumulated
	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
January 31, 2023	—	$—		20,000	$20	—	$—	1,917,982	$2	$24,833,110	$(46,236,258)	$(21,403,126)

Common Stock Issued as Payment for Accrued Expenses	—	—		—	—	—	—	167,958	—	122,109	—	122,109

Conversion of Notes Payable and Accrued Interest into Shares Of Common Stock	—	—		—	—	—	—	434,434	1	105,819	—	105,820

Derivative Liability Reclassified as Equity Upon Conversion of Common Shares	—	—		—	—	—	—	—	—	81,429	—	81,429

Penalty Warrants Expensed as Interest	—		—	—	—	—	—	—	—	34,500	—	34,500

Relative Fair Value of Equity Issued with Debt	—	—		—	—	—	—	50,000	—	32,984	—	32,984

Net Income	—	—		—	—	—	—	—	—	—	(2,871,291)	(2,871,291)

April 30, 2023	—	$—		20,000	$20	—	$—	2,570,374	$3	$25,209,951	$(49,107,549)	$(23,897,575)

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

AUTO PARTS 4LESS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended April 30, 2023 and April 30, 2022

(Unaudited)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(2,871,291)	$(2,594,158)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	12,417	12,938
(Gain) loss in Fair Value on Derivative Liabilities	1,006,700	337,737
Amortization of Debt Discount	628,613	725,280
Interest Expense on Penalty Warrants	34,500	315,150
Loan Penalties Capitalized to Loan	90,928	—
Debt Discount Expensed	5,000	—
Debt Discount in Excess of Face Value Charged as Interest	13,428	—
Gain on Settlement of Debt	53,756	(3,589)
Reduction of Right of Use Asset	24,128	27,357
Accretion of Lease Liability	2,573	3,122
Deferred Salary for Former CEO	20,000	—
Change in Operating Assets and Liabilities:
Decrease (Increase) in Inventory	4,711	33,702
(Increase) Decrease in Prepaid Rent and Expenses	(7,631)	(5,667)
(Increase) Decrease in Other Current Assets	28,537	11,346
Increase (Decrease) in Accounts Payable	51,289	(134,100)
Increase in Accrued Expenses	589,275	147,088
Increase (Decrease) in Accrued Expenses -Related Party	180	100
Operating Lease Payments	(26,701)	(30,479)
Increase (Decrease) in Customer Deposits	(22,196)	(239,216)
Increase (Decrease) in Deferred Revenue	(65,544)	(332,320)
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(427,328)	(1,725,709)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	—	(1,142)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	—	(1,142)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (Repayments) of Shareholder loans payable, net	249,915	(69,476)
Proceeds from Short Term Debt	107,980	—
Payments on Short Term Debt	(5,067)	(162,913)
Payments on Long Term Debt	(7,324)	(6,848)
Proceeds from Issuance of Convertible Notes Payable	130,800	2,395,250
Payments on Convertible Notes Payable	—	(45,600)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	476,304	2,110,413

NET INCREASE IN CASH	48,976	383,562

CASH AT BEGINNING OF PERIOD	4,737	77,498

CASH AT END OF PERIOD	$53,713	$461,060

Supplemental Disclosure of Cash Flows Information:
Cash Paid for Interest	$57,058	$23,872
Derivative Debt Discount	$137,012	$394,203
Relative Fair Value of Warrants and Common Shares Issued with Debt and Applies as Discount	$32,984	$1,064,965
Debt discount	$23,200	$474,750
Conversion of Series C Preferred Stock Into Common Stock	$—	$6
Conversion of Notes Payable, Accrued Interest and Derivative Into Common Stock	$187,249	$—
Issuance of Common Shares as Payment for Accrued Expenses	$122,109	$—

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

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim unaudited consolidated financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended January 31, 2023 and notes thereto contained in the Company’s Annual Report on Form 10-K filed on August 11, 2023.

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

Concentrations

Cost of Goods Sold

For the three months ended April 30, 2023 the Company purchased approximately 50% of its inventory and items available for sale from third parties from one vendors. As of April 30, 2023, the net amount due to one vendors included in accounts payable was $322,392. For the three months ended April 30, 2022, the Company purchased from three vendors approximately 52% of its inventory and items available for sale from third parties. As of April 30, 2022, the net amount due to these vendors included in accounts payable was $433,897. The Company believes there are numerous other suppliers that could be substituted should a supplier become unavailable or non-competitive.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. ASC 740, Accounting for Income Taxes requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. The Company’s gross deferred tax assets were revalued based on the reduction in the federal statutory tax rate from 35% to 21%. A corresponding offset has been made to the valuation allowance, and any potential other taxes arising due to the Tax Act will result in reductions to the Company’s net operating loss carryforward and valuation allowance. The Company will continue to analyze the Tax Act to assess its full effects on the Company’s financial results, including disclosures, for the Company’s fiscal year ending January 31, 2024, but the Company does not expect the Tax Act to have a material impact on the Company’s consolidated financial statements.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of April 30, 2023:

	April 30, 2023	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities – embedded redemption feature	$4,493,374	$—	$—	$4,493,374
Totals	$4,493,374	$—	$—	$4,493,374

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

The fair value of the derivative liability is determined using a lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, historical stock price volatility, the expected term, and both high risk and the risk-free interest rate. The most sensitive inputs to the model are for expected time for the holder to convert or be repaid and the estimated historical volatility of the Company’s common stock.  However, because the historical volatility of the Company’s common stock is so high (see Note 9), the sensitivity required to change the liability by 1% as of April 30, 2023 is greater than 25% change in historical volatility as of that date.  The other inputs, such as risk free rate, high yield cash rate and stock price all have a sensitivity for a 1% change in the input variable results in a significantly less than 1% change in the calculated derivative liability.

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

Disaggregation of Revenue: Channel Revenue

The following table shows revenue split between proprietary and third-party website revenue for the three months ended April 30, 2023 and 2022:

			Change
	2023	2022	$	%
Proprietary website and marketplace revenue	$106,833	1,236,243	$(1,129,410)	(91%	)
Third-party website revenue	29,231	493,687	(464,456)	(94%	)
Total Revenue	$136,064	$1,729,930	$(1,593,866)	(92%	)

The Company’s performance obligations are satisfied at the point in time when products are received by the customer, which is when the customer has title and obtained the significant risks and rewards of ownership. Therefore, the Company’s contracts have a single performance obligation (shipment of product). The Company primarily receives fixed consideration for sales of product and commissions on sales from the new consumer marketplace autopart4less.com. Shipping and handling amounts paid by customers are primarily for online orders, and are included in revenue. Sales tax and other similar taxes are excluded from revenue.

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

NOTE 2 – GOING CONCERN AND FINANCIAL POSITION

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $49,107,549 as of April 30, 2023 and has a working capital deficit at April 30, 2023 of $23,136,653. As of April 30, 2023, the Company only had cash and cash equivalents of $53,713 and approximately $14,085,000 of short-term loans and convertible debt in default. The short-term loans and debt and convertible debt agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. While the Company has plans to grow its revenues through the new website, at this time, our current liquidity position raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – PROPERTY

The Company capitalizes all property purchases over $1,000 and depreciates the assets on a straight-line basis over their useful lives of 3 years for computers and 7 years for all other assets. Property consists of the following at April 30, 2023 and January 31, 2023:

	April 30, 2023	January 31, 2023
Office furniture, fixtures and equipment	$95,183	$95,183
Shop equipment	43,004	43,004
Vehicles	206,760	206,760
Sub-total	344,947	344,947
Less: Accumulated depreciation	(185,892)	(173,475)
Total Property	$159,055	$171,472

Additions to fixed assets for the three months ended April 30, 2023 were $0. Additions to fixed assets for the three months ended April 30, 2022 were $1,142.

Depreciation expense was $12,917 and 12,938 for the three months ended April 30, 2023 and April 30, 2022, respectively.

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

Below is a summary of our lease assets and liabilities at April 30, 2023 and January 31, 2023.

Leases	Classification	April 30, 2023	January 31, 2023
Assets
Operating	Operating Lease Assets	$114,423	$138,551
Liabilities
Current
Operating	Current Operating Lease Liability	$29,784	$53,912
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	84,639	84,639
Total lease liabilities		$114,423	$138,551

Note: As most of our leases do not provide an implicit rate, we use our incremental borrowing rate of 8% based on the information available at commencement date in determining the present value of lease payments.

CAM charges were not included in operating lease expense and were expensed in general and administrative expenses as incurred.

Operating lease cost and rent was $26,701 and $30,479 for the three months ended April 30, 2023 and April 30, 2022, respectively.

NOTE 5 – CUSTOMER DEPOSITS

The Company receives payments from customers on orders prior to shipment and these customer deposits on cancelled orders were either returned to the customers subsequent to April 30, 2023 or will remain as deposits until the item is either delivered and recorded as revenue or cancelled and refunded. At April 30, 2023 the Company had received $16,250 (January 31, 2023- $38,448) in customer deposits for orders that were unfulfilled at April 30, 2023 and either canceled subsequent to year end or still awaiting shipment.

NOTE 6 – DEFERRED REVENUE

The Company receives payments from customers on orders prior to shipment and orders that were unfulfilled at April 30, 2023 because of both normal order processing and fulfillment requirements, and back orders are recorded as deferred revenue. At April 30, 2023 the Company had received $609 (January 31, 2023 - $66,153) in customer payments for orders that were unfulfilled at April 30, 2023 and delivered subsequent to April 30, 2023.

NOTE 7 – SHORT-TERM AND LONG-TERM DEBT

The components of the Company’s debt as of April 30, 2023 and January 31, 2023 were as follows:

	April 30, 2023		January 31, 2023
Forklift Note Payable, original note of $20,433 Sept 26, 2018, 6.23% interest, 60 monthly payments of $394.54 ending August 2023.(1)	2,705	*	3,836
Vehicle loan original loan of $93,239 February 16, 2021, 2.90 % interest. 72 monthly payments of $1,414 beginning on April 2, 2021 and ending on March 2, 2027. Secured by vehicle having net book value of $66,096.†	61,499	#	66,538
Vehicle loan original loan of $59,711 March 20,2021, 7.89% interest. 72 monthly payments of $1,048 beginning on May 4, 2021 and ending on April 4, 2027. Secured by vehicle having net book value of $61,943.†	43,169	#	45,454
Working Capital Note Payable - $700,000, dated October 29, 2021, repayment of $17,904 per week until Oct 29, 2022, interest rate of approximately 31%.(2,4,7)	351,923	*	351,923
Working Capital Note Payable - $650,000, dated October 25, 2021, repayment of $15,875 per week until October 25, 2022, interest rate of approximately 26%.(2,4,8)	439,882	*	443,819
Demand loan - $5,000 dated February 1, 2020, 15% interest, 5% fee on outstanding balance	5,000	*	5,000
Demand loan - $2,500, dated March 8, 2019, 25% interest, 5% fee on outstanding balance	2,500	*	2,500
Demand loan - $65,500 dated February 27, 2019, 25% interest, 5% fee on outstanding balance, Secured by the general assets of the Company	12,415	*	12,415
Promissory note - $60,000 dated September 18, 2020 maturing April 30, 2022(10), including $5,000 original issue discount, 15% compounded interest payable monthly.†	60,000	*	60,000
Promissory note - $425,000 dated August 28, 2020, including $50,000 original issue discount, 15% compounded interest payable monthly. This note matures when the Company receives proceeds through a financing event of $825,000 plus accrued interest on the note.(5)†	425,000	*	425,000
Promissory note - $1,200,000 dated August 28, 2020, maturing August 28, 2022, 12% interest payable monthly with the first six months interest deferred until the 6th month and added to principal.(6)†	1,200,000	*	1,200,000
Promissory note - $420,000 dated December 27, 2021, including $20,000 original issue discount, maturing January 27, 2022, non-interest bearing.(9)†	420,000	*	420,000
Promissory note - $30,000 dated November 4, 2022, including $5,000 original issue discount, maturing April 30, 2023, non-interest bearing.(11)	30,000	*	30,000
Promissory note - $90,000 dated November 7, 2022, including $15,000 original issue discount, maturing April 30, 2023, non-interest bearing.(3)	90,000	*	90,000
Demand loan, non-interest bearing.	80,480	*	22,500
Promissory note - $22,000 dated December 27, 2022, including $2,000 original issue discount maturing January 6, 2023, non-interest bearing.(10)†	22,000	*	22,000
Promissory note - $22,000 dated February 21, 2023, including $2,000 original issue discount maturing April 1, 2023, non-interest bearing.(10)†	22,000	*	—
Promissory note - $30,000 dated April 21, 2023, including $3,000 original issue discount maturing September 30, 2023, non-interest bearing.(10)	33,000	*	—
Total	$3,301,573		$3,200,985

	April 30, 2023	January 31, 2023
Short-Term Debt	$3,196,905	$3,088,993
Current Portion of Long-Term Debt	24,907	24,569
Long-Term Debt	79,761	87,423
Total	$3,301,573	$3,200,985

__________

†	In default.

*	Short-term loans.

#	Long-term loans of $43,169 including current portion of $9,538 and $61,499 including current portion $15,369.

(1)	Secured by equipment having a net book value of $6,545.

(2)	The amounts due under the note are personally guaranteed by an officer or a director of the Company.

(3)	Secured by all the assets of the Company. Penalty of 10% of principal amount and 60,000 3 year warrants with an exercise price based on based on previous day closing price on initial default and 2% of principal amount and 60,000 3 year warrants with an exercise price based on previous day closing price for every 30 day default period thereafter.

(4)	The Company has pledged a security interest on all accounts receivable and banks accounts of the Company.

(5)	Financing event would be a sale or issuance of assets, debt, shares or any means of raising capital. As the Company has entered into such a transaction the loan has reached maturity and is treated as current. An extension was granted on December 13, 2021 amending the maturity date to April 30, 2022

(6)	Secured by all assets of the Company. Loan payable in 2 instalments, $445,200 payable August 28, 2021 and $826,800 payable August 28, 2022. On December 13, 2021 the parties amended the maturity date for the first instalment to be April 30, 2022 with the second instalment date unchanged.

(7)	This loan replaces $500,000 loan dated June 4, 2021, $422,009 proceeds were used to repay this loan, net cash received was $253,491 after payment of $26,500 in fees.

(8)	This loan replaces $500,000 loan dated June 4, 2021, $359,919 proceeds were used to repay this loan, net cash received was $267,606 after payment of $22,475 in fees.

(9)	Penalty of 10% of principal amount and 30,000 3 year warrants with an exercise price of $15.00 on initial default and 2% of principal amount and 15,000 3 year warrants with an exercise price based on previous day closing price for every 30 day default period thereafter. Initial default and subsequent defaults to October 31, 2022 have been recorded.

(10)	Secured by all the assets of the Company and a personal guaranty from the CEO. Penalty of 15% of principal amount on initial default and 1.5% for every subsequent 7 day default period. The loan has not been repaid.

(11)	Secured by all the assets of the Company. Penalty of 10% of principal amount and 20,000 3 year warrants with an exercise price based on based on previous day closing price on initial default and 2% of principal amount and 20,000 3 year warrants with an exercise price based on previous day closing price for every 30 day default period thereafter.

The following are the minimum amounts due on the notes as of April 30, 2023:

Year Ended	Amount
April 30, 2024	$3,221,812
April 30, 2025	26,118
April 30, 2026	27,447
April 30, 2027	26,196
Total	$3,301,573

NOTE 8 – SHORT-TERM CONVERTIBLE DEBT

The components of the Company’s debt as of April 30, 2023 and January 31, 2023 were as follows:

	Interest	Default Interest	Conversion	Outstanding Principal at
Maturity Date	Rate	Rate	Price (a)	April 30, 2023	January 31, 2023
Nov. 4, 2013*	12%	12%	$1,800,000	$100,000	$100,000
Jan. 31, 2014*	12%	18%	$2,400,000	16,000	16,000
July 31, 2013*	12%	12%	$1,440,000	5,000	5,000
Jan. 31, 2014*	12%	12%	$2,400,000	30,000	30,000
Nov. 12, 2022*	8%	12%	(1)	3,000,000	3,000,000
Feb. 14, 2023*	12%	20%	(4)	2,400,000	2,400,000
Feb. 25, 2023*	12%	20%	(4)	195,000	250,000
Feb. 25, 2023*	12%	20%	(4)	700,000	700,000
Mar. 9 2023*	12%	20%	(4)	400,000	400,000
Mar. 9, 2023*	12%	20%	(4)	400,000	400,000
Apr. 22, 2023*	12%	20%	(4)	880,000	880,000
Apr. 22, 2023*	12%	20%	(4)	220,000	220,000
May 19, 2023*	12%	[16]%	(5)	500,000	500,000
Feb. 11, 2023*	12%	18%	(4)	275,000	275,000
Dec. 27, 2022*	12%	18%	(4)	275,000	275,000
Jan. 6, 2023*	12%	18%	(4)(b)(iv)	140,000	125,000
Jan. 6, 2023*	12%	18%	(4)(b)(iv)	140,000	125,000
Jan. 11, 2023*	12%	18%	(4)(b)(iv)	153,890	138,890
Apr. 22, 2023	12%	18%	(4)(b)(iv)	290,000	275,000
Apr. 22, 2023	12%	[18]%	(4)(b)iv)	290,000	275,000
Sept. 29, 2023*	12%	[22]%	(6)(b)(iii)	187,101	211,428
May 10, 2023	12%	[18]%	(2)	186,450	186,450
May 10, 2023	12%	18%	(2)	186,450	186,450
Nov. 21, 2023	12%	22%	(2)	54,432	54,432
July 5, 2024	12%	18%	(4)	327,000	250,000
Apr. 20, 2024	12%	18%	(3)	77,000	—
Sub-total				11,428,323	11,278,650
Debt Discount				(404,664)	(840,067)
				$11,023,659	$10,438,583

*	In default at filing date $11,024,323.
(1)	lesser of $ 1.25 or 75 % of offering price if there is an uplisting to a national securities exchange.
(2)	convertible at 20% discount of the offering price on company's uplist to NASDAQ and convertible upon default at conversion price lower of 75% of lowest trading price 20 days prior to conversion.
(3)	lesser of $ 0.25 or 75 % of offering price if there is an uplisting to a national securities exchange.
(4)	convertible upon default at conversion price lower of i) lowest price 20 days prior to Issuance ii) lowest price 20 days prior to conversion.
(5)	lesser of $ 5.00 or 75 % of offering price if there is an uplisting to a national securities exchange.
(6)	75% of lowest closing bid price ten days preceding conversion date in event of default.
(a)	Note all conversions are subject to dilutive issuance clauses where the conversion price will revert to the lowest transacted share price.
(b)	All debt issuances are subject to events of default which may trigger penalties. The Company was in default of non payment at maturity and therefore penalties resulted on some of the loans. Penalties totaling $90,928 were added to the principal of the loan with a corresponding adjustment to interest expense.
(i)	Penalty of 100% of the loan and accrued interest added to the principal and accrued interest, respectively.
(ii)	Penalty of 25% of the loan and accrued interest added to the principal and accrued interest, respectively.
(iii)	Penalty of 50% of the loan and accrued interest added to the principal and accrued interest, respectively.
(iv)	Penalty of 15,000 added to the principal of the loan.

The Company had accrued interest payable of $1,810,560 and $1,342,097 on the notes at April 30, 2023 and January 31, 2023, respectively.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that certain features in some instruments should be classified as liabilities due to there being a variable number of shares to be delivered upon settlement of the above conversion options. The derivative features are measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option and attached warrants resulted in a discount to the note on the debt modification date. For the three months ended April 30, 2023 and 2022, the Company recorded amortization expense of $628,613 and $725,280, respectively.

For the three months ended April 30, 2023 and 2022 the Company added $90,028 and $0 in penalty interest to the loans, respectively. For the three months ended April 30, 2023, lenders converted $95,256 of principal, $7,965 of interest, derivative of $ 81,429 and $2,600 of fees all totaling $187,249 into 434,434 common shares.

On April 20, 2023, the Company entered into a convertible note for $77,000 with a one year maturity, interest rate of 12% with a warrant to purchase 388,884 common shares with a five year maturity and an exercise price of $0.25, and 50,000 common shares. The Company will receive $60,800 and recorded an original issue discount of $7,000 along with fees of $9,200, a derivative discount of 60,800 for the conversion feature, recognized $27,541 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants and shares. The Company expensed $13,428 as interest which was the amount of the derivative discount that exceeded the face value of the loan. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, the note becomes due and payable at 150%. The note is secured on all assets of the Company subordinated to a prior security.

In April 2023, the Company issued an amended and restated note replacing the July 5, 2022 $250,000 note with a January 5, 2023 maturity. In addition, the Company issued a warrant to acquire 97,221 shares with a $1.00 exercise price and a 5 year maturity, and the maturity of the note was revised to July 5, 2023. The terms of the amended note are that the Company received $70,000 with an original issue discount of $7,000 a derivative discount of $76,212 for the conversion feature, recognized $5,443 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants. The original note had cash proceeds of $225,000 and an original issue discount of $25,000, a derivative discount of $33,860 for the conversion feature, recognized $139,638 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants and shares, and transaction fees of $35,000. When combined with the original note, the total new note will now be for $327,000 having total cash proceeds of $295,000 and total original issue discount of $32,000 a derivative discount of $110,072 for the conversion feature, recognized $145,101 based on a relative fair value calculation as debt discount with a corresponding adjustment to paid-in capital for the attached warrants and shares and transaction fees of $35,000. The discount is amortized over the term of the loan. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion.

As of April 30, 2023, the Company had $11,024,323 of convertible debt in default. The agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. The Company continues to accrue interest at the listed rates, and plans to seek their conversion or payoff within the next twelve months.

NOTE 9 – DERIVATIVE LIABILITIES

As of April 30, 2023 and January 31, 2023, the Company had derivative liabilities of $4,493,374 and $3,271,058, respectively. During the three months ended April 30, 2023 and 2022, the Company recorded a loss of $1,006,700 and a loss of $337,737, respectively, from the change in the fair value of derivative liabilities. Any liabilities resulting from the warrants outstanding are immaterial.

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

Level 3
Derivatives
Balance, January 31, 2023	$3,271,058
Changes Due to Issuance of New Convertible Notes	297,045
Changes due to Conversions of Notes Payable	(81,429)
Mark to Market Change in Derivatives	1,006,700
Balance, April 30, 2023	$4,493,374

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices which are linked to the trading and/or bid prices of the Company’s common stock as traded on the OTC market.

The fair value of the derivative liability is determined using the lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of April 30, 2023 is as follows:

Embedded Derivative Liability As of April 30, 2023
Strike price	$0.15 - 1.40
Contractual term (years)	0.08 - 1.00 years
Volatility (annual)	225% - 313.9%
Underlying fair market value	$0.15
Risk-free rate	10.78% - 11.25
Dividend yield (per share)	0

NOTE 10 – STOCKHOLDERS’ DEFICIT

Preferred Stock:

The Series A Preferred Stock has an automatic forced conversion into common stock upon the completion of the repurchase or extinguishing of all “toxic” debt (notes having conversion features tied to the Company’s common stock), the extinguishing of all other existing dilutive debt or equity structures, and total recapitalization of the Company. As of both April 30, 2023, and January 31, 2023 the Company had 0 shares of Series A Preferred issued and outstanding and 330,000 authorized with a par value of $0.001 per share.

At both April 30, 2023 and January 31, 2023, there were 20,000 and 20,000 Series B preferred shares outstanding, respectively. The Series B Preferred Stock have voting rights equal to 51% of the total voting rights at any time. There are no conversion rights granted holders of Series B Preferred shares, they are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 20,000 Series B preferred shares authorized and issued of the Series B Preferred Stock with a par-value of $0.001 per share.

At both April 30, 2023 and January 31, 2023, there were 0 Series C preferred shares outstanding, respectively. The Series C Preferred Stock have the right to convert into the common stock of the Company by multiplying the number of issued and outstanding shares of common stock by 2.63 on the conversion date. The holders of Series C Preferred shares are not entitled to dividends, and the Company does not have the right of redemption. On February 1, 2022 the 7,250 Series C Preferred stockholders converted all of their outstanding shares for 905,110 shares of common stock. Currently, there are 0 Series C preferred shares authorized and issued with a par-value of $0.001 per share.

At both April 30, 2023 and January 31, 2023, there were 870 Series D preferred shares authorized and outstanding, respectively which with a par value $0.001. All shares of Series D Preferred Stock will rank subordinate and junior to all shares of Series A, B and C of Preferred Stock of the Corporation and pari passu with any of the Corporation’s preferred stock hereafter created as to distributions of assets upon dissolution or winding up of the Corporation, whether voluntary or involuntary. These shares are non-voting, do not receive dividends and are redeemable according to the terms set out as follows:

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

Neither the Company nor any Series D preferred stockholders has given notice to exercise the redemption as of April 30, 2023 on the date of the financial statements.

Because the holders of the Series D preferred stock have the right to demand cash redemption, the cumulative amount of the redemption feature is included in Temporary Equity as of April 30, 2023 and January 31, 2023.

Common Stock

The Company is authorized to issue 75,000,000 common shares at a par value of $0.000001 per share. These shares have full voting rights. The Company undertook a 10-1 reverse stock split on April 28, 2022. The share capital has been retrospectively adjusted accordingly to reflect these reverse stock splits. At April 30, 2023 and January 31, 2023 there were 2,570,374 and 1,917,982 shares outstanding and issuable, respectively.  No dividends were paid in the three months ended April 30, 2023 or 2022. The Company’s articles of incorporation include a provision that the Company is not allowed to issue fractional shares.

The Company issued the following shares of common stock in the three months ended April 30, 2023:

-	Lenders converted $95,256 of principal, $7,965 of interest and $2,600 of fees all totaling $105,820 into 434,434 common shares.

-	The Company issued 167,958 common shares at fair value of $122,109 to settle $196,958 in accrued expenses and recorded a gain on settlement of debt of $74,489.

-	The Company issued 50,000 shares and warrants to acquire 486,105 common shares along with debt this quarter for a relative fair value of $32,984 with an adjustment to paid -on capital and a corresponding adjustment to debt discount.

The Company issued the following shares of common stock in the three months ended April 30, 2022:

The Company issued 905,110 shares upon conversion of 7,250 Series C preferred shares. Along with associated debt, the Company issued 254,141 shares and warrants to purchase 265,000 shares all with a relative fair value of $1,064,965.

Options and Warrants:

The Company has 250,000 and 250,000 options outstanding as of April 30, 2023 and January 31, 2023, respectively.

The Company recorded option and warrant expense of $0 and $0 for the three months ended April 30, 2023 and 2022, respectively.

For the quarter ended April 30, 2023 the Company issued warrants to purchase 486,105 common shares along with debt to various lenders as well as warrants to acquire 125,000 common shares as penalty interest. The table below provides the significant estimates used that resulted in the Company determining the relative fair value of the 486,105 warrants (and 50,000 common shares mentioned above) at $32,984, which has been recorded as a debt discount and the 125,000 warrants at $34,500 which has been recorded as interest both with corresponding adjustments to paid-in capital.

Expected volatility	588 - 2,224%
Exercise price	$0.15 - $1.03
Stock price	$0.15 - $1.10
Expected life	3 - 5 years
Risk-free interest rate	3.57% - 4.44%
Dividend yield	0%

The Company had the following warrants outstanding at April 30, 2023:

Issued To	# Warrants	Dated	Expire	Strike Price *	Expired	Exercised
Lender	95,000	08/28/2020	08/28/2023	$4.00 per share	N	N
Broker	250	10/11/2020	10/11/2025	$45.00 per share	N	N
Broker	300	11/25/2020	11/25/2025	$30.00 per share	N	N
Triton	30,000	07/27/2021	07/27/2024	$21.10 per share	N	N
Consultant	25,000	08/26/2021	08/26/2024	$15.00 per share	N	N
Lender	60,845	11/12/2021	11/12/2026	$15.00 per share	N	N
Lender	90,000	11/12/2021	11/12/2026	$15.00 per share	N	N
Lender	30,000	1/27/2022	1/27/2025	$15.00 per share	N	N
Lender	120,000	2/14/2022	2/14/2027	$15.00 per share	N	N
Lender	35,000	2/25/2022	2/25/2027	$15.00 per share	N	N
Lender	15,000	2/25/2022	2/25/2027	$15.00 per share	N	N
Lender	20,000	3/9/2022	3/9/2027	$15.00 per share	N	N
Lender	20,000	3/9/2022	3/9/2027	$15.00 per share	N	N
Lender	11,000	4/22/2022	4/22/2027	$15.00 per share	N	N
Lender	44,000	4/22/2022	4/22/2027	$15.00 per share	N	N
Lender	15,000	2/26/2022	2/26/2025	$5.40 per share	N	N
Lender	15,000	3/28/2022	3/28/2025	$7.50 per share	N	N
Lender	15,000	4/27/2022	4/27/2025	$6.99 per share	N	N
Lender	15,000	5/27/2022	5/27/2025	$5.12 per share	N	N
Lender	33,333	5/19/2022	5/19/2027	$15.00 per share	N	N
Lender	100,000	6/27/2022	6/27/2027	$15.00 per share	N	N
Lender	15,000	6/26/2022	6/26/2025	$5.12 per share	N	N
Lender	15,000	7/26/2022	7/26/2025	$5.12 per share	N	N
Lender	100,000	7/5/2022	7/5/2027	$15.00 per share	N	N
Lender	50,000	7/6/2022	7/6/2027	$15.00 per share	N	N
Lender	50,000	7/6/2022	7/6/2027	$15.00 per share	N	N
Lender	50,000	7/11/2022	7/11/2027	$15.00 per share	N	N
Lender	100,000	8/11/2022	8/11/2027	$15.00 per share	N	N
Lender	100,000	8/22/2022	8/22/2027	$15.00 per share	N	N
Lender	100,000	8/22/2022	8/22/2027	$15.00 per share	N	N
Lender	15,000	8/25/2022	8/25/2025	$5.10 per share	N	N
Lender	15,000	9/24/2022	9/24/2025	$4.00 per share	N	N
Lender	15,000	10/24/2022	10/24/2025	$3.30 per share	N	N
Lender	75,000	11/10/2022	11/10/2027	$15.00 per share	N	N
Lender	75,000	11/10/2022	11/10/2027	$15.00 per share	N	N
Lender	15,000	11/23/2022	11/23/2025	$2.20 per share	N	N
Lender	15,000	12/23/2022	12/23/2025	$3.30 per share	N	N
Lender	15,000	1/22/2023	1/22/2026	$3.30 per share	N	N
Lender	15,000	2/21/2023	2/21/2026	$1.03 per share	N	N
Lender	15,000	3/21/2023	1/22/2026	$1.00 per share	N	N
Lender	388,884	4/20/2023	4/20/2028	$1.00 per share	N	N
Lender	15,000	4/23/2023	1/22/2026	$0.20 per share	N	N
Lender	97,221	4/27/2023	4/27/2028	$0.25 per share	N	N
Lender	60,000	4/30/2023	1/22/2026	$0.15 per share	N	N
Lender	20,000	4/30/2023	1/22/2026	$0.15 per share	N	N

__________

*	The strike price is subject to price adjustments due to dilutive issuance clauses.

The following table summarizes the activity of options and warrants issued and outstanding as of and for the three months ended

April 30, 2023:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 31, 2023	250,000	$4.00	1,609,728	$13.49
Granted	—	—	611,105	0.75
Exercised	—	—	—	—
Forfeited and canceled	—	—	—	—
Outstanding at April 30, 2023	250,000	$4.00	2,220,833	$9.98

NOTE 11 – RELATED PARTY TRANSACTIONS

As of April 30, 2023 and January 31, 2023, the Company had $94,291 and $74,111, respectively of related party accrued expenses related to accrued compensation for employees and consultants.

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

Maturity of Lease Liabilities	Operating Leases
April 30 2024	$42,803
April 30, 2025	30,003
April 30, 2025	30,003
April 30, 2026	17,503
Total lease payments	120,312
Less: Interest	(5,889)
Present value of lease liabilities	$114,423

The Company had total operating lease and rent expense of $26,701 and $30,479 for the three months ended April 30, 2023 and 2022 respectively.

NOTE 13 – EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended
	April 30,
	2023	2022
Numerator:
Net income (loss) available to common shareholders	$(2,871,291)	$(2,594,158)

Denominator:
Weighted average shares – basic	2,060,429	1,342,433

Net income (loss) per share – basic	$(1.39)	$(1.93)

Effect of common stock equivalents
Add: interest expense on convertible debt	476,428	112,742
Add: amortization of debt discount	628,613	725,280
Add (less): (gain) loss on settlement of debt on convertible notes	54,756	—
Add (Less): loss (gain) on change of derivative liabilities	1,006,700	337,737
Net income (loss) adjusted for common stock equivalents	(704,794)	(1,418,399)
Dilutive effect of common stock equivalents:
Convertible notes and accrued interest	—	—
Convertible Class C Preferred shares	—	—
Warrants and options	—	—

Denominator:
Weighted average shares – diluted	2,060,429	1,342,433

Net income (loss) per share – diluted	$(1.39)	$(1.93)

The anti-dilutive shares of common stock equivalents for the three months ended April 30, 2023 and April 30, 2022 were as follows:

	For the Three Months Ended
	April 30,
	2023	2022

Convertible notes and accrued interest	65,499,076	701,281
Options	1,666,667	50,000
Warrants	15,611,885	670,550
Total	82,777,628	1,421,831

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to April 30, 2023 through to August 10, 2023:

•   The Company first entered into a $250,000 note with a lender on July 5, 2022 with a January 5, 2023 maturity. That note was amended on April 27, 2023 bringing it to $327,000 now with a July 6, 2023 maturity. On June 1, 2023 the Company further amended this note with a second amendment. The Company received $72,652 with an original issue discount of $8,850 bringing the value of the new note to $408,502 having total cash proceeds of $367,6523 with a total original issue discount of $40,850. In addition, the Company issued 100,000 common shares and a warrant to acquire up to 1,000,000 common shares at an exercise price of $0.00001 and a maturity upon full exercise of this warrant. On July 12, 2023, the Company again amended the above note with a third amendment. The Company received $50,000 with an original issue discount of $25,000. The principal value of this amended note is now $483,502.37 with total cash proceeds of $417,652.13 and total original issue discount of $65,850.24. All other terms and conditions remain the same. Default interest is 18%.

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

Nature of Business – Auto Parts 4Less Group Inc., formerly known The 4Less Group, Inc. and as MedCareers Group, Inc. (the “Company”, “MCGI”), was incorporated under the laws of the State of Nevada on December 5, 2007.

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

Results of Operations for the Three Months Ended April 30, 2023 Compared to the Three Months Ended April 30, 2022

The following table shows our results of operations for the three months ended April 30, 2023 and 2022. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

			Change
	2023	2022	$	%
Total Revenues	$136,064	$1,729,930	$(1,593,866)	(92%	)
Gross Profit	122,740	261,927	(139,187)	(53%	)
Total Operating Expenses	529,260	1,282,955	(753,695)	(59%	)
Total Other Income (Expense)	(2,464,771)	(1,573,130)	(891,641)	(57%	)
Net Income (Loss)	$(2,871,291)	$(2,594,158)	$(277,133)	(11%	)

Revenue

The following table shows revenue split between proprietary and third-party website revenue for the three months ended April 30, 2023 and 2022:

			Change
	2023	2022	$	%
Proprietary website and marketplace revenues	$106,833	$1,236,243	$(1,129,410)	(91%	)
Third party website revenues	29,231	493,687	(464,456)	(94%	)
Total Revenues	$136,064	$1,729,930	$(1,593,866)	(92%	)

We had total revenue of $136,064 for the three months ended April 30, 2023, compared to $1,729,930 for the three months ended April 30, 2022. Sales decreased by $1,129,410. For the three months ended April 30, 2023, the Company began selling off its inventory and transitioning its business to the newly developed autoplarts4less.com marketplace. For the three months ended April 30, 2023, marketplace revenues were $13,516 ($2022 - $0). There are no associated cost of sales with these revenues as they represent fees earned on sales. However, sales fell dramatically since the Company is only concentrating on the new marketplace which is its future and continues cutting costs associated with its old business model.

Gross Profit

We had gross profit of $122,740 for the three months ended April 30, 2023, compared to gross profit of $261,927 for the three months ended April 30, 2022. Gross profit decreased by $139,187 as a result of the decreased revenues explained above. However in terms of gross profit % there was a large increase from 15% in 2022 to 90% in 2023. We saw this due to realizations of inventory sold that was written off and reversals of deferred revenue and deposits previously accrued. As well, the marketplace revenue are fees earned on sales and have no associated cost of sale.

Operating Expenses

The following table shows our operating expenses for the three months ended April 30, 2023 and 2022:

			Change
	2023	2022	$	%
Operating expenses
Depreciation	$12,417	$12,938	$(521)	(4%	)
Postage, Shipping and Freight	5,744	74,698	(68,954)	(92%	)
Marketing and Advertising	74,889	274,427	(199,538)	(73%	)
E Commerce Services, Commissions and Fees	180,929	330,697	(149,768)	(45%	)
Operating lease cost	26,701	30,479	(3,778)	(12%	)
Personnel Costs	81,484	205,299	(123,815)	(60%	)
General and Administrative	147,096	354,417	(207,321)	(58%	)
Total Operating Expenses	$529,260	$1,282,955	$(753,695)	(59%	)

•   Depreciation decreased by $520.

•   Postage shipping and freight decreased by $68,954 due to lower sales, fewer shipments as a result of new focus on marketplace.

•   Marketing and advertising decreased by $199,539 due to cost cutting and limiting spend on new marketplace.

•   E Commerce Services, Commissions and Fees decreased by $149,768 due to lower sales.

•   Personnel Costs decreased by $123,815 due to staff reductions as a result of lower demand and CEO not taking a salary in 2023.

•   General and Administrative decreased by $207,321 due to a decreases of the following: $121,830 due to lower legal and accounting costs, $49,478 lower sub-contractors due to less outside work being needed for new marketplace compared to websites $22,410 decreases in insurance costs due to lower health plan costs on fewer employees, with the remaining decrease to office expenses.

Other Income (Expense)

The following table shows our other income and expenses for the three months ended April 30, 2023 and 2022:

			Change
	2023	2022	$	%
Other Income (Expense)
Gain (Loss) on Derivatives	$(1,006,700)	$(337,737)	$(668,963)	(198%	)
Gain on Settlement of Debt	(53,756)	3,589	(57,345)	(1,598%	)
Amortization of Debt Discount	(628,613)	(725,280)	(96,667)	(13%	)
Interest Expense	(775,702)	(513,702)	(262,000)	(51%	)
Total Other Income (Expense)	$(2,464,771)	$(1,573,130)	$(891,641)	(57%	)

The changes above can be explained by the increases in loss on derivatives and interest expense this quarter ended April 30, 2023. Debt increases, yet many notes reaching maturity led to an increase in interest expenses and slight decrease in amortization. The penalties added to the loans increased the loss on the derivatives.

We had a net loss of $2,871,291 for three months ended April 30, 2023, compared to net loss of $2,594,158 for three months ended April 30, 2022. The increase in net loss was mainly due to the increase in other expense offset partially by the lower operating costs.

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

As of April 30, 2023, we had a cash balance of $53,713, inventory of $45,289 and $23,257,757 in current liabilities. At the current cash consumption rate, we will need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	April 30, 2023	January 31, 2023
Current assets	$121,104	$97,745
Current liabilities	23,257,757	20,768,832
Working capital (deficits)	$(23,136,653)	$(20,671,087)

Net cash used in operations for the three months ended April 30, 2023 was $427,328 as compared to net cash used in operations of $1,725,709 for the three months ended April 30, 2022. Net cash used in investing activities for the three months ended April 30, 2023 was $0 as compared to $1,142 for the same period in 2022. Net cash provided by financing activities for the three months ended April 30, 2023 was $476,304 as compared to $2,110,413 for the three months ended April 30, 2022.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures can become effective. Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended April 30, 2023 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

(b)           Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Common Stock

On March 16, 2023, we issued an aggregate of 100,000 shares of Common Stock to a supplier for $1.00 per share as payment for services.

On March 16, 2023, we issued an aggregate of 6,000 shares of Common Stock to a supplier for $1.00 per share as payment for services.

On April 13, 2023, we issued an aggregate of 61,958 shares of Common Stock to a supplier for $1.00 per share as payment for services.

On April 20, 2023, pursuant to the senior secured promissory note issued to Auctus Fund, LLC, we issued 50,000 shares of Common Stock to the lender.

Warrants

On April 20, 2023, pursuant to the senior secured promissory note issued to Auctus Fund, LLC, we issued warrants to purchase 388,884 shares of Common Stock to the lender.

On April 27, 2023, pursuant to the amended and restated promissory note issued to AJB Capital Investment LLC, we issued warrants to purchase 97,221 shares of Common Stock to the lender.

Convertible Promissory Notes

On April 20, 2023, we issued a senior secured promissory note in the principal amount of $77,000 to Auctus Fund, LLC.

On April 27, 2023, we issued an amended and restated promissory note to AJB Capital Investments LLC in the principal amount of $327,000.

The sales of the securities above were made in reliance on Section 4(a)(2) under the Securities Act and were made without general solicitation or advertising. The securities offered have not been registered under the Securities Act, and may not be offered or sold in the United States without registration or an applicable exemption from the registration requirements of the Securities Act. There were no sales commissions paid in connection with the sales of these securities.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Auto Parts 4Less Group, Inc.

By:  /s/ Christopher Davenport

Christopher Davenport

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: August 14, 2023

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer and Principal Financial/Accounting Officer *
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial/Accounting Officer *
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document. **
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document **
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) **

__________

*   Filed herewith.

**   In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”