Form 10-Q
period 2023-07-31
Auto Parts 4Less Group, Inc.
filed 2023-09-20
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

Yes [_]   No [X]

As of September 18, 2023, there were 3,849,435 shares of Common Stock of the issuer outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

AUTO PARTS 4LESS GROUP, INC.

Condensed Consolidated Balance Sheets

	July 31, 2023	January 31, 2023 *
Assets
Current Assets
Cash and Cash Equivalents	$37,195	$4,737
Inventory	30,909	50,000
Prepaid Expenses	12,435	8,019
Other Current Assets	7,096	34,989
Total Current Assets	87,635	97,745
Operating Lease Assets	96,208	138,551
Property and Equipment, net of accumulated depreciation of $167,433 and $173,475	87,803	171,472

Total Assets	$271,646	$407,768

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$1,319,764	$1,378,637
Accrued Expenses	3,319,103	2,334,368
Accrued Expenses – Related Party	—	74,111
Customer Deposits	11,083	38,448
Deferred Revenue	1,399	66,153
Short-Term Debt	3,197,258	3,088,993
Current Operating Lease Liability	23,917	53,912
Short-Term Convertible Debt, net of debt discount of $598,166 and $840,067	11,472,284	10,438,583
Derivative Liabilities	6,470,081	3,271,058
Shareholder Loans Payable	224,572	—
Current Portion – Long-Term Debt	15,445	24,569
Total Current Liabilities	26,054,906	20,768,832

Non-Current Lease Liability	72,291	84,639
Long-Term Debt	43,521	87,423

Total Liabilities	26,170,718	20,940,894

Commitments and Contingencies

Redeemable Preferred Stock
Series D Preferred Stock, $0.001 par value, 870 shares authorized, 870 and 870 shares issued and outstanding	870,000	870,000

Stockholders’ Deficit
Preferred Stock – Series A, $0.001 par value, 330,000 shares authorized, 0 and 0 shares issued and outstanding	—	—
Preferred Stock – Series B, $0.001 par value, 20,000 shares authorized, 20,000 and 20,000 shares issued and outstanding	20	20
Preferred Stock – Series C, $0.001 par value, 7,250 shares authorized, 0 and 0 shares issued and outstanding	—	—
Common Stock, $0.000001 par value, 75,000,000 shares authorized, 3,532,374 and 1,917,982 shares issued, issuable and outstanding	4	2
Additional Paid In Capital	25,287,970	24,833,110
Accumulated Deficit	(52,057,066)	(46,236,258)
Total Stockholders’ Deficit	(26,769,072)	(21,403,126)

Total Liabilities and Stockholders’ Deficit	$271,646	$407,768

*	Derived from audited information

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

AUTO PARTS 4LESS GROUP, INC.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended July 31, 2023 and July 31, 2022

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2023	July 31, 2022	July 31, 2023	July 31, 2022

Revenue	$59,357	$1,341,122	$195,420	$3,071,052

Cost of Revenue	19,543	981,644	32,867	2,449,647

Gross Profit	39,814	359,478	162,553	621,405

Operating Expenses:
Depreciation	9,040	12,906	21,458	25,844
Postage, Shipping and Freight	7,807	40,251	13,551	114,949
Marketing and Advertising	28,628	240,399	103,517	514,826
E Commerce Services, Commissions and Fees	87,076	350,025	268,005	680,722
Operating lease cost	20,301	30,479	47,002	60,958
Personnel Costs	30,281	168,016	111,765	373,315
General and Administrative	269,005	2,243,220	416,098	2,597,637
Total Operating Expenses	452,138	3,085,296	981,396	4,368,251

Net Operating Loss	(412,324)	(2,725,818)	(818,843)	(3,746,846)

Other Income (Expense)
Gain (Loss) on Sale of Property and Equipment	3,057	—	3,057	—
Gain (Loss) on Derivatives	(1,133,090)	(319,889)	(2,139,790)	(657,626)
Gain on Settlement of Debt	91,138	5,822	37,382	9,411
Amortization of Debt Discount	(458,625)	(1,651,327)	(1,087,238)	(2,376,607)
Interest Expense	(1,039,673)	(811,714)	(1,815,375)	(1,325,416)
Total Other Income (Expense)	(2,537,193)	(2,777,108)	(5,001,964)	(4,350,238)

Net Income (Loss)	$(2,949,517)	$(5,502,926)	$(5,820,807)	$(8,097,084)

Basic Weighted Average Shares Outstanding;	2,691,590	1,564,169	2,564,071	1,454,787
Basic Income (Loss) per Share	$(1.10)	$(3.52)	$(2.27)	$(5.57)

Diluted Average Shares Outstanding;	2,691,590	1,564,169	2,564,071	1,454,787
Diluted Income (Loss) per Share	$(1.10)	$(3.52)	$(2.27)	$(5.57)

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

AUTO PARTS 4LESS GROUP, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Six Months Ended July 31, 2022 and July 31, 2021

(Unaudited)

	Preferred Series A		Preferred Series B		Preferred Series C		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

January 31, 2022	—	$—	20,000	$20	7,250	$7	341,023	$—	$19,465,327	$(28,451,733)	$(8,986,379)

Conversion of Preferred Series C Shares into Shares Of Common Stock	—	—	—	—	(7,250)	(7)	905,110	1	6	—	—

Relative Fair Value of Equity Issued with Debt	—	—	—	—	—	—	254,141	—	1,064,965	—	1,064,965

Penalty Warrants Recorded as Interest	—	—	—	—	—	—	—	—	315,150	—	315,150

Rounding shares	—	—	—	—	—	—	88	—	—	—	—

Net (Loss)	—	—	—	—	—	—	—	—	—	(2,594,158)	(2,594,158)

April 30, 2022	—	$—	20,000	$20	—	$—	1,500,362	$1	$20,845,448	$(31,045,891)	$(10,200,422)

Relative Fair Value of Equity Issued with Debt	—	—	—	—	—	—	221,500	1	794,465	—	794,466

Exercise of warrants	—	—	—	—	—	—	10,000	—	—	—	—

Penalty Warrants Recorded as Interest	—	—	—	—	—	—	—	—	280,050	—	280,050

Stock Based Compensation	—	—	—	—	—	—	—	—	1,998,000	—	1,998,000

Rounding shares	—	—	—	—	—	—	2,587	—	—	—	—

Net (Loss)	—	—	—	—	—	—	—	—	—	(5,502,926)	(5,502,926)

July 31, 2022	—	$—	20,000	$20	—	$—	1,734,449	$2	$23,917,963	$(36,548,817)	$(12,630,832)

	Preferred Series A			Preferred Series B		Preferred Series C		Common Stock		Paid in	Accumulated
	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

January 31, 2023	—	$—		20,000	$20	—	$—	1,917,982	$2	$24,833,110	$(46,236,258)	$(21,403,126)

Common Stock Issued as Payment for Accrued Expenses	—	—		—	—	—	—	167,958	—	122,109	—	122,109

Conversion of Notes Payable and Accrued Interest into Shares Of Common Stock	—	—		—	—	—	—	434,434	1	105,819	—	105,820

Derivative Liability Reclassified as Equity Upon Conversion of Common Shares	—	—		—	—	—	—	—	—	81,429	—	81,429

Penalty Warrants Expensed as Interest	—		—	—	—	—	—	—	—	34,500	—	34,500

Relative Fair Value of Equity Issued with Debt	—	—		—	—	—	—	50,000	—	32,984	—	32,984

Net Income	—	—		—	—	—	—	—	—	—	(2,871,291)	(2,871,291)

April 30, 2023	—	$—		20,000	$20	—	$—	2,570,374	$3	$25,209,951	$(49,107,549)	$(23,897,575)

Penalty Warrants Expensed as Interest	—		—	—	—	—	—	—	—	78,020	—	78,020

Relative Fair Value of Equity Issued with Debt	—	—		—	—	—	—	962,000	1	(1)	—	—

Net Income	—	—		—	—	—	—	—	—	—	(2,949,517)	(2,949,517)

July 31, 2023	—	$—		20,000	$20	—	$—	3,532,374	$4	$25,287,970	$(52,057,066)	$(26,769,072)

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

AUTO PARTS 4LESS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended July 31, 2023 and July 31, 2022

(Unaudited)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(5,820,807)	$(8,097,084)
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation	21,458	25,844
Reduction of Right of Use Asset	42,343	52,658
Accretion of Lease Liability	4,659	8,300
(Gain) loss in Fair Value on Derivative Liabilities	2,139,790	657,626
Amortization of Debt Discount	1,087,238	2,376,607
Debt Discount Expensed	5,000	—
Debt Discount in Excess of Face Value of Note to Interest Expense	318,355	225,429
Loan Penalties Capitalized to Loan	90,928	—
Interest Expense on Penalty Warrants	112,520	595,200
Stock Based Compensation	—	1,998,000
Deferred Salary for Former CEO	20,000	—
Gain on Sale of Property and Equipment	(3,056)	—
Gain on Settlement of Debt	(37,382)	(9,411)
Change in Operating Assets and Liabilities:
Decrease in Inventory	19,091	142,138
(Increase) in Prepaid Rent and Expenses	(4,417)	(69,048)
Decrease (Increase) in Other Current Assets	27,893	(10,117)
Decrease in Bank Overdraft	—	(11,055)
Decrease in Accounts Payable	(37,840)	(293,652)
Increase (Decrease) in Accrued Expenses	1,189,657	352,990
Operating Lease Payments	(47,002)	(60,958)
Decrease in Accrued Expenses -Related Party	—	(500)
Decrease in Customer Deposits	(27,365)	(305,796)
Decrease in Deferred Revenue	(64,754)	(568,990)
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(963,691)	(2,991,819)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	—	(1,142)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	—	(1,142)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Convertible Notes Payable	688,702	3,541,918
Proceeds from Short Term Debt	107,980	—
Payments on Short Term Debt	(4,715)	(341,112)
Shareholder Loans Payable	224,572	20,000
Repayments on Shareholder Loans Payable	—	(30,061)
Payments on Long Term Debt	(10,390)	(15,809)
Payments on Convertible Notes Payable	(10,000)	(114,000)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	996,149	3,060,936

NET INCREASE IN CASH	32,458	67,975

CASH AT BEGINNING OF PERIOD	4,737	77,498

CASH AT END OF PERIOD	$37,195	$145,473

Supplemental Disclosure of Cash Flows Information:
Cash Paid for Interest	$109,444	$45,300
Issuance of Shares as payment for Accrued Expenses	$122,109	$—
Transfer of Vehicle At Fair Market Value to Accounts Payable Related Party	$65,000	$—
Transfer of Vehicle Loan to Accounts Payable Related Party	$42,535	$—
Convertible Notes Interest ,Fees and Derivatives Converted to Common Stock	$187,249	$—
Fair Value of Instruments Issued With Debt	$32,984	$1,859,430
Derivative Debt Discount	$694,914	$879,213
Debt Discount	$96,425	$696,972

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

4LESS was formed as Vegas Suspension & Offroad, LLC on October 24, 2013, as a Nevada limited liability company and converted to a Nevada corporation with the same name on May 8, 2017. On April 2, 2018, the Company changed its name to The 4LESS Corp. The Corporation had S Corporation status. The Corporation operates as an e-commerce auto and truck parts sales company. As a result of the share exchange, The 4Less Group, Inc. is now a holding company operating through 4LESS and offers products including exhaust systems, suspension systems, wheels, tires, stereo systems, truck bed covers, and shocks. On December 30, 2019 4LESS changed its name to Auto Parts 4Less, Inc.. On April 28, 2022, the Company changed its name from The 4Less Group, Inc. to Auto Parts 4Less Group, Inc.

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

Concentrations

Cost of Goods Sold

For the three months ended July 31, 2023 the Company purchased approximately 20% of its inventory and items available for sale from third parties from three vendors. As of July 31, 2023, the net amount due to one vendors included in accounts payable was $322,392. For the three months ended July 31, 2022 the Company purchased approximately 51% of its inventory and items available for sale from third parties from three vendors. As of July 31, 2022, the net amount due to the three vendors included in accounts payable was $308,886. The Company believes there are numerous other suppliers that could be substituted should a supplier become unavailable or non-competitive.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of July 31, 2023:

	July 31, 2023	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities – embedded redemption feature	$6,470,081	$—	$—	$6,470,081
Totals	$6,470,081	$—	$—	$6,470,081

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

Disaggregation of Revenue: Channel Revenue

The following table shows revenue split between proprietary and third-party website revenue for the three months ended July 31, 2023 and 2022:

			Change
	2023	2022	$	%
Proprietary website and marketplace revenues	$11,183	$902,594	$(891,410)	(99%	)
Third party website revenue	48,173	438,528	(390,355)	(89%	)
Total Revenue	$59,357	$1,341,122	$(1,281,765)	(96%	)

The following table shows revenue split between proprietary and third-party website revenue for the six months ended July 31, 2023 and 2022:

			Change
	2023	2022	$	%
Proprietary website and marketplace revenue	$118,017	$2,138,837	$(2,020,820)	(94%	)
Third party website revenue	77,403	932,215	(854,812)	(92%	)
Total Revenue	$195,420	$3,071,052	$(2,875,632)	(94%	)

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

NOTE 2 – GOING CONCERN AND FINANCIAL POSITION

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $52,057,066 as of July 31, 2023 and has a working capital deficit at July 31, 2023 of $25,967,271. As of July 31, 2023, the Company only had cash and cash equivalents of $37,195 and approximately $14,560,000 of short term and convertible debt in default. These debt agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. The Company is renegotiating with its lenders. While the Company has plans to grow its revenues through the new marketplace, at this time, our current liquidity position raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – PROPERTY

The Company capitalizes all property purchases over $1,000 and depreciates the assets on a straight-line basis over their useful lives of 3 years for computers and 7 years for all other assets. Property consists of the following at July 31, 2023 and January 31, 2022:

	July 31, 2023	January 31, 2023
Office furniture, fixtures and equipment	$95,183	$95,183
Shop equipment	43,004	43,004
Vehicles	117,049	206,760
Sub-total	255,236	344,947
Less: Accumulated depreciation	(167,433)	(173,475)
Total Property	$87,803	$171,472

Additions to fixed assets for the six months ended July 31, 2023 were $0. Additions to fixed assets for the six months ended July 31, 2022 were $1,142.

For the six months ended July 31, 2023, a vehicle having a cost of $89,711 and a net book value of $61,953 was sold to a former director for fair value proceeds of $65,000 and a gain on sale of property and equipment of $3,057 were recorded. There were no disposals for the six months ended July 31, 2022.

Depreciation expense was $9,040 and $12,906 for the three months ended July 31, 2023, and July 31, 2022, respectively.

Depreciation expense was $21,458 and $25,844 for the six months ended July 31, 2023, and July 31, 2022, respectively.

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

Below is a summary of our lease assets and liabilities at July 31, 2023 and January 31, 2023.

Leases	Classification	July 31, 2023	January 31, 2023
Assets
Operating	Operating Lease Assets	$96,208	$138,551
Liabilities
Current
Operating	Current Operating Lease Liability	$23,917	$53,912
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	72,291	84,639
Total lease liabilities		$96,208	$138,551

Note: As most of our leases do not provide an implicit rate, we use our incremental borrowing rate of 8% based on the information available at commencement date in determining the present value of lease payments.

CAM charges were not included in operating lease expense and were expensed in general and administrative expenses as incurred.

Operating lease cost and rent was $20,301 and $30,479 for the three months ended July 31, 2023, and July 31, 2022, respectively.

Operating lease cost and rent was $47,002 and $60,958 for the six months ended July 31, 2023, and July 31, 2022, respectively.

NOTE 5 – CUSTOMER DEPOSITS

The Company receives payments from customers on orders prior to shipment and these customer deposits on cancelled orders were either returned to the customers subsequent to July 31 2023 or will remain as deposits until the item is either delivered and recorded as revenue or cancelled and refunded. At July 31, 2023 the Company had received $11,083 (January 31, 2023- $38,448) in customer deposits for orders that were unfulfilled at July 31, 2023 and either canceled subsequent to year end or still awaiting shipment.

NOTE 6 – DEFERRED REVENUE

The Company receives payments from customers on orders prior to shipment and orders that were unfulfilled at July 31, 2023 because of both normal order processing and fulfillment requirements, and back orders are recorded as deferred revenue. At July 31, 2023 the Company had received $1,399 (January 31, 2023 - $66,153) in customer payments for orders that were unfulfilled at July 31, 2023 and delivered subsequent to July 31, 2023.

 NOTE 7 – SHORT-TERM AND LONG-TERM DEBT

The components of the Company’s debt as of July 31, 2023 and January 31, 2023 were as follows:

	July 31, 2023		January 31, 2023
Forklift Note Payable, original note of $20,433 Sept 26, 2018, 6.23% interest, 60 monthly payments of $394.54 ending August 2023.(1)	1,558	*	3,836
Vehicle loan original loan of $93,239 February 16, 2021, 2.90 % interest. 72 monthly payments of $1,414 beginning on April 2, 2021 and ending on March 2, 2027. Secured by vehicle having net book value of $62,646.	58,966	#	66,538
Vehicle loan original loan of $59,711 March 20,2021, 7.89% interest. 72 monthly payments of $1,048 beginning on May 4, 2021 and ending on April 4, 2027. Secured by vehicle having net book value of $61,943.	—		45,454
Working Capital Note Payable - $700,000, dated October 29, 2021, repayment of $17,904 per week until Oct 29, 2022, interest rate of approximately 31%.(2,4,7)†	351,923	*	351,923
Working Capital Note Payable - $650,000, dated October 25, 2021, repayment of $15,875 per week until October 25, 2022, interest rate of approximately 26%.(2,4,8)†	441,382	*	443,819
Demand loan - $5,000 dated February 1, 2020, 15% interest, 5% fee on outstanding balance	5,000	*	5,000
Demand loan - $2,500, dated March 8, 2019, 25% interest, 5% fee on outstanding balance	2,500	*	2,500
Demand loan - $65,500 dated February 27, 2019, 25% interest, 5% fee on outstanding balance, Secured by the general assets of the Company	12,415	*	12,415
Promissory note - $60,000 dated September 18, 2020 maturing April 30, 2022(10), including $5,000 original issue discount, 15% compounded interest payable monthly.†	60,000	*	60,000
Promissory note - $425,000 dated August 28, 2020, including $50,000 original issue discount, 15% compounded interest payable monthly. This note matures when the Company receives proceeds through a financing event of $825,000 plus accrued interest on the note.(5)†	425,000	*	425,000
Promissory note - $1,200,000 dated August 28, 2020, maturing August 28, 2022, 12% interest payable monthly with the first six months interest deferred until the 6th month and added to principal.(6)†	1,200,000	*	1,200,000
Promissory note - $420,000 dated December 27, 2021, including $20,000 original issue discount, maturing January 27, 2022, non-interest bearing.(9)†	420,000	*	420,000
Promissory note - $30,000 dated November 4, 2022, including $5,000 original issue discount, maturing April 30, 2023, non-interest bearing.(11)†	30,000	*	30,000
Promissory note - $90,000 dated November 7, 2022, including $15,000 original issue discount, maturing April 30, 2023, non-interest bearing.(3)†	90,000	*	90,000
Demand loan, non-interest bearing.	80,480	*	22,500
Promissory note - $22,000 dated December 27, 2022, including $2,000 original issue discount maturing January 6, 2023, non-interest bearing.(10)†	22,000	*	22,000
Promissory note - $22,000 dated February 21, 2023, including $2,000 original issue discount maturing April 1, 2023, non-interest bearing.(10)†	22,000	*	—
Promissory note - $30,000 dated April 21, 2023, including $3,000 original issue discount maturing September 30, 2023, non-interest bearing.(10)	33,000	*	—
Total	$3,256,224		$3,200,985

	July 31, 2023	January 31, 2023
Short-Term Debt	$3,197,258	$3,088,993
Current Portion of Long-Term Debt	15,445	24,569
Long-Term Debt	43,521	87,423
Total	$3,256,224	$3,200,985

†	Loans totaling $3,062,305 in default.

*	Short-term loans.

#	Long-term loans of $58,966 including current portion of $15,445.

(1)	Secured by equipment having a net book value of $5,089.

(2)	The amounts due under the note are personally guaranteed by an officer or a director of the Company.

(3)	Secured by all the assets of the Company. Penalty of 10% of principal amount and 60,000 3 year warrants with an exercise price based on based on previous day closing price on initial default and 2% of principal amount and 60,000 3 year warrants with an exercise price based on previous day closing price for every 30 day default period thereafter.

(4)	The Company has pledged a security interest on all accounts receivable and banks accounts of the Company.

(5)	Financing event would be a sale or issuance of assets, debt, shares or any means of raising capital. As the Company has entered into such a transaction the loan has reached maturity and is treated as current. An extension was granted on December 13, 2021 amending the maturity date to April 30, 2022

(6)	Secured by all assets of the Company. Loan payable in 2 instalments, $445,200 payable August 28, 2021 and $826,800 payable August 28, 2022. On December 13, 2021 the parties amended the maturity date for the first instalment to be April 30, 2022 with the second instalment date unchanged.

(7)	This loan replaces $500,000 loan dated June 4, 2021, $422,009 proceeds were used to repay this loan, net cash received was $253,491 after payment of $26,500 in fees.

(8)	This loan replaces $500,000 loan dated June 4, 2021, $359,919 proceeds were used to repay this loan, net cash received was $267,606 after payment of $22,475 in fees.

(9)	Penalty of 10% of principal amount and 30,000 3 year warrants with an exercise price of $15.00 on initial default and 2% of principal amount and 15,000 3 year warrants with an exercise price based on previous day closing price for every 30 day default period thereafter. Initial default and subsequent defaults to October 31, 2022 have been recorded.

(10)	Secured by all the assets of the Company and a personal guaranty from the CEO. Penalty of 15% of principal amount on initial default and 1.5% for every subsequent 7 day default period. The loan has not been repaid.

(11)	Secured by all the assets of the Company. Penalty of 10% of principal amount and 20,000 3 year warrants with an exercise price based on based on previous day closing price on initial default and 2% of principal amount and 20,000 3 year warrants with an exercise price based on previous day closing price for every 30 day default period thereafter.

The following are the minimum amounts due on the notes as of July 31, 2023:

Year Ended	Amount
July 31, 2024	$3,212,703
July 31, 2025	15,905
July 31, 2026	16,379
July 31, 2027	11,237
Total	$3,256,224

NOTE 8 – SHORT-TERM CONVERTIBLE DEBT

The components of the Company’s debt as of July 31, 2023 and January 31, 2023 were as follows.

	Interest	Default Interest	Conversion	Outstanding Principal at
Maturity Date	Rate	Rate	Price (a)	July 31, 2023	January 31, 2023
Nov. 4, 2013*	12%	12%	$1,800,000	$100,000	$100,000
Jan. 31, 2014*	12%	18%	$2,400,000	16,000	16,000
July 31, 2013*	12%	12%	$1,440,000	5,000	5,000
Jan. 31, 2014*	12%	12%	$2,400,000	30,000	30,000
Nov. 12, 2022*	8%	12%	(1)	3,000,000	3,000,000
Feb. 14, 2023*	12%	20%	(4)	2,400,000	2,400,000
Feb. 25, 2023*	12%	20%	(4)	195,000	250,000
Feb. 25, 2023*	12%	20%	(4)	700,000	700,000
Mar. 9, 2023*	12%	20%	(4)	400,000	400,000
Mar. 9, 2023*	12%	20%	(4)	400,000	400,000
Apr. 22, 2023*	12%	20%	(4)	880,000	880,000
Apr. 22, 2023*	12%	20%	(4)	220,000	220,000
May 19, 2023*	12%	16%	(5)	500,000	500,000
Feb. 11, 2023*	12%	18%	(4)	275,000	275,000
Dec. 27, 2022*	12%	18%	(4)	275,000	275,000
Jan. 6, 2023*	12%	18%	(4)(b)(iv)	140,000	125,000
Jan. 6, 2023*	12%	18%	(4)(b)(iv)	140,000	125,000
Jan. 11, 2023*	12%	18%	(4)(b)(iv)	153,890	138,890
Apr. 22, 2023*	12%	18%	(4)(b)(iv)	290,000	275,000
Apr. 22, 2023*	12%	18%	(4)(b)(iv)	290,000	275,000
Sept. 29, 2023*	12%	22%	(6)(b)(iii)	177,101	211,428
May 10, 2023	12%	18%	(2)	186,450	186,450
May 10, 2023	12%	18%	(2)	186,450	186,450
Nov. 21, 2023	12%	22%	(2)	54,432	54,432
July 5, 2023*	12%	18%	(4)	483,502	250,000
Apr. 20, 2024	12%	18%	(3)	77,000	—
May 3, 2024	10%	18%	(7)	176,000	—
June 13, 2024	10%	18%	(7)	127,500	—
June 13, 2024	12%	16%	(3)	64,625	—
July 17, 2024	10%	18%	(7)	127,500	—
Sub-total				12,070,450	11,278,650
Debt Discount				(598,166)	(840,067)
				$11,472,284	$10,438,583

*	In default at filing date $11,497,825.
(1)	lesser of $ 1.25 or 75 % of offering price if there is an uplisting to a national securities exchange.
(2)	convertible at 20% discount of the offering price on company’s uplist to NASDAQ and convertible upon default at conversion price lower of 75% of lowest trading price 20 days prior to conversion.
(3)	lesser of $ 0.25 or 75 % of offering price if there is an uplisting to a national securities exchange.
(4)	convertible upon default at conversion price lower of i) lowest price 20 days prior to Issuance ii) lowest price 20 days prior to conversion.
(5)	lesser of $ 5.00 or 75 % of offering price if there is an uplisting to a national securities exchange.
(6)	75% of lowest closing bid price ten days preceding conversion date in event of default.
(7)	lower of $0.20 or 20% discount on previous days close
(a)	Note all conversions are subject to dilutive issuance clauses where the conversion price will revert to the lowest transacted share price.
(b)	All debt issuances are subject to events of default which may trigger penalties. The Company was in default of non payment at maturity and therefore penalties resulted on some of the loans. Penalties totaling $90,928 were added to the principal of the loan with a corresponding adjustment to interest expense.
(i)	Penalty of 100% of the loan and accrued interest added to the principal and accrued interest, respectively.
(ii)	Penalty of 25% of the loan and accrued interest added to the principal and accrued interest, respectively.
(iii)	Penalty of 50% of the loan and accrued interest added to the principal and accrued interest, respectively.
(iv)	Penalty of 15,000 added to the principal of the loan.

The Company had accrued interest payable of $1,810,560 and $1,342,097 on the notes at July 31, 2023 and January 31, 2023, respectively.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that some instruments should be classified as liabilities due to there being a variable number of shares to be delivered upon settlement of the above conversion options. The instruments are measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a discount to the note on the debt modification date. For the three months ended July 31, 2023 and 2022, the Company recorded amortization of debt discount expense of $458,625 and $1,651,327, respectively. For the six months ended July 31, 2023 and 2022, the Company recorded amortization of debt discount expense of $1,087,238 and $2,376,607, respectively.

For both the three months ended July 31, 2023 and 2022 there was $0 in penalty interest to the loans. For the six months ended July 31, 2023 and 2022 there was $90,028 and $0 in penalty interest to the loans, respectively. For both the three months ended July 31, 2023 and 2022 there was no debt conversions. For the six months ended July 31, 2023, lenders converted $95,256 of principal, $7,965 of interest, derivative of $81,429 and $2,600 of fees all totaling $187,249 into 434,434 common shares.

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

On May 5, 2023, the Company entered into a convertible note for $176,000 with a May 3, 2024, maturity, interest rate of 10% with 352,000 common shares. The Company will receive $155,000 and recorded an original issue discount of $16,000 along with fees of $5,000. The Company recognized a derivative discount of $155,000 for the conversion feature with an additional $82,212 expensed as interest. The discount is amortized over the term of the loan. The note is convertible at a price lower of $0.20 or 80% of closing market price prior to conversion date. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, default interest is 18%. Penalty shares of 16.67% of the outstanding loan balance, per month is due if the note is not paid by November 3, 2023.

On June 1, 2023 the Company further amended the July 5, 2022 note above with a second amendment. The Company received $72,652 with an original issue discount of $8,850 bringing the value of the new note to $408,502 having total cash proceeds of $367,652 with a total original issue discount of $40,850. In addition, the Company issued 100,000 common shares and a warrant to acquire up to 1,000,000 common shares at an exercise price of $0.00001 and a maturity upon full exercise of this warrant. The Company recognized a derivative discount of $72,652 for the conversion feature with an additional $665 expensed as interest. On July 12, 2023, the Company again amended the above note with a third amendment. The Company received $50,000 with an original issue discount of $25,000. The Company recognized a derivative discount of $50,000 for the conversion feature with an additional $16,119 expensed as interest. The discount is amortized over the term of the loan. The principal value of this amended note is now $483,502 with total cash proceeds of $417,652 and total original issue discount of $65,850. All other terms and conditions remain the same. Default interest is 18%.

On June 13, 2023, the Company entered into a convertible note for $127,500 with a June 13, 2024, maturity, interest rate of 10% with 255,000 common shares. The Company received $115,000 and recorded an original issue discount of $11,500 along with fees of $1,000. The Company recognized a derivative discount of $115,000 for the conversion feature with an additional $80,908 expensed as interest. The discount is amortized over the term of the loan. The note is convertible at a price lower of $0.20 or 80% of closing market price prior to conversion date. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, default interest is 18%. Penalty shares of 16.67% of the outstanding loan balance, per month is due if the note is not paid by November 3, 2023.

On June 13, 2023, the Company entered into a convertible note for $64,625 with a June 13, 2024, maturity and an interest rate of 10%. The Company received $50,250 and recorded an original issue discount of $6,425 along with fees of $8,500. In addition, the Company issued a warrant to acquire up to 427,750 common shares at an exercise price of $0.25 and a five year term. The Company recognized a derivative discount of $50,250 for the conversion feature with an additional $17,605 expensed as interest. The discount is amortized over the term of the loan. The note is convertible at a price lower of $0.25 or 75% of offering price on uplisting. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, default interest is 16%.

On July 17, 2023, the Company entered into a convertible note for $127,500 with a July 17, 2024, maturity, interest rate of 10% with 255,000 common shares. The Company received $115,000 and recorded an original issue discount of $11,500 along with fees of $1,000. The Company recognized a derivative discount of $115,000 for the conversion feature with an additional $107,418 expensed as interest. The discount is amortized over the term of the loan. The note is convertible at a price lower of $0.20 or 80% of closing market price prior to conversion date. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, default interest is 18%. Penalty shares of 16.67% of the outstanding loan balance, per month is due if the note is not paid by January 17, 2024.

As of July 31, 2023, the Company had $11,497,825 of convertible debt in default. The agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. The Company continues to accrue interest at the listed rates, and plans to seek their conversion or payoff within the next twelve months.

NOTE 9 – DERIVATIVE LIABILITIES

As of July 31, 2023, and January 31, 2023, the Company had derivative liabilities of $ 6,470,081 and $3,271,058, respectively. During the three months ended July 31, 2023, and 2023, the Company recorded a loss of $1,133,090 and a loss of $319,889, respectively, from the change in the fair value of derivative liabilities. During the six months ended July 31, 2023, and 2022, the Company recorded a loss of $2,139,790 and a loss of $657,626, respectively, from the change in the fair value of derivative liabilities. Any liabilities resulting from the warrants outstanding are immaterial.

The derivative liabilities are valued as a level 3 input for valuing financial instruments.

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended July 31, 2023. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs.

Level 3
Derivatives
Balance, January 31, 2023	$3,271,058
Changes Due to Issuance of New Convertible Notes	1,013,269
Changes due to Settlements of Convertible Notes	127,393
Changes due to Conversions of Notes Payable	(81,429)
Mark to Market Change in Derivatives	2,139,790
Balance, July 31, 2023	$6,470,081

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices which are linked to the trading and/or bid prices of the Company’s common stock as traded on the OTC market.

The fair value of the derivative liability is determined using the lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of July 31, 2023, is as follows:

Embedded Derivative Liability As of July 31, 2023
Strike price	0.15 - 0.30
Contractual term (years)	0.08 - 0.97 years
Volatility (annual)	126.1% - 243.3
Underlying fair market value	0.30
Risk-free rate	9.61% - 11.25
Dividend yield (per share)	0

NOTE 10 – STOCKHOLDERS’ DEFICIT

Preferred Stock:

The Series A Preferred Stock has an automatic forced conversion into common stock upon the completion of the repurchase or extinguishing of all “toxic” debt (notes having conversion features tied to the Company’s common stock), the extinguishing of all other existing dilutive debt or equity structures, and total recapitalization of the Company. As of both July 31, 2023, and January 31, 2023 the Company had 0 shares of Series A Preferred issued and outstanding and 330,000 authorized with a par value of $0.001 per share.

At both July 31, 2023 and January 31, 2023, there were 20,000 and 20,000 Series B preferred shares outstanding, respectively. The Series B Preferred Stock have voting rights equal to 51% of the total voting rights at any time. There are no conversion rights granted holders of Series B Preferred shares, they are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 20,000 Series B preferred shares authorized and issued of the Series B Preferred Stock with a par-value of $0.001 per share.

At both July 31, 2023 and January 31, 2023, there were 0 Series C preferred shares outstanding, respectively. The Series C Preferred Stock have the right to convert into the common stock of the Company by multiplying the number of issued and outstanding shares of common stock by 2.63 on the conversion date. The holders of Series C Preferred shares are not entitled to dividends, and the Company does not have the right of redemption. On February 1, 2022 the 7,250 Series C Preferred stockholders converted all of their outstanding shares for 905,110 shares of common stock. Currently, there are 0 Series C preferred shares authorized and issued with a par-value of $0.001 per share.

At both July 31, 2023 and January 31, 2023, there were 870 Series D preferred shares authorized and outstanding, respectively which with a par value $0.001. All shares of Series D Preferred Stock will rank subordinate and junior to all shares of Series A, B and C of Preferred Stock of the Corporation and pari passu with any of the Corporation’s preferred stock hereafter created as to distributions of assets upon dissolution or winding up of the Corporation, whether voluntary or involuntary. These shares are non-voting, do not receive dividends and are redeemable according to the terms set out as follows:

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

Neither the Company nor any Series D preferred stockholders has given notice to exercise the redemption as of July 31, 2023, on the date of the financial statements.

Because the holders of the Series D preferred stock have the right to demand cash redemption, the cumulative amount of the redemption feature is included in Temporary Equity as of July 31, 2023, and January 31, 2023.

Common Stock

The Company is authorized to issue 75,000,000 common shares at a par value of $0.000001 per share. These shares have full voting rights. The Company undertook a 10-1 reverse stock split on April 28, 2022. The share capital has been retrospectively adjusted accordingly to reflect these reverse stock splits. At July 31, 2023 and January 31, 2023 there were 3,532,374 and 1,917,982 shares outstanding and issuable, respectively.  No dividends were paid in the three months ended July 31, 2023 or 2022. The Company’s articles of incorporation include a provision that the Company is not allowed to issue fractional shares.

The table below represent the common shares issued, issuable and outstanding at July 31, 2023 and January 31, 2023:

Common shares	July 31, 2023	January 31, 2023
Issued	2,723,499	1,773,987
Shares to be cancelled	(5,000)	(5,000)
Issuable	813,875	148,995
Issued, issuable and outstanding	3,532,374	1,917,982

The Company issued the following shares of common stock in the six months ended July 31, 2023:

Lenders converted $95,256 of principal, $7,965 of interest and $2,600 of fees all totaling $105,820 into 434,434 common shares.

The Company issued 167,958 common shares at fair value of $122,109 to settle $196,958 in accrued expenses and recorded a gain on settlement of debt of $74,489.

The Company issued 1,012,000 shares and warrants to acquire 1,913,855 common shares along with debt for a relative fair value of $32,983 with an adjustment to paid -on capital and a corresponding adjustment to debt discount.

Options and Warrants:

The Company has 250,000 and 250,000 options outstanding as of both July 31, 2023, and or January 31, 2023.

The Company recorded option and warrant expense of $0 and $0 for the six months ended July 31, 2023, and 2022, respectively.

For the six months ended July 31, 2023 the Company issued warrants to purchase 1,913,855 common shares along with debt to various lenders as well as warrants to acquire 410,000 common shares as penalty interest. The table below provides the significant estimates used that resulted in the Company determining the relative fair value of the 1,913,855 warrants (and 1,012,000 common shares mentioned above) at $32,983, which has been recorded as a debt discount and the 410,000 warrants at $112,520 which has been recorded as interest both with corresponding adjustments to paid-in capital.

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

Expected volatility	1,686 - 2,227%
Exercise price	$5.12 - $15.00
Stock price	$5.12 - $9.99
Expected life	3 - 5 years
Risk-free interest rate	1.76% - 3.13%
Dividend yield	0%

The Company had the following fully vested warrants outstanding at July 31, 2023:

Issued To	# Warrants	Dated	Expire	Strike Price *	Expired	Exercised
Lender	95,000	08/28/2020	08/28/2023	$4.00 per share	N	N
Broker	250	10/11/2020	10/11/2025	$45.00 per share	N	N
Broker	300	11/25/2020	11/25/2025	$30.00 per share	N	N
Triton	30,000	07/27/2021	07/27/2024	$21.10 per share	N	N
Consultant	25,000	08/26/2021	08/26/2024	$15.00 per share	N	N
Lender	60,845	11/12/2021	11/12/2026	$15.00 per share	N	N
Lender	90,000	11/12/2021	11/12/2026	$15.00 per share	N	N
Lender	30,000	1/27/2022	1/27/2025	$15.00 per share	N	N
Lender	120,000	2/14/2022	2/14/2027	$15.00 per share	N	N
Lender	35,000	2/25/2022	2/25/2027	$15.00 per share	N	N
Lender	15,000	2/25/2022	2/25/2027	$15.00 per share	N	N
Lender	20,000	3/9/2022	3/9/2027	$15.00 per share	N	N
Lender	20,000	3/9/2022	3/9/2027	$15.00 per share	N	N
Lender	11,000	4/22/2022	4/22/2027	$15.00 per share	N	N
Lender	44,000	4/22/2022	4/22/2027	$15.00 per share	N	N
Lender	15,000	2/26/2022	2/26/2025	$5.40 per share	N	N
Lender	15,000	3/28/2022	3/28/2025	$7.50 per share	N	N
Lender	15,000	4/27/2022	4/27/2025	$6.99 per share	N	N
Lender	15,000	5/27/2022	5/27/2025	$5.12 per share	N	N
Lender	33,333	5/19/2022	5/19/2027	$15.00 per share	N	N
Lender	100,000	6/27/2022	6/27/2027	$15.00 per share	N	N
Lender	15,000	6/26/2022	6/26/2025	$5.12 per share	N	N
Lender	15,000	7/26/2022	7/26/2025	$5.12 per share	N	N
Lender	100,000	7/5/2022	7/5/2027	$15.00 per share	N	N
Lender	50,000	7/6/2022	7/6/2027	$15.00 per share	N	N
Lender	50,000	7/6/2022	7/6/2027	$15.00 per share	N	N
Lender	50,000	7/11/2022	7/11/2027	$15.00 per share	N	N
Lender	100,000	8/11/2022	8/11/2027	$15.00 per share	N	N
Lender	100,000	8/22/2022	8/22/2027	$15.00 per share	N	N
Lender	100,000	8/22/2022	8/22/2027	$15.00 per share	N	N
Lender	15,000	8/25/2022	8/25/2025	$5.10 per share	N	N
Lender	15,000	9/24/2022	9/24/2025	$4.00 per share	N	N
Lender	15,000	10/24/2022	10/24/2025	$3.30 per share	N	N
Lender	75,000	11/10/2022	11/10/2027	$15.00 per share	N	N
Lender	75,000	11/10/2022	11/10/2027	$15.00 per share	N	N
Lender	15,000	11/23/2022	11/23/2025	$2.20 per share	N	N
Lender	15,000	12/23/2022	12/23/2025	$3.30 per share	N	N
Lender	15,000	1/22/2023	1/22/2026	$3.30 per share	N	N
Lender	15,000	2/21/2023	2/21/2026	$1.03 per share	N	N
Lender	15,000	3/21/2023	1/22/2026	$1.00 per share	N	N
Lender	388,884	4/20/2023	4/20/2028	$1.00 per share	N	N
Lender	15,000	4/23/2023	1/22/2026	$0.20 per share	N	N
Lender	97,221	4/27/2023	4/27/2028	$0.25 per share	N	N
Lender	60,000	4/30/2023	4/30/2026	$0.15 per share	N	N
Lender	20,000	4/30/2023	4/30/2026	$0.15 per share	N	N
Lender	15,000	5/23/2023	5/23/2026	$0.35 per share	N	N
Lender	60,000	5/30/2023	5/30/2026	$0.25 per share	N	N
Lender	20,000	5/30/2023	5/30/2026	$0.25 per share	N	N
Lender	1,000,000	6/1/2023	On exercise	$0.00001 per share	N	N
Lender	427,750	6/13/2023	6/13/2028	$0.25 per share	N	N
Lender	15,000	6/22/2023	6/22/2026	$0.33 per share	N	N
Lender	60,000	6/29/2023	6/29/2026	$0.25 per share	N	N
Lender	20,000	6/29/2023	6/29/2026	$0.25 per share	N	N
Lender	15,000	7/22/2023	7/22/2026	$0.30 per share	N	N
Lender	60,000	7/29/2023	7/29/2026	$0.30 per share	N	N
Lender	20,000	7/29/2023	7/29/2026	$0.30 per share	N	N

*	The strike price is subject to price adjustments due to dilutive issuance clauses.

The Company had the following fully vested options outstanding at July 31, 2023:

Issued To	# Options	Dated	Expire	Strike Price	Expired	Exercised
T. Armes	250,000	7/11/2022	7/11/2027	$4.00 per share	N	N

The following table summarizes the activity of options and warrants issued and outstanding as of and for the three months ended July 31, 2023:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 31, 2023	250,000	$4.00	1,609,728	$13.49
Granted	—	—	2,323,855	0.27
Exercised	—	—	—	—
Forfeited and canceled	—	—	—	—
Outstanding at July 31, 2023	250,000	$4.00	3,933,583	$5.60

NOTE 11 – RELATED PARTY TRANSACTIONS

As of July 31, 2023 and January 31, 2023, the Company had $0 and $46,173, respectively of related party accrued expenses related to accrued compensation for employees and consultants. On May 17 ,2023 former director and CEO Tim Armes resigned (replaced by Christopher Davenport). At this time Mr. Armes exchanged his debt owed by the Company totaling $94,291 in exchange for the vehicle having a cost of $89,711 and a net book value of $61,953 sold for fair value proceeds of $65,000 and a gain on sale of property and equipment of $3,057 was recorded by the Company. In addition, the vehicle loan of $42,635 was also transferred to Mr. Armes. The company recorded a gain on settlement of debt of $71,926.

As of July 31, 2023 the CEO has advanced the Company $224,572 (January 31, 2023 -$0) included in shareholder loans payable. These advances are non-interest bearing with no specified terms of repayment.

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

Maturity of Lease Liabilities	Operating Leases
July 31, 2024	$30,003
July 31, 2025	30,003
July 31, 2026	30,003
July 31, 2027	10,002
Total lease payments	100,011
Less: Interest	(3,803)
Present value of lease liabilities	$96,208

The Company had total operating lease and rent expense of $30,106 and $34,454 for the three months ended July 31, 2023, and 2022 respectively. The Company had total operating lease and rent expense of $57,626 and $68,073 for the six months ended July 31, 2023, and 2022 respectively.

NOTE 13 – EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended
	July 31,
	2023	2022
Numerator:
Net income (loss) available to common shareholders	$(2,949,517)	$(5,502,926)

Denominator:
Weighted average shares – basic	2,691,590	1,564,169

Net income (loss) per share – basic	$(3.52)	$(3.52)

Effect of common stock equivalents
Add: interest expense on convertible debt	516,158	166,046
Add: amortization of debt discount	458,625	1,651,327
Less: gain on settlement of debt on convertible notes	(19,212)	(5,822)
Add (Less): loss (gain) on change of derivative liabilities	1,133,090	319,889
Net income (loss) adjusted for common stock equivalents	(860,856)	(3,371,486)
Dilutive effect of common stock equivalents:
Convertible notes and accrued interest	—	—
Convertible Class C Preferred shares	—	—
Warrants and options	—	—

Denominator:
Weighted average shares – diluted	2,691,590	1,564,169

Net income (loss) per share – diluted	$(3.52)	$(3.52)

The net income (loss) per common share amounts were determined as follows:

	For the Six Months Ended
	July 31,
	2023	2022
Numerator:
Net income (loss) available to common shareholders	$(5,820,807)	$(8,097,084)

Denominator:
Weighted average shares – basic	2,564,071	1,454,787

Net income (loss) per share – basic	$(2.27)	$(5.57)

Effect of common stock equivalents
Add: interest expense on convertible debt	992,586	278,788
Add: amortization of debt discount	1,087,328	2,376,607
Add: loss on settlement of debt on convertible notes	127,393	(9,411)
Add (Less): loss (gain) on change of derivative liabilities	1,133,090	657,626
Net income (loss) adjusted for common stock equivalents	(2,480,410)	(4,793,474)
Dilutive effect of common stock equivalents:
Convertible notes and accrued interest	—	—
Convertible Class C Preferred shares	—	—
Warrants and options	—	—

Denominator:
Weighted average shares – diluted	2,564,071	1,454,787

Net income (loss) per share – diluted	$(2.27)	$(5.57)

The anti-dilutive shares of common stock equivalents for the three and six months ended July 31, 2023 and July 31, 2022 were as follows:

	For the Three and Six Months Ended
	July 31,
	2023	2022

Convertible notes and accrued interest	39,005,978	1,475,492
Options	250,000	250,000
Warrants	3,993,583	1,084,833
Total	43,249,561	2,810,325

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to July 31, 2022 through to September 14, 2023:

•   On September 7, 2023, the Company entered into a convertible note for $67,100 with a September 7, 2024, maturity, interest rate of 10% along with 134,200 common shares. The Company received $60,000 and recorded an original issue discount of $6,100 along with fees of $1,000. The discount is amortized over the term of the loan. The note is convertible at a price lower of $0.20 or 80% of closing market price prior to conversion date. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, default interest is 18%. Penalty shares of 16.67% of the outstanding loan balance is due if the note is not paid by March 6, 2024.

•   Lenders converted $32,570 in debt, $1,038 in accrued interest and $520 in fees into 960,256 common shares.

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

The platform upgrade was completed in the 1st quarter FYE 2023, with marketplace sales starting in the 2nd quarter 2023.

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

Results of Operations For the Six Months Ended July 31, 2023 compared to the six months ended July 31, 2022

The following table shows our results of operations for the six months ended July 31, 2023, and 2022. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

			Change
	2023	2022	$	%
Total Revenues	$195,420	$3,071,052	$(2,875,632)	(94%	)
Gross Profit	162,553	621,405	(458,852)	(74%	)
Total Operating Expenses	981,396	4,368,251	(3,386,855)	(78%	)
Total Other Income (Expense)	(5,001,965)	(4,350,238)	(651,727)	(15%	)
Net Income (Loss)	$(5,820,808)	$(8,097,084)	$2,276,276	(28%	)

Revenue

The following table shows revenue split between proprietary and third-party website revenue for the six months ended July 31, 2023, and 2022:

			Change
	2023	2022	$	%
Proprietary website and marketplace revenues	$118,017	$2,138,837	$(2,020,820)	(94%	)
Third party website revenue	77,403	932,215	(854,812)	(92%	)
Total Revenue	$195,420	$3,071,052	$(2,875,632)	(94%	)

We had total revenue of $195,420 for the six months ended July 31, 2023, compared to $3,071,052 for the six months ended July 31, 2022. Sales decreased by $2,875,632. For the six months ended July 31, 2023, the Company began selling off its inventory and transitioning its business to the newly developed autoplarts4less.com marketplace. For the six months ended July 31, 2023, marketplace revenues were $16,717 ($2022 - $0). There are no associated cost of sales with these revenues as they represent fees earned on sales. However, sales fell dramatically since the Company is only concentrating on the new marketplace which is its future and continues cutting costs associated with its old business model.

Gross Profit

We had gross profit of $162,553 for the six months ended July 31, 2023, compared to gross profit of $621,405 for the six months ended July 31, 2022. Gross profit decreased by $458,852 as a result of the decreased revenues explained above. Gross profit % was 80% in 2023 compared to 20% in 2022. The reason for the increase in gross profit % was that the Company has no associated costs with the marketplace revenues , and also was able to realize higher margins on sales of inventory written down in January 31, 2023.

Operating Expenses

The following table shows our operating expenses for the six months ended July 31, 2023, and 2022:

			Change
	2023	2022	$	%
Operating expenses
Depreciation	$21,458	$25,844	$(4,386)	(17%	)
Postage, Shipping and Freight	13,551	114,949	(101,398)	(88%	)
Marketing and Advertising	103,517	514,826	(411,309)	(80%	)
E Commerce Services, Commissions and Fees	268,005	680,722	(412,717)	(61%	)
Operating lease cost	47,002	60,958	(13,956)	(23%	)
Personnel Costs	111,765	373,315	(261,550)	(70%	)
General and Administrative	416,098	2,597,637	(2,181,539)	(84%	)
Total Operating Expenses	$981,396	$4,368,251	$(3,386,855)	(78%	)

•   Depreciation increased by $4,386 due to sale of vehicle in Q2 2023.

•   Postage shipping and freight decreased by $101,398 due to lower sales.

•   Marketing and advertising decreased by $411,309 due to cost cutting and limiting spend on new marketplace.

•   E Commerce Services, Commissions and Fees decreased by $412,717 due to lower sales.

•   Operating lease cost decreased by $13,956 due to two fewer leases in 2023.

•   Personnel Costs decreased by $261,550 mostly due to staff reductions as a result of lower demand and CEO not taking a salary in 2023.

•   General and Administrative decreased by $2,188,539 due to a decreases of the following: $1,998,000 in stock based compensation for warrants issued to former CEO in prior year, $28,033 in professional fees due to lower legal and accounting costs, $100,097 lower sub-contractors due to less outside work being needed for new marketplace compared to websites, $30,125 decreases in insurance costs due to lower health plan costs on fewer employees, with the remaining decrease to office and general expenses.

Other Income (Expense)

The following table shows our other income and expenses for the six months ended July 31, 2023, and 2022:

			Change
	2023	2022	$	%
Other Income (Expense)
Gain (Loss) on Sale of Property and Equipment	$3,057	$—	$3,057	—
Gain (Loss) on Derivatives	(2,139,790)	(657,626)	(1,482,164)	(225%	)
Gain on Settlement of Debt	37,382	9,411	27,971	297%
Amortization of Debt Discount	(1,087,238)	(2,376,607)	1,289,369	(54%	)
Interest Expense	(1,815,375)	(1,325,416)	(489,959)	37%
Total Other Income (Expense)	$(5,001,965)	$(4,350,238)	$(651,727)	15%

The changes above can be explained by the increase in convertible debt that started at the end of last fiscal year and continued for the six months ended July 31, 2023. Convertible debt increased from $6,903,980 at July 31, 2022 to $12,070,450 at July 31, 2023. As a result all debt related items such as interest expense increased significantly. Since amortization expense increases as the loans approach maturity, this explains why amortization was lower for the six months ended July 31, 2023 vs the prior year period. The current period has a lot of new debt whose amortization will increase as these loans approach maturity. The higher loss on derivatives in 2023 is a function of the market factors in the valuation of the derivative liability described in Note 9 as well as the derivative discounts acquired with the new debt.

We had net loss of $5,820,807 for the six months ended July 31, 2023, compared to net income of $8,097,084 for the six months ended July 31, 2022. The decrease in net loss was mainly due to the large decrease in operating expenses with its significant decrease in stock-based compensation.

Results of Operations for the Three Months Ended July 31, 2023, Compared to the Three Months Ended July 31, 2022

The following table shows our results of operations for the three months ended July 31, 2023, and 2022. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

			Change
	2023	2022	$	%
Total Revenues	$59,357	$1,341,122	$(1,281,765)	(96%	)
Gross Profit	39,814	359,478	(319,664)	(89%	)
Total Operating Expenses	452,138	3,085,296	(2,633,158)	(85%	)
Total Other Income (Expense)	(2,537,193)	(2,777,108)	239,915	(9%	)
Net Income (Loss)	$(2,949,517)	$(5,502,926)	$2,553,409	(46%	)

Revenue

The following table shows revenue split between proprietary and third-party website revenue for the three months ended July 31, 2022 and 2021:

			Change
	2023	2022	$	%
Proprietary website and marketplace revenues	$11,183	$902,594	$(891,410)	(99%	)
Third party website revenue	48,173	438,528	(390,355)	(89%	)
Total Revenue	$59,357	$1,341,122	$(1,281,765)	(96%	)

We had total revenue of $59,437 for the three months ended July 31, 2023, compared to $1,341,222 for the six months ended July 31, 2022. Sales decreased by $1,281,765. For the six months ended July 31, 2023, the Company began selling off its inventory and transitioning its business to the newly developed autoplarts4less.com marketplace. For the three months ended July 31, 2023, marketplace revenues were $3,201 ($2022 - $0). There are no associated cost of sales with these revenues as they represent fees earned on sales. However, sales fell dramatically since the Company is only concentrating on the new marketplace which is its future and continues cutting costs associated with its old business model.

Gross Profit

We had gross profit of $39,814 for the three months ended July 31, 2023, compared to gross profit of $359,478 for the three months ended July 31, 2022. Gross profit decreased by $319,664 as a result of the decreased revenues.

Operating Expenses

The following table shows our operating expenses for the three months ended July 31, 2023 and 2022:

			Change
	2023	2022	$	%
Operating expenses
Depreciation	$9,040	$12,906	$(3,866)	(30%	)
Postage, Shipping and Freight	7,807	40,251	(32,444)	(81%	)
Marketing and Advertising	28,628	240,399	(211,771)	(88%	)
E Commerce Services, Commissions and Fees	87,076	350,025	(262,949)	(75%	)
Operating lease cost	20,301	30,479	(10,178)	(33%	)
Personnel Costs	30,281	168,016	(137,735)	(82%	)
General and Administrative	269,005	2,243,220	(1,974,215)	(88%	)
Total Operating Expenses	$452,138	$3,085,296	$(2,633,158)	(85%	)

•   Depreciation decreased by $3,866 due to sale of vehicle in Q2 2023.

•   Postage shipping and freight decreased by $32,444 due to lower sales.

•   Marketing and advertising decreased by $211,711 due to cost cutting and limiting spend on new marketplace.

•   E Commerce Services, Commissions and Fees decreased by $262,949 due to lower sales.

•   Operating lease cost decreased by $10,178 due to two fewer leases in 2023.

•   Personnel Costs decreased by $137,735 due to staff reductions as a result of lower demand and CEO not taking a salary in 2023.

•   General and Administrative decreased by $1,974,215 mainly due to stock-based compensation of $1,998,000 on the CEO’s 250,000 options issued in the prior year’s quarter. There was no stock based compensation in the three months ended July 31, 2023.

Other Income (Expense)

The following table shows our other income and expenses for the three months ended July 31, 2023, and 2022:

			Change
	2023	2022	$	%
Other Income (Expense)
Gain (Loss) on Derivatives	$(1,133,090)	$(319,889)	$(813,201)	254%
Gain (Loss) on Disposal of Fixed Assets	3,057	—	—	—
Gain on Settlement of Debt	91,138	5,822	85,316	1465%
Amortization of Debt Discount	(458,625)	(1,651,327)	1,192,702	(72%	)
Interest Expense	(1,039,673)	(811,714)	(227,959)	28%
Total Other Income (Expense)	$(2,537,194)	$(2,777,108)	$239,914	(9%	)

The changes above can be explained by the increase in convertible debt that started at the end of last fiscal year and continued for the three months ended July 31, 2023. Convertible debt increased from $6,903,980 at July 31, 2022 to $12,070,450 at July 31, 2023. As a result all debt related items such as interest expense increased significantly. Since amortization expense increases as the loans approach maturity, this explains why amortization was lower for the three months ended July 31, 2023 vs the prior year period. The current period has a lot of new debt whose amortization will increase as these loans approach maturity. The higher loss on derivatives in 2023 is a function of the market factors in the valuation of the derivative liability described in Note 9 as well as the derivative discounts acquired with the new debt.

We had a net loss of $2,949,517 for three months ended July 31, 2023, compared to a net loss of $5,502,926 for three months ended July 31, 2022. The decrease in net loss was mainly due to the large decrease in operating expenses with its significant decrease in stock-based compensation.

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

As of July 31, 2023, we had a cash balance of $37,195, inventory of $30,909 and $26,054,906 in current liabilities. At the current cash consumption rate, we will need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	July 31, 2023	January 31, 2023
Current assets	$87,635	$97,745
Current liabilities	26,054,906	20,768,832
Working capital (deficits)	$(25,967,271)	$(20,671,087)

Net cash used in operations for the six months ended July 31, 2023 was $963,691 as compared to net cash used in operations of $2,991,819 for the six months ended July 31, 2022. Net cash used in investing activities for the six months ended July 31, 2023 was $0 as compared to cash flows used in investing activities of $1,142 for the same period in 2022. Net cash provided by financing activities for the six months ended July 31, 2023 was $996,149 as compared to $2,991,819 for the six months ended July 31, 2022.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures can become effective. Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended July 31, 2023 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

(b)           Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Convertible Promissory Notes

On May 5, 2023, we issued a promissory note in the principal amount of $176,000 to Cove Funding LP.

On June 13, 2023, we issued a promissory note in the principal amount of $127,500 to Cove Funding LP.

On June 13, 2023, we issued a senior secured promissory note in the principal amount of $64,625 to Auctus Fund, LLC.

On July 17, 2023, we issued a promissory note in the principal amount of $127,500 to Cove Funding LP.

Common Stock

On June 7, 2023, pursuant to an amendment to a convertible promissory note issued on July 5, 2022, we issued 100,000 shares of Common Stock to the lender.

On July 10, 2023, pursuant to the promissory note of May 5, 2023 issued to Cove Funding LP, we issued 130,000 shares of Common Stock to the lender, with another 222,000 shares to be issued.

Pursuant to the promissory note of June 13, 2023 issued to Cove Funding LP, there were 255,000 shares of Common Stock to be issued to the lender.

Pursuant to the promissory note of July 17, 2023 issued to Cove Funding LP, there were 255,000 shares of Common Stock to be issued to the lender.

Warrants

On June 1, 2023, pursuant to an amendment to a convertible promissory note issued on July 5, 2022, we issued warrants to purchase 1,000,000 shares of Common Stock to the lender.

On June 13, 2023, pursuant to the senior secured promissory note issued to Auctus Fund, LLC, we issued warrants to purchase 427,750 shares of Common Stock to the lender.

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

Date: September 19, 2023

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