Form 10-Q
period 2023-10-31
Auto Parts 4Less Group, Inc.
filed 2024-02-14
CIK 1438901

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

106 W. Mayflower, North Las Vegas, NV 89030

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

Yes [_]   No [X]

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

Yes [_]   No [X]

As of January 26, 2024, there were 8,845,362 shares of Common Stock of the issuer outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

AUTO PARTS 4LESS GROUP, INC.

Condensed Consolidated Balance Sheets (Unaudited)

	October 31, 2023	January 31, 2023 *
Assets
Current Assets
Cash and Cash Equivalents	$12,490	$4,737
Inventory	33,337	50,000
Prepaid Expenses	35,881	8,019
Other Current Assets	7,023	34,989
Total Current Assets	88,731	97,745
Operating Lease Assets	90,556	138,551
Property and Equipment, net of accumulated depreciation of $160,672 and $173,475	74,131	171,472

Total Assets	$253,418	$407,768

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$1,441,366	$1,378,637
Accrued Interest Payable and Accrued Expenses	4,111,997	2,334,368
Accrued Expenses – Related Party	—	74,111
Customer Deposits	8,912	38,448
Deferred Revenue	1,296	66,153
Short-Term Debt	3,108,514	3,088,993
Current Operating Lease Liability	24,373	53,912
Short-Term Convertible Debt, net of debt discount of $361,023 and $840,067	11,763,014	10,438,583
Derivative Liabilities	6,468,586	3,271,058
Shareholder Loans Payable	255,893	—
Current Portion – Long-Term Debt	15,558	24,569
Total Current Liabilities	27,199,509	20,768,832

Non-Current Lease Liability	66,183	84,639
Long-Term Debt	39,585	87,423

Total Liabilities	27,305,277	20,940,894

Commitments and Contingencies

Redeemable Preferred Stock (Temporary Equity)
Series D Preferred Stock, $0.001 par value, 870 shares authorized, 870 and 870 shares issued and outstanding, see Note 11	870,000	870,000

Stockholders’ Deficit
Preferred Stock – Series A, $0.001 par value, 330,000 shares authorized, 0 and 0 shares issued and outstanding	—	—
Preferred Stock – Series B, $0.001 par value, 20,000 shares authorized, 20,000 and 20,000 shares issued and outstanding	20	20
Preferred Stock – Series C, $0.001 par value, 7,250 shares authorized, 0 and 0 shares issued and outstanding	—	—
Common Stock, $0.000001 par value, 75,000,000 shares authorized, 7,082,421 and 1,917,982 shares issued, issuable and outstanding	7	2
Additional Paid In Capital	25,488,242	24,833,110
Accumulated Deficit	(53,410,128)	(46,236,258)
Total Stockholders’ Deficit	(27,921,859)	(21,403,126)

Total Liabilities and Stockholders’ Deficit	$253,418	$407,768

*	Derived from audited information

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

AUTO PARTS 4LESS GROUP, INC.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended October 31, 2023 and October 31, 2022

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2023	October 31, 2022	October 31, 2023	October 31, 2022

Revenue	$143,696	$1,017,986	$339,116	$4,089,037

Cost of Revenue	37,638	846,898	70,505	3,296,546

Gross Profit	106,058	171,088	268,611	792,491

Operating Expenses:
Depreciation	8,852	12,743	30,310	38,587
Postage, Shipping and Freight	15,639	32,013	29,190	146,962
Marketing and Advertising	32,469	156,522	135,986	671,348
E Commerce Services, Commissions and Fees	92,313	396,065	360,318	1,076,787
Operating lease cost	7,500	29,219	54,502	90,177
Personnel Costs	22,965	131,937	134,730	505,253
General and Administrative	180,539	251,408	596,638	2,849,042
Total Operating Expenses	360,277	1,009,907	1,341,674	5,378,156

Net Operating Loss	(254,219)	(838,819)	(1,073,063)	(4,585,665)

Other Income (Expense)
Gain (Loss) on Sale of Property and Equipment	6,411	—	9,468	—
Gain (Loss) on Derivatives	(38,261)	(184,146)	(2,178,051)	(841,772)
Gain on Settlement of Debt	—	10,128	37,382	19,539
Amortization of Debt Discount	(335,672)	(1,932,722)	(1,422,910)	(4,309,329)
Interest Expense	(731,321)	(1,186,132)	(2,546,696)	(2,511,548)
Total Other Income (Expense)	(1,098,843)	(3,292,872)	(6,100,807)	(7,643,110)

Net (Loss)	$(1,353,062)	$(4,131,691)	$(7,173,870)	$(12,228,775)

Basic Weighted Average Shares Outstanding;	4,756,296	1,805,316	3,302,841	1,576,024
Basic (Loss) per Share	$(0.28)	$(2.29)	$(2.17)	$(7.76)

Diluted Average Shares Outstanding;	4,756,296	1,805,316	3,302,841	1,576,024
Diluted (Loss) per Share	$(0.28)	$(2.29)	$(2.17)	$(7.76)

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

AUTO PARTS 4LESS GROUP, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended October 31, 2023 and October 31, 2022

(Unaudited)

	Preferred Series A		Preferred Series B		Preferred Series C		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 31, 2022	—	$—	20,000	$20	7,250	$7	341,023	$—	$19,465,327	$(28,451,733)	$(8,986,379)

Conversion of Preferred Series C Shares into Shares Of Common Stock	—	—	—	—	(7,250)	(7)	905,110	1	6	—	—

Relative Fair Value of Equity Issued with Debt	—	—	—	—	—	—	254,141	—	1,064,965	—	1,064,965

Penalty Warrants Recorded as Interest	—	—	—	—	—	—	—	—	315,150	—	315,150

Rounding shares	—	—	—	—	—	—	88	—	—	—	—

Net (Loss)	—	—	—	—	—	—	—	—	—	(2,594,158)	(2,594,158)

Balance at April 30, 2022	—	$—	20,000	$20	—	$—	1,500,362	$1	$20,845,448	$(31,045,891)	$(10,200,422)

Relative Fair Value of Equity Issued with Debt	—	—	—	—	—	—	221,500	1	794,465	—	794,466

Exercise of Warrants	—	—	—	—	—	—	10,000	—	—	—	—

Penalty Warrants Recorded as Interest	—	—	—	—	—	—	—	—	280,050	—	280,050

Stock Based Compensation	—	—	—	—	—	—	—	—	1,998,000	—	1,998,000

Rounding shares	—	—	—	—	—	—	2,587	—	—	—	—

Net (Loss)	—	—	—	—	—	—	—	—	—	(5,502,926)	(5,502,926)

Balance at July 31, 2022	—	$—	20,000	$20	—	$—	1,734,449	$2	$23,917,963	$(36,548,817)	$(12,630,832)

Relative Fair Value of Equity Issued with Debt	—	—	—	—	—	—	80,000	—	567,905	—	567,905

Exercise of Warrants	—	—	—	—	—	—	10,000	—	—	—	—

Penalty Warrants Recorded as Interest	—	—	—	—	—	—	—	—	203,250	—	203,250

Cancelled Shares Pursuant to SEC Ruling	—	—	—	—	—	—	(741)	—	—	—	—

Net (Loss)	—	—	—	—	—	—	—	—	—	(4,131,691)	(4,131,691)

Balance at October 31, 2022	—	$—	20,000	$20	—	$—	1,823,708	$2	$24,689,118	$(40,680,508)	$(15,991,368)

	Preferred Series A			Preferred Series B		Preferred Series C		Common Stock		Paid in	Accumulated
	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

January 31, 2023	—	$—		20,000	$20	—	$—	1,917,982	$2	$24,833,110	$(46,236,258)	$(21,403,126)

Common Stock Issued as Payment for Accrued Expenses	—	—		—	—	—	—	167,958	—	122,109	—	122,109

Conversion of Notes Payable and Accrued Interest into Shares Of Common Stock	—	—		—	—	—	—	434,434	1	105,819	—	105,820

Derivative Liability Reclassified as Equity Upon Conversion of Common Shares	—	—		—	—	—	—	—	—	81,429	—	81,429

Penalty Warrants Expensed as Interest	—		—	—	—	—	—	—	—	34,500	—	34,500

Relative Fair Value of Equity Issued with Debt	—	—		—	—	—	—	50,000	—	32,984	—	32,984

Net (Loss)	—	—		—	—	—	—	—	—	—	(2,871,291)	(2,871,291)

April 30, 2023	—	$—		20,000	$20	—	$—	2,570,374	$3	$25,209,951	$(49,107,549)	$(23,897,575)

Penalty Warrants Expensed as Interest	—		—	—	—	—	—	—	—	78,020	—	78,020

Relative Fair Value of Equity Issued with Debt	—	—		—	—	—	—	962,000	1	(1)	—	—

Net (Loss)	—	—		—	—	—	—	—	—	—	(2,949,517)	(2,949,517)

July 31, 2023	—	$—		20,000	$20	—	$—	3,532,374	$4	$25,287,970	$(52,057,066)	$(26,769,072)

Conversion of Notes Payable and Accrued Interest into Shares Of Common Stock	—	—		—	—	—	—	3,415,847	3	65,161	—	65,164

Derivative Liability Reclassified as Equity Upon Conversion of Common Shares	—	—		—	—	—	—	—	—	124,764	—	124,764

Penalty Warrants Expensed as Interest	—		—	—	—	—	—	—	—	8,370	—	8,370

Relative Fair Value of Equity Issued with Debt	—	—		—	—	—	—	134,200	—	1,977	—	1,977

Net (Loss)	—	—		—	—	—	—	—	—	—	(1,353,062)	(1,353,062)

October 31, 2023	—	$—		20,000	$20	—	$—	7,082,421	$7	$25,488,242	$(53,410,128)	$(27,921,859)

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements.

AUTO PARTS 4LESS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended October 31, 2023 and October 31, 2022

(Unaudited)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(7,173,870)	$(12,228,775)
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation	30,310	38,587
Inventory Provision	—	143,000
Reduction of Right of Use Asset	47,995	77,782
Accretion of Lease Liability	6,507	12,396
(Gain) loss in Fair Value on Derivative Liabilities	2,178,051	841,772
Amortization of Debt Discount	1,422,910	4,309,329
Debt Discount in Excess of Face Value of Note to Interest Expense	318,355	225,429
Loan Penalties Capitalized to Loan and Accrued Interest	90,928	600,000
Debt Discount Expensed	5,000	—
Interest Expense on Penalty Warrants	120,890	798,450
Stock Based Compensation	—	1,998,000
Gain on Sale of Property and Equipment	(9,468)	—
Deferred salary for former CEO	20,000	—
Gain on Settlement of Debt	(37,382)	(19,539)
Change in Operating Assets and Liabilities:
(Increase) Decrease in Inventory	16,661	147,333
(Increase) Decrease in Prepaid Rent and Expenses	(27,862)	12,077
(Increase) Decrease in Other Current Assets	27,966	(17,779)
Decrease in Bank Overdraft	—	(11,055)
Increase in Accounts Payable	85,056	95,931
Increase in Accrued Interest Payable and Accrued Expenses	1,986,639	741,729
Operating Lease Payments	(54,502)	(90,178)
Decrease in Accrued Expenses -Related Party	—	(500)
Increase (Decrease) in Customer Deposits	(29,536)	(473,044)
Decrease in Deferred Revenue	(64,857)	(598,990)
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(1,040,209)	(3,398,045)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of fixed assets	11,500	—
Purchase of Property and Equipment	—	(1,142)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	11,500	(1,142)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Convertible Notes Payable	788,702	4,006,714
Proceeds on Short Term Debt	107,980	—
Payments on Short Term Debt	(91,900)	(376,699)
Shareholder Loans Payable	255,893	20,000
Repayments on Shareholder Loans Payable	—	(33,561)
Payments on Long Term Debt	(14,213)	(20,739)
Payments on Convertible Notes Payable	(10,000)	(228,000)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,036,462	3,367,715

NET INCREASE (DECREASE) IN CASH	7,753	(31,472)

CASH AT BEGINNING OF PERIOD	4,737	77,498

CASH AT END OF PERIOD	$12,490	$46,026

Supplemental Disclosure of Cash Flows Information:
Cash Paid for Interest	$45,783	$75,038
Convertible Notes Interest and Derivatives Converted to Common Stock	$374,577	$—
Fair Value of Instruments Issued With Debt	$34,961	$2,427,336
Derivative Debt Discount	$779,922	$1,557,922
Debt Discount	$128,869	$772,796
Transfer of Short-term Loan , Shareholder Loan and Accounts payable to Convertible Note	$—	$210,740
Issuance of Shares as Payment of Accrued Expenses	$122,109	$—
Transfer of Vehicle at Fair Market Value to Accounts Payable Related Party	$65,000	$—
Transfer of Vehicle Loan to Accounts Payable Related Party	$42,535	$—

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

Concentrations

Cost of Goods Sold

For the nine months ended October 31, 2023 the Company purchased approximately 49% of its inventory and items available for sale from third parties from three vendors. As of October 31, 2022, the net amount due to the vendors included in accounts payable was $339,864. For the nine months ended October 31, 2022 the Company purchased approximately 51% of its inventory and items available for sale from third parties from three vendors. As of October 31, 2022, the net amount due to the vendors included in accounts payable was $426,606. The Company believes there are numerous other suppliers that could be substituted should a supplier become unavailable or non-competitive.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of October 31, 2023:

	October 31, 2023	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities – embedded redemption feature	$6,468,586	$—	$—	$6,468,586
Totals	$6,468,586	$—	$—	$6,468,586

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

Disaggregation of Revenue: Channel Revenue

The following table shows revenue split between proprietary and third-party website revenue for the three months ended October 31, 2023 and 2022:

			Change
	2023	2022	$	%
Proprietary website revenue	$41,710	$611,799	$(570,089)	(93%	)
Third party website revenue	101,986	406,187	(304,201)	(75%	)
Total Revenue	$143,696	$1,017,986	$(874,290)	(86%	)

The following table shows revenue split between proprietary and third-party website revenue for the nine months ended October 31, 2023 and 2022:

			Change
	2023	2022	$	%
Proprietary website revenue	$159,726	$2,750,636	$(2,590,910)	(94%	)
Third party website revenue	179,390	1,338,401	(1,159,011)	(87%	)
Total Revenue	$339,116	$4,089,037	$(3,749,921)	(92%	)

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

NOTE 2 – GOING CONCERN AND FINANCIAL POSITION

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $53,410,128 as of October 31, 2023 and has a working capital deficit at October 31, 2023 of $27,110,778. As of October 31, 2023, the Company only had cash and cash equivalents of $12,490 and approximately $14,446,000 of short-term debt in default. The short-term debt agreements provide legal remedies for satisfaction of defaults, none of the lenders of which to this point have pursued their legal remedies. While the Company has plans to grow its revenues through the new website , at this time, our current liquidity position raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – PROPERTY

The Company capitalizes all property purchases over $1,000 and depreciates the assets on a straight-line basis over their useful lives of 3 years for computers and 7 years for all other assets. Property consists of the following at October 31, 2023 and January 31, 2023:

	October 31, 2023	January 31, 2023
Office furniture, fixtures and equipment	$95,183	$95,183
Shop equipment	43,004	43,004
Vehicles	96,616	206,760
Sub-total	234,803	344,947
Less: Accumulated depreciation	(160,672)	(173,475)
Total Property	$74,131	$171,472

There were no additions to fixed assets for the nine months ended October 31, 2023. Additions to fixed assets for the nine months ended October 31, 2022 were $1,142.

For the nine months ended October 31, 2023, a vehicle having a cost of $89,711 and a net book value of $61,953 was sold to a former director for fair value proceeds of $65,000 and a gain on sale of property and equipment of $3,057 were recorded. Also, another vehicle having a cost of $20,433 and a net book value of $5,089 was sold for proceeds of $11,500 and a gain on sale of property and equipment of $6,411 was recorded. There were no disposals for the nine months ended October 31, 2022.

Depreciation expense was $8,852 and $12,743 for the three months ended October 31, 2023, and October 31, 2022, respectively.

Depreciation expense was $30,310 and $38,587 for the nine months ended October 31, 2023, and October 31, 2022, respectively.

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

Below is a summary of our lease assets and liabilities at October 31, 2023 and January 31, 2023.

Leases	Classification	October 31, 2023	January 31, 2023
Assets
Operating	Operating Lease Assets	$90,556	$138,551
Liabilities
Current
Operating	Current Operating Lease Liability	$24,373	$53,912
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	66,183	84,639
Total lease liabilities		$90,556	$138,551

Note: As most of our leases do not provide an implicit rate, we use our incremental borrowing rate of 8% based on the information available at commencement date in determining the present value of lease payments.

CAM charges were not included in operating lease expense and were expensed in general and administrative expenses as incurred.

Operating lease cost and rent was $7,500 and $29,219 for the three months ended October 31, 2023, and October 31, 2022, respectively.

Operating lease cost and rent was $54,502 and $90,177 for the nine months ended October 31, 2023, and October 31, 2022, respectively.

NOTE 5 – ACCRUED INTEREST PAYABLE AND ACCRUED EXPENSES

Accrued interest payable and accrued expenses as of October 31, 2023 and January 31, 2023 were as follows:

	October 31, 2023	January 31, 2023
Accrued interest payable	$3,954,350	$2,001,391
Accrued expenses	157,647	332,977
Total	$4,111,997	$2,334,368

NOTE 6 – CUSTOMER DEPOSITS

The Company receives payments from customers on orders prior to shipment and these customer deposits on cancelled orders were either returned to the customers subsequent to October 31 2023 or will remain as deposits until the item is either delivered and recorded as revenue or cancelled and refunded. At October 31, 2023 the Company had received $8,912 (January 31, 2023 - $38,448) in customer deposits for orders that were unfulfilled at October 31, 2023 and either canceled subsequent to year end or still awaiting shipment.

NOTE 7 – DEFERRED REVENUE

The Company receives payments from customers on orders prior to shipment and orders that were unfulfilled at October 31, 2023 because of both normal order processing and fulfillment requirements, and back orders are recorded as deferred revenue. At October 31, 2023 the Company had received $1,296 (January 31, 2023 - $66,153) in customer payments for orders that were unfulfilled at October 31, 2023 and delivered subsequent to October 31, 2023.

NOTE 8 – SHORT-TERM AND LONG-TERM DEBT

The components of the Company’s debt as of October 31, 2023 and January 31, 2023 were as follows:

	October 31, 2023		January 31, 2023
Forklift Note Payable, original note of $20,433 Sept 26, 2018, 6.23% interest, 60 monthly payments of $394.54 ending August 2023.(1)	—		3,836
Vehicle loan original loan of $93,239 February 16, 2021, 2.90 % interest. 72 monthly payments of $1,414 beginning on April 2, 2021 and ending on March 2, 2027. Secured by vehicle having net book value of $62,646.	55,143	#	66,538
Vehicle loan original loan of $59,711 March 20,2021, 7.89% interest. 72 monthly payments of $1,048 beginning on May 4, 2021 and ending on April 4, 2027. Secured by vehicle having net book value of $61,943.	—		45,454
Working Capital Note Payable - $700,000, dated October 29, 2021, repayment of $17,904 per week until Oct 29, 2022, interest rate of approximately 31%.(2,4,7)†	265,846	*	351,923
Working Capital Note Payable - $650,000, dated October 25, 2021, repayment of $15,875 per week until October 25, 2022, interest rate of approximately 26%.(2,4,8)†	440,273	*	443,819
Demand loan - $5,000 dated February 1, 2020, 15% interest, 5% fee on outstanding balance	5,000	*	5,000
Demand loan - $2,500, dated March 8, 2019, 25% interest, 5% fee on outstanding balance	2,500	*	2,500
Demand loan - $65,500 dated February 27, 2019, 25% interest, 5% fee on outstanding balance, Secured by the general assets of the Company	12,415	*	12,415
Promissory note - $60,000 dated September 18, 2020 maturing April 30, 2022(10), including $5,000 original issue discount, 15% per annum compounded interest, payable monthly.†	60,000	*	60,000
Promissory note - $425,000 dated August 28, 2020, including $50,000 original issue discount, 15% per annum compounded interest payable at maturity. This note matures when the Company receives proceeds through a financing event of $825,000 plus accrued interest on the note.(5)†	425,000	*	425,000
Promissory note - $1,200,000 dated August 28, 2020, maturing August 28, 2022, 12% interest payable monthly with the first six months interest deferred until the 6th month and added to principal.(6)†	1,200,000	*	1,200,000
Promissory note - $420,000 dated December 27, 2021, including $20,000 original issue discount, maturing January 27, 2022, non-interest bearing.(9)†	420,000	*	420,000
Promissory note - $30,000 dated November 4, 2022, including $5,000 original issue discount, maturing April 30, 2023, non-interest bearing.(11)†	30,000	*	30,000
Promissory note - $90,000 dated November 7, 2022, including $15,000 original issue discount, maturing April 30, 2023, non-interest bearing.(3)†	90,000	*	90,000
Demand loan, non-interest bearing.	80,480	*	22,500
Promissory note - $22,000 dated December 27, 2022, including $2,000 original issue discount maturing January 6, 2023, non-interest bearing.(10)†	22,000	*	22,000
Promissory note - $22,000 dated February 21, 2023, including $2,000 original issue discount maturing April 1, 2023, non-interest bearing.(10)†	22,000	*	—
Promissory note - $30,000 dated April 21, 2023, including $3,000 original issue discount maturing September 30, 2023, non-interest bearing.(12) †	33,000	*	—
Total	$3,163,657		$3,200,985

	October 31, 2023	January 31, 2023
Short-Term Debt	$3,108,514	$3,088,993
Current Portion of Long-Term Debt	15,558	24,569
Long-Term Debt	39,585	87,423
Total	$3,163,657	$3,200,985

*	Short-term loans.

#	Long-term loan of $55,143 including current portion $15,558.

†	In default $3,008,119.

(1)	Vehicle sold and loan fully paid on October 6, 2023.

(2)	The amounts due under the note are personally guaranteed by an officer or a director of the Company.

(3)	Secured by all the assets of the Company. Penalty of 10% of principal amount and 60,000 3 year warrants with an exercise price based on based on previous day closing price on initial default and 2% of principal amount and 60,000 3 year warrants with an exercise price based on previous day closing price for every 30 day default period thereafter.

(4)	The Company has pledged a security interest on all accounts receivable and banks accounts of the Company.

(5)	Financing event would be a sale or issuance of assets, debt, shares or any means of raising capital. As the Company has entered into such a transaction the loan has reached maturity and is treated as current. An extension was granted on December 13, 2021 amending the maturity date to April 30, 2022. The April 30, 2022 payment has not been made.

(6)	Secured by all assets of the Company. Loan payable in 2 instalments, $445,200 payable August 28, 2021 and $826,800 payable August 28, 2022. On December 13, 2021 the parties amended the maturity date for the first instalment to be April 30, 2022 with the second instalment date unchanged. The April 30, 2022 payment has not been made.

(7)	This loan replaces $500,000 loan dated June 4, 2021, $422,009 proceeds were used to repay this loan, net cash received was $253,491 after payment of $26,500 in fees.

(8)	This loan replaces $500,000 loan dated June 4, 2021, $359,919 proceeds were used to repay this loan, net cash received was $267,606 after payment of $22,475 in fees.

(9)	Penalty of 10% of principal amount and 30,000 3 year warrants with an exercise price of $15.00 on initial default and 2% of principal amount and 15,000 3 year warrants with an exercise price based on previous day closing price for every 30 day default period thereafter. Initial default and subsequent defaults to October 31, 2022 have been recorded.

(10)	Secured by all the assets of the Company and a personal guaranty from the CEO. Penalty of 15% of principal amount on initial default and 1.5% for every subsequent 7 day default period.

(11)	Secured by all the assets of the Company. Penalty of 10% of principal amount and 20,000 3 year warrants with an exercise price based on based on previous day closing price on initial default and 2% of principal amount and 20,000 3 year warrants with an exercise price based on previous day closing price for every 30 day default period thereafter.

(12)	Secured by all the assets of the Company. Penalty of 10% of principal amount on initial default and 1.5% for every subsequent 30 day default period.

The following are the minimum amounts due on the notes as of October 31, 2023:

Year Ended	Amount
October 31, 2024	$3,124,072
October 31, 2025	16,022
October 31, 2026	16,499
October 31, 2027	7,064
Total	$3,163,657

NOTE 9 – SHORT-TERM CONVERTIBLE DEBT

The components of the Company’s debt as of October 31, 2023 and January 31, 2023 were as follows.

	Interest	Default Interest	Conversion	Outstanding Principal at
Maturity Date	Rate	Rate	Price (a)	October 31, 2023	January 31, 2023
Nov. 4, 2013*	12%	12%	$1,800,000	$100,000	$100,000
Jan. 31, 2014*	12%	18%	$2,400,000	16,000	16,000
July 31, 2013*	12%	12%	$1,440,000	5,000	5,000
Jan. 31, 2014*	12%	12%	$2,400,000	30,000	30,000
Nov. 12, 2022*	8%	12%	(1)	3,000,000	3,000,000
Feb. 14, 2023*	12%	20%	(4)	2,400,000	2,400,000
Feb. 25, 2023*	12%	20%	(4)	179,650	250,000
Feb. 25, 2023*	12%	20%	(4)	700,000	700,000
Mar. 9, 2023*	12%	20%	(4)	400,000	400,000
Mar. 9, 2023*	12%	20%	(4)	400,000	400,000
Apr. 22, 2023*	12%	20%	(4)	880,000	880,000
Apr. 22, 2023*	12%	20%	(4)	220,000	220,000
May 19, 2023*	12%	16%	(5)	500,000	500,000
Feb. 11, 2023*	12%	18%	(4)	275,000	275,000
Dec. 27, 2022*	12%	18%	(4)	275,000	275,000
Jan. 6, 2023*	12%	18%	(4)(b)(iv)	140,000	125,000
Jan. 6, 2023*	12%	18%	(4)(b)(iv)	140,000	125,000
Jan. 11, 2023*	12%	18%	(4)(b)(iv)	153,890	138,890
Apr. 22, 2023*	12%	18%	(4)(b)(iv)	290,000	275,000
Apr. 22, 2023*	12%	18%	(4)(b)(iv)	290,000	275,000
Sept. 29, 2023*	12%	22%	(6)(b)(iii)	142,263	211,428
May 10, 2023	12%	18%	(2)	186,450	186,450
May 10, 2023	12%	18%	(2)	186,450	186,450
Nov. 21, 2023	12%	22%	(2)	54,432	54,432
July 5, 2023*	12%	18%	(4)	527,947	250,000
Apr. 20, 2024	12%	18%	(3)	69,230	—
May 3, 2024	10%	18%	(7)	176,000	—
June 13, 2024	10%	18%	(7)	127,500	—
June 13, 2024	12%	16%	(3)	64,625	—
July 17, 2024	10%	18%	(7)	127,500	—
Sept. 7, 2024	10%	18%	(7)	67,100	—
Sub-total				12,124,037	11,278,650
Debt Discount				(361,023)	(840,067)
				$11,763,014	$10,438,583

*	In default at filing date $11,437,650.
(1)	lesser of $ 1.25 or 75 % of offering price if there is an uplisting to a national securities exchange.
(2)	convertible at 20% discount of the offering price on company’s uplist to NASDAQ and convertible upon default at conversion price lower of 75% of lowest trading price 20 days prior to conversion.
(3)	lesser of $ 0.25 or 75 % of offering price if there is an uplisting to a national securities exchange.
(4)	convertible upon default at conversion price lower of i) lowest price 20 days prior to Issuance ii) lowest price 20 days prior to conversion.
(5)	lesser of $ 5.00 or 75 % of offering price if there is an uplisting to a national securities exchange.
(6)	75% of lowest closing bid price ten days preceding conversion date in event of default.
(7)	lower of $0.20 or 20% discount on previous days close
(a)	Note all conversions are subject to dilutive issuance clauses where the conversion price will revert to the lowest transacted share price.
(b)	All debt issuances are subject to events of default which may trigger penalties. The Company was in default of non payment at maturity and therefore penalties resulted on some of the loans. Penalties totaling $90,928 were added to the principal of the loan with a corresponding adjustment to interest expense.
(i)	Penalty of 100% of the loan and accrued interest added to the principal and accrued interest, respectively.
(ii)	Penalty of 25% of the loan and accrued interest added to the principal and accrued interest, respectively.
(iii)	Penalty of 50% of the loan and accrued interest added to the principal and accrued interest, respectively.
(iv)	Penalty of 15,000 added to the principal of the loan.

The Company had accrued interest payable of $2,849,339 and $1,342,097 on the notes at October 31, 2023 and January 31, 2023, respectively.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that some instruments should be classified as liabilities due to there being a variable number of shares to be delivered upon settlement of the above conversion options. The instruments are measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the embedded conversion option resulted in a discount to the note on the debt modification date. For the three months ended October 31, 2023 and 2022, the Company recorded amortization of debt discount expense of $335,672 and $1,932,722, respectively. For the nine months ended October 31, 2023 and 2022, the Company recorded amortization of debt discount expense of $1,422,910 and $4,309,329, respectively.

For both the three months ended October 31, 2023 and 2022 there was $0 in penalty interest to the loans. For the nine months ended October 31, 2023 and 2022 there was $90,028 and $0 in penalty interest to the loans, respectively. For the three months ended October 31, 2023 lenders converted $57,957 of principal, $4,087 of interest, derivative of $124,764 and $3,120 of fees all totaling $189,928 into 3,415,847 common shares with a corresponding increase in paid in capital .For the three months ended October 31, 2022 there were no debt conversions. For the nine months ended October 31, 2023, lenders converted $153,212 of principal, $12,052 of interest, derivative of $206,193 and $5,720 of fees all totaling $377,177 into 3,850,281 common shares with a corresponding increase in paid in capital. For the nine months ended October 31, 2022 there were no debt conversions.

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

On September 7, 2023, the Company entered into a convertible note for $67,100 with a September 7, 2024, maturity, interest rate of 10% with 134,200 common shares. The Company received $60,000 and recorded an original issue discount of $6,000 along with fees of $1,100. The Company recognized a derivative discount of $51,061 and recognized $1,977 based on a relative fair value calculation as a debt discount with a corresponding adjustment to paid-in capital for the attached shares. The discount is amortized over the term of the loan. The note is convertible at a price lower of $0.20 or 80% of closing market price prior to conversion date. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, default interest is 18%. Penalty shares of 16.67% of the outstanding loan balance, per month is due if the note is not paid by March 6, 2024. The loan is secured against all assets of the Company.

On September 28, 2023 the Company further amended the July 5, 2022 note above with a fourth amendment. The Company received $40,000 with an original issue discount of $4,444 bringing the value of the new note to $527,947 having total cash proceeds of $457,653 with a total original issue discount of $70,294. The Company recognized a derivative discount of $33,947 for the conversion feature.

As of October 31, 2023, the Company had $11,437,650 of aggregate convertible debt in default. The agreements provide legal remedies for satisfaction of defaults, none of the lenders to this point have pursued their legal remedies. The Company continues to accrue interest at the listed rates, and plans to seek their conversion or payoff within the next twelve months.

NOTE 10 – DERIVATIVE LIABILITIES

As of October 31, 2023, and January 31, 2023, the Company had derivative liabilities of $ 6,468,586 and $3,271,058, respectively. During the three months ended October 31, 2023, and 2022, the Company recorded a loss of $38,261 and a loss of $184,146, respectively, from the change in the fair value of derivative liabilities. During the nine months ended October 31, 2023, and 2022, the Company recorded a loss of $2,178,051 and a loss of $841,772, respectively, from the change in the fair value of derivative liabilities. Any liabilities resulting from the warrants outstanding are immaterial.

The derivative liabilities are valued as a level 3 input for valuing financial instruments.

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended October 31, 2023. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs.

Level 3
Derivatives
Balance, January 31, 2023	$3,271,058
Changes Due to Issuance of New Convertible Notes	1,098,277
Changes due to Settlements of Convertible Notes	127,393
Changes due to Conversions of Notes Payable	(206,193)
Mark to Market Change in Derivatives	2,178,051
Balance, October 31, 2023	$6,468,586

The derivatives arise from convertible debt where the debt is convertible into common stock at variable conversion prices which are linked to the trading and/or bid prices of the Company’s common stock as traded on the OTC market.

The fair value of the derivative liability is determined using the lattice model, is re-measured on the Company’s reporting dates, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the expected term, and the risk-free interest rate. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of October 31, 2023, is as follows:

Embedded Derivative Liability As of October 31, 2023
Strike price	$0.012 - $0.10
Contractual term (years)	0.01 - 0.62 years
Volatility (annual)	246.2% - 543.2%
Underlying fair market value	$0.012
Risk-free rate	5.71% - 6.12%
Dividend yield (per share)	0

NOTE 11 – STOCKHOLDERS’ DEFICIT

Preferred Stock:

The Series A Preferred Stock has an automatic forced conversion into common stock upon the completion of the repurchase or extinguishing of all “toxic” debt (notes having conversion features tied to the Company’s common stock), the extinguishing of all other existing dilutive debt or equity structures, and total recapitalization of the Company. As of both October 31, 2023, and January 31, 2023, the Company had 0 shares of Series A Preferred issued and outstanding and 330,000 authorized with a par value of $0.001 per share.

At both October 31, 2023, and January 31, 2022, there were 20,000 and 20,000 Series B preferred shares outstanding, respectively. The Series B Preferred Stock have voting rights equal to 51% of the total voting rights at any time. There are no conversion rights granted holders of Series B Preferred shares, they are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 20,000 Series B preferred shares authorized and issued of the Series B Preferred Stock with a par-value of $0.001 per share.

At both October 31, 2023, and January 31, 2023, there were 0 and 0 Series C preferred shares outstanding, respectively. The Series C Preferred Stock have the right to convert into the common stock of the Company by multiplying the number of issued and outstanding shares of common stock by 2.63 on the conversion date. The holders of Series C Preferred shares are not entitled to dividends, and the Company does not have the right of redemption. Currently, there are 7,250 Series C preferred shares authorized and 0 shares issued with a par-value of $0.001 per share.

At both October 31, 2023, and January 31, 2023, there were 870 Series D preferred shares authorized and outstanding, respectively which with a par value $0.001. All shares of Series D Preferred Stock will rank subordinate and junior to all shares of Series A, B and C of Preferred Stock of the Corporation and pari passu with any of the Corporation’s preferred stock hereafter created as to distributions of assets upon dissolution or winding up of the Corporation, whether voluntary or involuntary. These shares are non-voting, do not receive dividends and are redeemable according to the terms set out as follows:

REDEEMABLE PREFERRED STOCK (OPTIONAL REDEMPTION)

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

The Series D Preferred Stock is not entitled to any pre-emptive or subscription rights in respect of any securities of the Corporation. Neither the Company nor any Series D preferred stockholders has given notice to exercise the redemption as of October 31, 2023, on the date of the financial statements. Because the holders of the Series D preferred stock have the right to demand cash redemption, the cumulative amount of the redemption feature is included in Temporary Equity as of October 31, 2023, and January 31, 2023.

Common Stock

The Company is authorized to issue 75,000,000 common shares at a par value of $0.000001 per share. These shares have full voting rights. The Company undertook a 10-1 reverse stock split on April 28, 2022. The share capital has been retrospectively adjusted accordingly to reflect these reverse stock splits. At October 31, 2023 and January 31, 2023 there were 7,082,421 and 1,917,982 shares outstanding and issuable, respectively.  No dividends were paid in the three months ended October 31, 2023 or 2022. The Company’s articles of incorporation include a provision that the Company is not allowed to issue fractional shares.

The table below represent the common shares issued, issuable and outstanding at October 31, 2023 and January 31, 2023:

Common shares	October 31, 2023	January 31, 2023
Issued	6,139,346	1,773,987
Shares to be cancelled	(5,000)	(5,000)
Issuable	948,075	148,995
Issued, issuable and outstanding	7,082,421	1,917,982

The issuable shares are presently unissued due to limitations of authorized capital and shares on reserve for convertible debt holders.

The Company issued the following shares of common stock in the nine months ended October 31, 2023:

Lenders converted $153,212 of principal, $12,052 of interest, derivative of $206,193 and $5,720 of fees all totaling $377,177 into 3,850,281 common shares.

The Company issued 167,958 common shares at fair value of $122,109 to settle $196,958 in accrued expenses and recorded a gain on settlement of debt of $74,489.

The Company issued 1,146,200 shares and warrants to acquire 1,913,855 common shares along with debt for a relative fair value of $34,960 with an adjustment to paid -on capital and a corresponding adjustment to debt discount.

Options and Warrants:

The Company has 250,000 and 250,000 options outstanding as of both October 31, 2023, and January 31, 2023.

The Company recorded option and warrant expense of $0 and $0 for the nine months ended October 31, 2023, and 2022, respectively.

For the nine months ended October 31, 2023 the Company issued warrants to purchase 1,913,855 common shares along with debt to various lenders as well as warrants to acquire 410,000 common shares as penalty interest. The table below provides the significant estimates used that resulted in the Company determining the relative fair value of the 1,913,855 warrants (and 1,146,200 common shares mentioned above) at $34,960, which has been recorded as a debt discount and the 695,000 warrants at $120,890 which has been recorded as interest both with corresponding adjustments to paid-in capital.

Expected volatility	561% - 2,224%
Exercise price	$0.12 - $1.03
Stock price	$0.12 - $1.10
Expected life	3 - 5 years
Risk-free interest rate	3.57% - 4.93%
Dividend yield	0%

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

Expected volatility	1,686% - 2,227%
Exercise price	$4.45 - $15.00
Stock price	$0.95 - $11.99
Expected life	3 - 5 years
Risk-free interest rate	1.76% - 4.45%
Dividend yield	0%

The Company had the following fully vested warrants outstanding at October 31,2023:

Issued To	# Warrants	Dated	Expire	Strike Price *	Expired	Exercised
Lender	95,000	08/28/2020	08/28/2023	$4.00 per share	Y	N
Broker	250	10/11/2020	10/11/2025	$45.00 per share	N	N
Broker	300	11/25/2020	11/25/2025	$30.00 per share	N	N
Triton	30,000	07/27/2021	07/27/2024	$21.10 per share	N	N
Consultant	25,000	08/26/2021	08/26/2024	$15.00 per share	N	N
Lender	60,845	11/12/2021	11/12/2026	$15.00 per share	N	N
Lender	90,000	11/12/2021	11/12/2026	$15.00 per share	N	N
Lender	30,000	1/27/2022	1/27/2025	$15.00 per share	N	N
Lender	120,000	2/14/2022	2/14/2027	$15.00 per share	N	N
Lender	35,000	2/25/2022	2/25/2027	$15.00 per share	N	N
Lender	15,000	2/25/2022	2/25/2027	$15.00 per share	N	N
Lender	20,000	3/9/2022	3/9/2027	$15.00 per share	N	N
Lender	20,000	3/9/2022	3/9/2027	$15.00 per share	N	N
Lender	11,000	4/22/2022	4/22/2027	$15.00 per share	N	N
Lender	44,000	4/22/2022	4/22/2027	$15.00 per share	N	N
Lender	15,000	2/26/2022	2/26/2025	$5.40 per share	N	N
Lender	15,000	3/28/2022	3/28/2025	$7.50 per share	N	N
Lender	15,000	4/27/2022	4/27/2025	$6.99 per share	N	N
Lender	15,000	5/27/2022	5/27/2025	$5.12 per share	N	N
Lender	33,333	5/19/2022	5/19/2027	$15.00 per share	N	N
Lender	100,000	6/27/2022	6/27/2027	$15.00 per share	N	N
Lender	15,000	6/26/2022	6/26/2025	$5.12 per share	N	N
Lender	15,000	7/26/2022	7/26/2025	$5.12 per share	N	N
Lender	100,000	7/5/2022	7/5/2027	$15.00 per share	N	N
Lender	50,000	7/6/2022	7/6/2027	$15.00 per share	N	N
Lender	50,000	7/6/2022	7/6/2027	$15.00 per share	N	N
Lender	50,000	7/11/2022	7/11/2027	$15.00 per share	N	N
Lender	100,000	8/11/2022	8/11/2027	$15.00 per share	N	N
Lender	100,000	8/22/2022	8/22/2027	$15.00 per share	N	N
Lender	100,000	8/22/2022	8/22/2027	$15.00 per share	N	N
Lender	15,000	8/25/2022	8/25/2025	$5.10 per share	N	N
Lender	15,000	9/24/2022	9/24/2025	$4.00 per share	N	N
Lender	15,000	10/24/2022	10/24/2025	$3.30 per share	N	N
Lender	75,000	11/10/2022	11/10/2027	$15.00 per share	N	N
Lender	75,000	11/10/2022	11/10/2027	$15.00 per share	N	N
Lender	15,000	11/23/2022	11/23/2025	$2.20 per share	N	N
Lender	15,000	12/23/2022	12/23/2025	$3.30 per share	N	N
Lender	15,000	1/22/2023	1/22/2026	$3.30 per share	N	N
Lender	15,000	2/21/2023	2/21/2026	$1.03 per share	N	N
Lender	15,000	3/21/2023	1/22/2026	$1.00 per share	N	N
Lender	388,884	4/20/2023	4/20/2028	$1.00 per share	N	N
Lender	15,000	4/23/2023	1/22/2026	$0.20 per share	N	N
Lender	97,221	4/27/2023	4/27/2028	$0.25 per share	N	N
Lender	60,000	4/30/2023	4/30/2026	$0.15 per share	N	N
Lender	20,000	4/30/2023	4/30/2026	$0.15 per share	N	N
Lender	15,000	5/23/2023	5/23/2026	$0.35 per share	N	N
Lender	60,000	5/30/2023	5/30/2026	$0.25 per share	N	N
Lender	20,000	5/30/2023	5/30/2026	$0.25 per share	N	N
Lender	1,000,000	6/1/2023	On exercise	$0.00001 per share	N	N
Lender	427,750	6/13/2023	6/13/2028	$0.25 per share	N	N
Lender	15,000	6/22/2023	6/22/2026	$0.33 per share	N	N
Lender	60,000	6/29/2023	6/29/2026	$0.25 per share	N	N
Lender	20,000	6/29/2023	6/29/2026	$0.25 per share	N	N
Lender	15,000	7/22/2023	7/22/2026	$0.30 per share	N	N
Lender	60,000	7/29/2023	7/29/2026	$0.30 per share	N	N
Lender	20,000	7/29/2023	7/29/2026	$0.30 per share	N	N
Lender	15,000	8/21/2023	8/21/2026	$0.07 per share	N	N
Lender	60,000	8/28/2023	8/28/2026	$0.05 per share	N	N
Lender	20,000	8/28/2023	8/28/2026	$0.05 per share	N	N
Lender	15,000	9/20/2023	9/20/2026	$0.04 per share	N	N
Lender	60,000	9/28/2023	9/28/2026	$0.02 per share	N	N
Lender	20,000	9/28/2023	9/28/2026	$0.02 per share	N	N
Lender	15,000	10/20/2023	10/20/2026	$0.02 per share	N	N
Lender	60,000	10/28/2023	10/28/2026	$0.01 per share	N	N
Lender	20,000	10/28/2023	10/28/2026	$0.01 per share	N	N

*	The strike price is subject to price adjustments due to dilutive issuance clauses.

The Company had the following fully vested options outstanding at October 31, 2023:

Issued To	# Options	Dated	Expire	Strike Price	Expired	Exercised
T. Armes	250,000	7/11/2022	7/11/2027	$4.00 per share	N	N

The following table summarizes the activity of options and warrants issued and outstanding as of and for the three months ended October 31, 2023:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 31, 2023	250,000	$4.00	1,609,728	$13.49
Granted	—	—	2,608,855	0.25
Exercised	—	—	—	—
Forfeited and canceled	—	—	(95,000)	(4.00)
Outstanding at October 31, 2023	250,000	$4.00	4,123,583	$5.33

NOTE 12 – RELATED PARTY TRANSACTIONS

As of October 31, 2023 and January 31, 2023, the Company had $0 and $46,173, respectively of related party accrued expenses related to accrued compensation for employees and consultants. On May 17, 2023 former director and CEO Tim Armes resigned (replaced by Christopher Davenport). At this time Mr. Armes exchanged his debt owed by the Company totaling $94,291 in exchange for the vehicle having a cost of $89,711 and a net book value of $61,953 sold for fair value proceeds of $65,000 and a gain on sale of property and equipment of $3,057 was recorded by the Company. In addition, the vehicle loan of $42,635 was also transferred to Mr. Armes. The company recorded a gain on settlement of debt of $71,926.

As of October 31, 2023 the CEO has advanced the Company $255,893 (January 31, 2023 - $0) included in shareholder loans payable. These advances are non-interest bearing with no specified terms of repayment.

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

Maturity of Lease Liabilities	Operating Leases
October 31, 2024	$30,003
October 31, 2025	30,003
October 31, 2026	30,003
October 31, 2027	2,501
Total lease payments	92,510
Less: Interest	(1,954)
Present value of lease liabilities	$90,556

The Company had total operating lease and rent expense of $7,500 and $29,219 for the three months ended October 31, 2023, and 2022 respectively. The Company had total operating lease and rent expense of $54,502 and $90,177 for the nine months ended October 31, 2023, and 2022 respectively.

NOTE 14 – EARNINGS (LOSS) PER SHARE

The net income (loss) per common share amounts were determined as follows:

	For the Three Months Ended
	October 31,
	2023	2022
Numerator:
Net income (loss) available to common shareholders	$(1,353,062)	$(4,131,691)

Denominator:
Weighted average shares – basic	4,756,296	1,805,316

Net income (loss) per share – basic	$(0.28)	$(2.29)

Effect of common stock equivalents:
Add: interest expense on convertible debt	526,466	166,046
Add: amortization of debt discount	335,672	1,932,722
Less: gain on settlement of debt on convertible notes	—	(10,128)
Add (Less): loss (gain) on change of derivative liabilities	38,261	186,146
Net income (loss) adjusted for common stock equivalents	(452,663)	(1,856,905)
Dilutive effect of common stock equivalents:
Convertible notes and accrued interest	—	—
Convertible Class C Preferred shares	—	—
Warrants and options	—	—

Denominator:
Weighted average shares – diluted	4,756,296	1,805,316

Net income (loss) per share – diluted	$(0.28)	$(2.29)

The net income (loss) per common share amounts were determined as follows:

	For the Nine Months Ended
	October 31,
	2023	2022
Numerator:
Net income (loss) available to common shareholders	$(7,173,870)	$(12,228,775)

Denominator:
Weighted average shares – basic	3,302,841	1,576,024

Net income (loss) per share – basic	$(2.17)	$(7.76)

Effect of common stock equivalents:
Add: interest expense on convertible debt	1,519,052	278,788
Add: amortization of debt discount	1,422,910	4,309,329
Add (less): loss (gain) on settlement of debt on convertible notes	127,393	(19,539)
Add (less): loss (gain) on change of derivative liabilities	2,178,051	841,772
Net income (loss) adjusted for common stock equivalents	(1,926,464)	(6,818,425)
Dilutive effect of common stock equivalents:
Convertible notes and accrued interest	—	—
Convertible Class C Preferred shares	—	—
Warrants and options	—	—

Denominator:
Weighted average shares – diluted	3,302,841	1,576,024

Net income (loss) per share – diluted	$(2.17)	$(7.76)

The anti-dilutive shares of common stock equivalents for the three and nine months ended October 31, 2023 and October 31, 2022 were as follows:

	For the Three and Nine Months Ended
	October 31,
	2023	2022

Convertible notes and accrued interest	647,239,296	7,093,733
Convertible Class C Preferred shares	—	4,796,352
Options	250,000	250,000
Warrants	4,123,583	1,414,728
Total	651,612,879	13,554,813

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to October 31, 2023 through to February 14 2024:

•   lenders converted $6,870 in debt, $5,916 in interest and $7,520 in fees into 1,762,941 common shares.

•   On November 29, 2023 the Company further amended the July 5, 2022 note mentioned in Note 8 with a fifth amendment. The Company received $86,212 with an original issue discount of $9,579 for a total of $ $95,791 bringing the value of the new note to $623,738 having total cash proceeds of $543,864 with a total original issue discount of $79,874.

•   On January 4, 2024, the Company entered into a convertible note for $744,610 with a July 4, 2024, maturity, interest rate of 12% The Company received $11,000 along with fees of $5,000. The remaining $726,810 will be charges as penalty interest representing the difference in value for commitment fees that were stated versus what was realized. The discount is amortized over the term of the loan. The note is convertible at a price lower of trading price 20 days prior to conversion or issue date. The note has certain default provisions such as failure to pay any principal or interest when due and failure to issue shares upon conversion. In the event of these or any other default provisions, default interest is 18%. If the note is not paid at maturity then principal increases by $15,000.

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

Additionally, we believe that our automotive parts marketplace AutoParts4less.com, with no known large challengers presently in the space outside of “all things to all people” online marketplaces Amazon and eBay, has the opportunity to quickly be branded when launched as the auto part’s industry premier marketplace just as sites like Etsy, Wayfair, Uber and Chewey’s have been able to successfully do in their industries

Results of Operations For the Nine Months Ended October 31, 2023 Compared to the Nine Months Ended October 31, 2022

The following table shows our results of operations for the nine months ended October 31, 2023, and 2022. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

			Change
	2023	2022	$	%
Total Revenues	$339,116	$4,089,037	$(3,749,921)	(92%	)
Gross Profit	268,611	792,491	(523,880)	(66%	)
Total Operating Expenses	1,341,674	5,378,156	(4,036,482)	(75%	)
Total Other Income (Expense)	(6,100,807)	(7,643,110)	1,542,303	(20%	)
Net Loss	$(7,173,870)	$(12,228,775)	$5,054,905	(43%	)

Revenue

The following table shows revenue split between proprietary and third-party website revenue for the nine months ended October 31, 2023, and 2022:

			Change
	2023	2022	$	%
Proprietary website revenue	$159,726	$2,750,636	$(2,590,910)	(94%	)
Third party website revenue	179,390	1,338,401	(1,159,011)	(87%	)
Total Revenue	$339,116	$4,089,037	$(3,749,921)	(92%	)

We had total revenue of $339,116 for the nine months ended October 31, 2023, compared to $4,089,037 for the nine months ended October 31, 2022. Sales decreased by $3,749,921. For the nine months ended October 31, 2023, the Company began selling off its inventory and transitioning its business to the newly developed autoplarts4less.com marketplace. For the nine months ended October 31, 2023, marketplace revenues were $22,043 ($2022 - $0). There are no associated cost of sales with these revenues as they represent fees earned on sales. However, sales fell dramatically since the Company is only concentrating on the new marketplace which is its future and continues cutting costs associated with its old business model.

Total revenues fell by 92% as the Company transitions from a seller of accessories to a pure-play automotive parts-only marketplace.

Gross Profit

We had gross profit of $268,611 for the nine months ended October 31, 2023, compared to gross profit of $792,491 for the nine months ended October 31, 2022. Gross profit decreased by $523,880 as a result of the decreased revenues explained above. Gross profit % was 79% in 2023 compared to 19% in 2022. The reason for the increase in gross profit % was that the Company has no associated costs with the marketplace revenues, and also was able to realize higher margins on sales of inventory written down in January 31, 2023

Operating Expenses

The following table shows our operating expenses for the nine months ended October 31, 2023, and 2022:

			Change
	2023	2022	$	%
Operating expenses
Depreciation	$30,310	$38,587	$(8,277)	(21%	)
Postage, Shipping and Freight	29,190	146,962	(117,772)	(80%	)
Marketing and Advertising	135,986	671,348	(535,362)	(80%	)
E Commerce Services, Commissions and Fees	360,318	1,076,787	(716,469)	(67%	)
Operating lease cost	54,502	90,177	(35,675)	(40%	)
Personnel Costs	134,730	505,253	(370,523)	(73%	)
General and Administrative	596,638	2,849,042	(2,252,404)	(79%	)
Total Operating Expenses	$1,341,674	$5,378,156	$(4,036,482)	(75%	)

•   Depreciation decreased by $8,277 due to vehicle disposals in 2023.

•   Postage shipping and freight decreased by $117,772 due to lower sales.

•   Marketing and advertising decreased by $535,362 due to cost cutting and limiting spend on new marketplace.

•   E Commerce Services, Commissions and Fees decreased by $716,469 due to lower sales and shift to new marketplace.

•   Operating lease cost decreased by $35,675 due to two fewer leases.

•   Personnel Costs decreased by $370,523 due to staff reductions as a result of lower demand ,shift to new marketplace which requires fewer employees and CEO not taking a salary in 2023.

•   General and Administrative decreased by $2,252,404 due to a decreases of the following: $1,998,000 in stock based compensation for warrants issued to former CEO in prior year, $17,525 in office expense, $165,437 lower sub-contractors due to less outside work being needed for new marketplace compared to websites, $39,557 decreases in insurance costs due to lower health plan costs on fewer employees, with the remaining decrease to other office and general expenses.

Other Income (Expense)

The following table shows our other income and expenses for the nine months ended October 31, 2023, and 2022:

			Change
	2023	2022	$	%
Other Income (Expense)
Gain (Loss) on Sale of Property and Equipment	$9,468	$—	$9,468	—
Gain (Loss) on Derivatives	(2,178,051)	(841,772)	(1,336,279)	(159%	)
Gain on Settlement of Debt	37,382	19,539	17,843	91%
Amortization of Debt Discount	(1,422,910)	(4,309,329)	2,886,419	(67%	)
Interest Expense	(2,546,696)	(2,511,548)	(35,148)	1%
Total Other Income (Expense)	$(6,100,807)	$(7,643,110)	$1,542,303	(20%	)

The changes above can be explained by the increase in convertible debt that started at the end of last fiscal year and continued for the nine months ended October 31, 2022. The decrease in amortization in debt discount is a result of maturing debt in the prior year’s reporting period. The higher loss on derivatives in 2023 is a function of the market factors in the valuation of the derivative liability described in Note 10 of the included financial statements as well as the derivative discounts acquired with the new debt.

We had a net loss of $7,173,870 for the nine months ended October 31, 2023, compared to net loss of $12,228,775 for the nine months ended October 31, 2022. The decrease in net loss was mainly due to the decrease in other expenses, large decrease in operating expenses partly offset by the lower gross profit.

Results of Operations for the Three Months Ended October 31, 2023, Compared to the Three Months Ended October 31, 2022

The following table shows our results of operations for the three months ended October 31, 2023, and 2022. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

			Change
	2023	2022	$	%
Total Revenues	$143,696	$1,017,986	$(874,290)	(86%	)
Gross Profit	106,058	171,088	(65,030)	(38%	)
Total Operating Expenses	360,277	1,009,907	(649,630)	(64%	)
Total Other Income (Expense)	(1,098,843)	(3,292,872)	2,194,029	(67%	)
Net Loss	$(1,353,062)	$(4,131,691)	$2,778,629	(67%	)

Revenue

The following table shows revenue split between proprietary and third-party website revenue for the three months ended October 31, 2023 and 2022:

			Change
	2023	2022	$	%
Proprietary website revenue	$41,710	$611,799	$(570,089)	(93%	)
Third party website revenue	101,986	406,187	(304,201)	(75%	)
Total Revenue	$143,696	$1,017,986	$(874,290)	(86%	)

We had total revenue of $143,696 for the three months ended October 31, 2023, compared to $1,017,986 for the three months ended October 31, 2022. Sales decreased by $874,390. For the three months ended October 31, 2023, the Company began selling off its inventory and transitioning its business to the newly developed autoplarts4less.com marketplace. For the three months ended October 31, 2023, marketplace revenues were $5,326 ($2022 - $0). There are no associated cost of sales with these revenues as they represent fees earned on sales. However, sales fell dramatically since the Company is only concentrating on the new marketplace which is its future and continues cutting costs associated with its old business model.

Gross Profit

We had gross profit of $106,058 for the three months ended October 31, 2023, compared to gross profit of $171,088 for the three months ended October 31, 2022. Gross profit decreased by $65,029 as a result of the decreased revenues explained above. Gross profit % was 74% in 2023 compared to 17% in 2022. The reason for the increase in gross profit % was that the Company has no associated costs with the marketplace revenues , and also was able to realize higher margins on sales of inventory written down in January 31, 2023.

Operating Expenses

The following table shows our operating expenses for the three months ended October 31, 2023 and 2022:

			Change
	2023	2022	$	%
Operating expenses
Depreciation	$8,852	$12,743	$(3,891)	(31%	)
Postage, Shipping and Freight	15,639	32,013	(16,374)	(51%	)
Marketing and Advertising	32,469	156,522	(124,053)	(79%	)
E Commerce Services, Commissions and Fees	92,313	396,065	(303,752)	(77%	)
Operating lease cost	7,500	29,219	(21,719)	(74%	)
Personnel Costs	22,965	131,937	(108,972)	(83%	)
General and Administrative	180,540	251,408	(70,868)	(28%	)
Total Operating Expenses	$360,277	$1,009,907	$(649,630)	(64%	)

•   Depreciation increased by $3,892 due to vehicle disposals.

•   Postage shipping and freight decreased by $16,374 due to lower sales.

•   Marketing and advertising decreased by $124,052 due to cost cutting and limiting spend on new marketplace.

•   E Commerce Services, Commissions and Fees decreased by $303,752 due to lower sales.

•   Operating lease cost decreased by $21,719 due to two fewer leases.

•   Personnel Costs decreased by $108,9729 due to staff reductions as a result of lower demand and CEO not taking a salary in 2023.

•   General and Administrative decreased by $70,868 due to the Company reducing its expenses as a result of the new marketplace and general cost cutting measures.

Other Income (Expense)

The following table shows our other income and expenses for the three months ended October 31, 2023, and 2022:

			Change
	2023	2022	$	%
Other Income (Expense)
Gain (Loss) on Derivatives	$(38,261)	$(184,146)	$145,885	(79%	)
Gain (Loss) on Disposal of Fixed Assets	6,411	—	6,411	—
Gain on Settlement of Debt	—	10,128	(10,128)	(100%	)
Amortization of Debt Discount	(335,672)	(1,932,722)	1,597,050	(83%	)
Interest Expense	(731,321)	(1,186,132)	454,811	(38%	)
Total Other Income (Expense)	$(1,098,843)	$(3,292,872)	$2,194,029	(67%	)

The changes above can be explained by the lower amortization of debt discount this quarter ended October 31, 2023 as many convertible notes matured and were fully amortized in the prior year’s corresponding quarter. Interest in the quarter ended October 31, 2022 was higher due to penalty interest. The loss on derivatives is a function of the market factors in the valuation of the derivative liability described in Note 10 as well as the increase in derivative discount resulting from the new debt issuances.

We had a net loss of $1,353,062 for three months ended October 31, 2023, compared to a net loss of $4,131,691 for three months ended October 31, 2022. The decrease in net loss was mainly due to the large decrease in other expenses and operating expenses.

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

As of October 31, 2023, we had a cash balance of $12,490, net inventory of $33,337 and $27,110,778 in current liabilities. At the current cash consumption rate, we will need to consider additional funding sources going forward. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	October 31, 2023	January 31, 2023
Current assets	$88,731	$97,745
Current liabilities	27,199,509	20,768,832
Working capital (deficits)	$(27,110,778)	$(20,671,087)

Net cash used in operations for the nine months ended October 31, 2023 was $1,040,209 as compared to net cash used in operations of $3,398,045 for the nine months ended October 31, 2022. Net cash provided by investing activities for the nine months ended October 31, 2023 was $11,500 as compared to cash flows used in investing activities of $1,142 for the same period in 2022. Net cash provided by financing activities for the nine months ended October 31, 2023 was $1,036,462 as compared to $3,367,715 for the nine months ended October 31, 2022.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Moving forward, we hope that our Chief Executive Officer and Principal Financial Officer will be able to devote the additional time and effort required so that our disclosure controls and procedures can become effective. Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report for the quarter ended October 31, 2023 fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

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

On September 7, 2023, we issued a promissory note in the principal amount of $127,500 to Cove Funding LP.

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

Date: February 14, 2024

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